Form 10-Q
period 1996-06-30
BIOFIELD CORP \DE\
filed 1996-08-09
CIK 1007018

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                 --------------

                                   FORM 10-Q

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                   For the transition period from    to

                       Commission file number 0-27848

                                 BIOFIELD CORP.
             (exact name of registrant as specified in its charter)


                 Delaware                                  13-3703450
      (State or other jurisdiction of          (IRS Employer Identification No.)
      incorporation or organization)

          1225 Northmeadow Pkwy.
          Suite 120 Roswell, GA                               30076
(Address of principal executive offices)                   (zip code)

       Registrant's telephone number, including area code: (770) 740-8180

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes   X       No
                                             ----        ----

The number of shares of Issuer's Common Stock, $.001 par value, outstanding as of June 30, 1996 was 6,431,049 shares.

                                 BIOFIELD CORP.
             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                     INDEX

Part I  FINANCIAL INFORMATION                                                            PAGE NO.
- -----------------------------                                                            --------
Item 1.     FINANCIAL STATEMENTS

            Balance Sheets as of June 30, 1996 and December 31, 1995 ...............          3

            Statements of Operations for the three month and six month periods ended June 30, 1996 and 1995 and for the period
            October 16, 1987 (Date of Inception) through June 30, 1996 .............          4

            Statements of Stockholders' Equity for the period October 16, 1987
            (Date of Inception) through June 30, 1996 ..............................        5-6

            Statements of Cash Flows for the three month and six month periods ended June 30, 1996 and 1995 and for the period
            October 16, 1987 (Date of Inception) through June 30, 1996 .............        7-8

            Notes to Financial Statements ..........................................       9-11

Item 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..........................      12-13


Part II OTHER INFORMATION
- -------------------------

Item 2      CHANGES IN SECURITIES ..................................................         14

Item 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................         14

Item 6      EXHIBITS AND REPORTS ON FORM 8-K .......................................         14

Signatures  ........................................................................         15

Part I      FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS


                                 BIOFIELD CORP.
                         (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                    June 30, 1996    December 31, 1995
                                                                                    -------------    -----------------
                                                                                     (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ....................................................   $ 11,760,336      $  3,271,341
    Short-term investments .......................................................      7,562,977         3,000,000
    Other current assets .........................................................        430,425            83,823
                                                                                     ------------      ------------
       Total current assets ......................................................     19,753,738         6,355,164
PROPERTY AND EQUIPMENT - Net .....................................................        807,012           939,370
OTHER ASSETS .....................................................................        101,292           101,292
PATENT AND PATENT APPLICATION COSTS - Net ........................................        438,739           379,798
                                                                                     ------------      ------------
TOTAL ............................................................................   $ 21,100,781      $  7,775,624
                                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable .............................................................   $    492,345      $    390,804
    Contractual settlement .......................................................        313,392           776,623
    Due to affiliate .............................................................        250,417            87,270
    Accrued expenses .............................................................        911,333           406,966
    Capitalized lease obligations ................................................         29,269            26,815
                                                                                     ------------      ------------
       Total current liabilities .................................................      1,996,756         1,688,478
CAPITALIZED LEASE OBLIGATIONS ....................................................         18,372            33,647
                                                                                     ------------      ------------
       Total liabilities .........................................................      2,015,128         1,722,125
                                                                                     ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value; authorized 2,000,000 shares;
       no shares issued ..........................................................           --                --
    Series A Convertible preferred stock, $.001 par value; authorized
       2,350,000 shares; outstanding 0 and 2,342,118 shares, respectively ........           --               2,342
    Series B Convertible preferred stock, $.001 par value; authorized
       500,000 shares; outstanding 0 and 481,644 shares respectively .............           --                 482
    Series C Convertible preferred stock, $.001 par value; authorized
       4,450,000 securities units; outstanding 0 and 2,914,771 units, respectively           --               2,915
    Series D Convertible preferred stock, $.001 par value; authorized
       3,000,000 shares; no shares issued ........................................           --                --
    Common Stock, $.001 par value; authorized 25,000,000 shares;
       outstanding 6,431,049 and 1,565,563 shares, respectively ..................          6,431             1,565
    Additional paid-in capital ...................................................     49,434,189        31,378,985
    Accumulated deficit during development stage .................................    (30,354,967)      (25,332,790)
                                                                                     ------------      ------------
       Total stockholders' equity ................................................     19,085,653         6,053,499
                                                                                     ------------      ------------
TOTAL ............................................................................   $ 21,100,781      $  7,775,624
                                                                                     ============      ============




                       See notes to financial statements

                                 BIOFIELD CORP.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                            Period October 16,
                                            Three-Month      Three-Month     Six-Month       Six-Month        1987 (Date of
                                            Period Ended    Period Ended    Period Ended    Period Ended    Inception) through
                                            June 30, 1996   June 30, 1995   June 30, 1996   June 30, 1995      June 30, 1996
                                            -------------   -------------   -------------   -------------      -------------
OPERATING EXPENSES:
   Research and development ...........      $  2,110,538    $  1,520,742    $  3,935,473    $  2,940,283      $  21,909,910
   General and administrative .........           842,266         433,913       1,456,677         821,876          9,019,639
                                             ------------    ------------    ------------    ------------      -------------
      Total operating expenses ........         2,952,804       1,954,655       5,392,150       3,762,159         30,929,549
                                             ------------    ------------    ------------    ------------      -------------

OTHER INCOME (EXPENSES):
   Interest income ....................           279,726         100,499         374,923         138,240          1,014,847
   Interest expense ...................            (2,335)         (3,386)         (4,950)         (4,803)          (440,265)
                                             ------------    ------------    ------------    ------------      -------------
      Net other income ................           277,391          97,113         369,973         133,437            574,582
                                             ------------    ------------    ------------    ------------      -------------
NET LOSS ..............................      $ (2,675,413)   $ (1,857,542)   $ (5,022,177)   $ (3,628,722)     $ (30,354,967)
                                             ============    ============    ============    ============      =============

NET LOSS PER COMMON AND
   COMMON EQUIVALENT SHARE:
    Primary ...........................      $      (0.42)   $      (0.50)   $      (1.16)   $      (0.97)
                                             ============    ============    ============    ============
    Fully-diluted .....................      $      (0.42)   $      (0.50)   $      (0.89)   $      (0.97)
                                             ============    ============    ============    ============











                       See notes to financial statements

                                 BIOFIELD CORP.
                         (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
           OCTOBER 16, 1987 (DATE OF INCEPTION) THROUGH JUNE 30, 1996

- -------------------------------------------------------------------------------

                                                       Series A           Series B          Series C
                                                    Preferred Stock    Preferred Stock   Preferred Units         Common Stock
                                                    ---------------   ----------------   ---------------     -------------------
                                                    Shares   Amount   Shares    Amount   Units    Amount      Shares      Amount
                                                    ------   ------   ------    ------   -----    ------     ---------   -------
Issuance of stock, October 16, 1987
   (date of inception) ($.16 per share, net)...       --     $  --      --      $  --      --     $  --        549,020   $    55
Issuance of stock in connection with
   patent acquisition ($.001 per share)........       --        --      --         --      --        --        235,294        24
Net loss, October 16, 1987 to
   March 31, 1988..............................       --        --      --         --      --        --             --        --

                                                    ----     -----    ----      -----    ----     -----      ---------   -------
BALANCE AT MARCH 31, 1988                             --        --      --         --      --        --        784,314        79
Net loss.......................................       --        --      --         --      --        --             --        --

                                                    ----     -----    ----      -----    ----     -----      ---------   -------
BALANCE AT MARCH 31, 1989                             --        --      --         --      --        --        784,314        79
Net loss.......................................       --        --      --         --      --        --             --        --

                                                    ----     -----    ----      -----    ----     -----      ---------   -------
BALANCE AT MARCH 31, 1990                             --        --      --         --      --        --        784,314        79
Acquisition of 235,294 shares of
   treasury stock ($.001 per share)............       --        --      --         --      --        --             --        --
Net loss.......................................       --        --      --         --      --        --             --        --

                                                    ----     -----    ----      -----    ----     -----      ---------   -------
BALANCE AT MARCH 31, 1991                             --        --      --         --      --        --        784,314        79
Retirement of treasury stock...................       --        --      --         --      --        --       (235,294)      (24)
Issuance of stock in exchange for
   stockholder debt ($2.90 per share)..........       --        --      --         --      --        --        431,372        43
Sale of stock ($.82 per share, net)............       --        --      --         --      --        --         24,510         2
Amortization of deferred compensation..........       --        --      --         --      --        --             --        --
Net loss.......................................       --        --      --         --      --        --             --        --

                                                    ----     -----    ----      -----    ----     -----      ---------   -------
BALANCE AT MARCH 31, 1992                             --        --      --         --      --        --      1,004,902       100
Sale of stock in connection with private
   placement ($7.67 per share, net)............       --        --      --         --      --        --        557,475        55
Exercise of stock options......................       --        --      --         --      --        --          2,451         1
Amortization of deferred compensation..........       --        --      --         --      --        --             --        --
Change in par value of common stock
   from $.0001 to $.001........................       --        --      --         --      --        --             --     1,408
Net loss.......................................       --        --      --         --      --        --             --        --

                                                    ----     -----    ----      -----    ----     -----      ---------   -------
BALANCE AT MARCH 31, 1993
   (carried forward)...........................       --     $  --      --      $  --      --     $  --      1,564,828  $  1,564
                                                    ----     -----    ----      -----    ----     -----      ---------   -------



                                                        Additional
                                                         Paid-In         Accumulated    Treasury
                                                         Capital           Deficit        Stock         Total
                                                      ------------      ------------    --------     -----------
Issuance of stock, October 16, 1987
   (date of inception) ($.16 per share, net)...       $    91,898       $         --      $  --      $    91,953
Issuance of stock in connection with
   patent acquisition ($.001 per share). ......               276                 --         --              300
Net loss, October 16, 1987 to
   March 31, 1988..............................                --           (159,359)        --         (159,359)

                                                      -----------       ------------      -----      -----------
BALANCE AT MARCH 31, 1988                                  92,174           (159,359)        --          (67,106)
Net loss.......................................                --           (495,520)        --         (495,520)

                                                      -----------       ------------      -----      -----------
BALANCE AT MARCH 31, 1989                                  92,174           (654,879)        --         (562,626)
Net loss.......................................                --           (233,347)        --         (233,347)

                                                      -----------       ------------      -----      -----------
BALANCE AT MARCH 31, 1990                                  92,174           (888,226)        --         (795,973)
Acquisition of 235,294 shares of
   treasury stock ($.001 per share)............                --                 --       (300)            (300)
Net loss.......................................                --           (285,179)        --         (285,179)

                                                      -----------       ------------      -----      -----------
BALANCE AT MARCH 31, 1991                                  92,174         (1,173,405)      (300)      (1,081,452)
Retirement of treasury stock...................              (276)                --        300               --
Issuance of stock in exchange for
   stockholder debt ($2.90 per share)..........         1,248,638                 --         --        1,248,681
Sale of stock ($.82 per share, net)............            19,998                 --         --           20,000
Amortization of deferred compensation..........           136,880                 --         --          136,880
Net loss.......................................                --           (461,061)        --         (461,061)

                                                      -----------       ------------      -----      -----------
BALANCE AT MARCH 31, 1992                               1,497,414         (1,634,466)        --         (136,952)
Sale of stock in connection with private
   placement ($7.67 per share, net)............         4,275,223                 --         --        4,275,278
Exercise of stock options......................               624                 --         --              625
Amortization of deferred compensation..........           477,453                 --         --          477,453
Change in par value of common stock
   from $.0001 to $.001........................            (1,408)                --         --               --
Net loss.......................................                --         (3,099,637)        --       (3,099,637)

                                                      -----------       ------------      -----      -----------
BALANCE AT MARCH 31, 1993
   (carried forward)...........................       $ 6,249,306       $ (4,734,103)     $  --      $ 1,516,767
                                                      -----------       ------------      -----      -----------

                                                                     (Continued)

                                 BIOFIELD CORP.
                         (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
           OCTOBER 16, 1987 (DATE OF INCEPTION) THROUGH JUNE 30, 1996
- --------------------------------------------------------------------------------

                                                   Series A            Series B              Series C
                                                Preferred Stock     Preferred Stock      Preferred Units          Common Stock
                                             --------------------  -----------------   -------------------     -------------------
                                              Shares       Amount  Shares     Amount   Units        Amount     Shares       Amount
                                             ----------    ------  --------   ------   ---------    ------     ---------   -------
BALANCE AT MARCH 31, 1993
   (brought forward)....................             --    $    --       --     $ --          --    $   --     1,564,828   $ 1,564
Exercise of stock options...............             --        --        --       --          --        --           735         1
Sale of Series A Preferred Stock
   ($3.97 per share, net)...............      2,119,896     2,120        --       --          --        --            --        --
Issuance of Series A Preferred in
   exchange for notes payable to related
   parties ($4.50 per share)............        222,222       222        --       --          --        --            --        --
Issuance of warrants....................             --        --        --       --          --        --            --        --
Amortization of deferred compensation...             --        --        --       --          --        --            --        --
Net loss................................             --        --        --       --          --        --            --        --
                                             ----------    ------  --------     ----   ---------    ------     ---------   -------
BALANCE AT MARCH 31, 1994                     2,342,118     2,342        --       --          --        --     1,565,563     1,565
Sale of Series B Preferred Stock ($4.04
   per share, net)......................             --        --   481,644      482          --        --            --        --
Issuance of warrants....................             --        --        --       --          --        --            --        --
Amortization of deferred compensation...             --        --        --       --          --        --            --        --
Net loss................................             --        --        --       --          --        --            --        --
                                             ----------    ------  --------     ----   ---------    ------     ---------   -------
BALANCE AT DECEMBER 31, 1994............      2,342,118     2,342   481,644      482          --        --     1,565,563     1,565
Sale of Series C Preferred Stock ($4.11
   per unit, net).......................             --        --        --       --   2,914,771     2,915            --        --
Issuance of warrants....................             --        --        --       --          --        --            --        --
Amortization of deferred compensation...             --        --        --       --          --        --            --        --
Net loss................................             --        --        --       --          --        --            --        --
                                             ----------    ------  --------     ----   ---------    ------     ---------   -------
BALANCE AT DECEMBER 31, 1995............      2,342,118     2,342   481,644      482   2,914,771     2,915     1,565,563     1,565
Sale of stock in connection with public
   offering ($9.91 per share, net)
   (unaudited)..........................             --        --        --       --          --        --     1,819,000     1,819
Conversion of Series A, Series B
   and Series C Preferred Stock to
   Common Stock (unaudited).............     (2,342,118)   (2,342) (481,644)    (482) (2,914,771)   (2,915)    3,046,486     3,047
Amortization of deferred compensation
   (unaudited)..........................             --        --        --       --          --        --            --        --
Net loss (unaudited)....................             --        --        --       --          --        --            --        --
                                             ----------    ------  --------     ----   ---------    ------     ---------   -------
BALANCE AT JUNE 30, 1996
   (unaudited)..........................             --    $   --        --     $ --          --    $   --     6,431,049   $ 6,431
                                             ==========    ======  ========     ====   =========    ======     =========   =======

                                                   Additional
                                                    Paid-In              Accumulated    Treasury
                                                    Capital                Deficit        Stock         Total
                                                --------------        --------------    ---------   -----------

BALANCE AT MARCH 31, 1993
   (brought forward)....................        $    6,249,306        $   (4,734,103)   $      --  $  1,516,767
Exercise of stock options...............                   187                    --           --           188
Sale of Series A Preferred Stock
   ($3.97 per share, net)...............             8,411,370                    --           --     8,413,490
Issuance of Series A Preferred in
   exchange for notes payable to related
   parties ($4.50 per share)............               999,778                    --           --     1,000,000
Issuance of warrants....................                 2,119                    --           --         2,119
Amortization of deferred compensation...             1,580,320                    --           --     1,580,320
Net loss................................                    --            (6,899,515)          --    (6,899,515)
                                                --------------        --------------    ---------   -----------
BALANCE AT MARCH 31, 1994                           17,243,080           (11,633,618)          --     5,613,369
Sale of Series B Preferred Stock ($4.04
   per share, net)......................             1,947,149                    --           --     1,947,631
Issuance of warrants....................                     6                    --           --             6
Amortization of deferred compensation...                14,859                    --           --        14,859
Net loss................................                    --            (4,959,312)          --    (4,959,312)
                                                --------------        --------------    ---------   -----------
BALANCE AT DECEMBER 31, 1994............            19,205,094           (16,592,930)          --     2,616,553
Sale of Series C Preferred Stock ($4.11
   per unit, net).......................            11,977,856                    --           --    11,980,771
Issuance of warrants....................                   161                    --           --           161
Amortization of deferred compensation...               195,874                    --           --       195,874
Net loss................................                    --            (8,739,860)          --    (8,739,860)
                                                --------------        --------------    ---------   -----------
BALANCE AT DECEMBER 31, 1995............            31,378,985           (25,332,790)          --     6,053,499
Sale of stock in connection with public
   offering ($9.91 per share, net)
   (unaudited)..........................            18,026,419                    --           --    18,028,238
Conversion of Series A, Series B
   and Series C Preferred Stock to
   Common Stock (unaudited).............                 2,692                    --           --            --
Amortization of deferred compensation
   (unaudited)..........................                26,093                    --           --        26,093
Net loss (unaudited)....................                    --            (5,022,177)                (5,022,177)
                                                --------------        --------------    ---------   -----------
BALANCE AT JUNE 30, 1996
   (unaudited)..........................        $   49,434,189        $  (30,354,967)   $      --   $19,085,653
                                                ==============        ==============    =========   ===========

                      See notes to financial statements             (concluded)

                                 BIOFIELD CORP.

                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                                                                Period October 16,
                                                                                 Six-Month       Six-Month        1987 (Date of
                                                                                Period Ended    Period Ended    Inception) through
                                                                                June 30, 1996   June 30, 1995     June 20, 1996
                                                                                -------------   -------------   ------------------

OPERATING ACTIVITIES:

   Net loss .............................................................       $ (5,022,177)   $ (3,628,722)     $(30,354,967)
   Adjustments to reconcile net loss to net cash used in
      operating activities:

      Depreciation and amortization .....................................            291,839         251,985         1,344,177
      Amortization of investment premiums ...............................             25,143              --            25,143
      Loss on disposal of property and equipment ........................                 --              --            40,536
      Loss on license and settlement agreement ..........................                 --              --            49,026
      Noncash compensation ..............................................             26,093         109,908         2,431,479
      Interest paid in common stock .....................................                 --              --           297,148
      Changes in assets and liabilities:

        Other current assets ............................................           (346,602)          4,728          (430,425)
        Other assets ....................................................                 --          (1,898)         (101,292)
        Due to affiliate ................................................            163,147           8,544           250,417
        Contractual settlement ..........................................           (463,231)             --           313,392
        Accounts payable and accrued expenses ...........................            605,908        (125,446)        1,291,246
                                                                                ------------    ------------      ------------

           Net cash used in operating activities ........................         (4,719,880)     (3,380,901)      (24,844,120)
                                                                                ------------    ------------      ------------


INVESTING ACTIVITIES:

   Acquisition of property and equipment ................................           (153,549)       (239,275)       (2,007,409)
   Costs incurred for patents and patent applications ...................            (64,873)        (34,598)         (480,833)
   Proceeds from sale of property and equipment .........................                 --              --             3,418
   Purchase of short-term investments ...................................         (7,588,120)             --       (11,308,120)
   Proceeds from sales of short-term investments ........................          3,000,000              --         3,720,000
                                                                                ------------    ------------      ------------
           Net cash used in investing activities ........................         (4,806,542)       (273,873)      (10,072,944)
                                                                                ------------    ------------      ------------


FINANCING ACTIVITIES:

   Repayments of capitalized lease obligations ..........................            (12,821)         (7,871)          (34,593)
   Proceeds from issuance of Series A Preferred - net ...................                 --              --         8,413,490
   Proceeds from issuance of Series B Preferred - net ...................                 --              --         1,947,631
   Proceeds from issuance of Series C Preferred - net ...................                 --      11,980,771        11,980,771
   Proceeds from issuance of Common Stock and warrants - net ............         18,028,238             161        22,418,568
   Proceeds from bank borrowings ........................................                 --              --           520,000
   Payment on bank borrowings ...........................................                 --              --          (520,000)
   Repayment of advances from stockholder ...............................                 --              --          (145,000)
   Proceeds from notes payable issued to stockholder and related party ..                 --              --         2,096,533
                                                                                ------------    ------------      ------------
           Net cash provided by financing activities ....................         18,015,417      11,973,061        46,677,400
                                                                                ------------    ------------      ------------
NET INCREASE  IN CASH AND CASH EQUIVALENTS ..............................          8,488,995       8,318,287        11,760,336
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........................          3,271,341       1,966,013                --
                                                                                ------------    ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ................................       $ 11,760,336    $ 10,284,300      $ 11,760,336
                                                                                ============    ============      ============


                                                                                                                 (Continued)


                                 BIOFIELD CORP.

                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)



                                                                                                                   Period October
                                                                                   Six-Month       Six-Month       1987 (Date of
                                                                                 Period Ended     Period Ended   Inception) through
                                                                                 June 30, 1996   June 30, 1995     June 30, 1996
                                                                                 -------------    ------------   ------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:

   Cash paid during the period for interest.................................      $      4,950    $        4,803     $      52,109
                                                                                  ============    ==============     =============


SUPPLEMENTAL SCHEDULE FOR NONCASH INVESTING
   AND FINANCING ACTIVITIES:

   Acquisition of property and equipment under capitalized lease transactions     $          -    $       55,874     $      88,234
                                                                                  ============    ==============     =============

   During the year ended March 31, 1994, the Company issued 222,222 shares of Series A Preferred Stock in exchange for an aggregate of $1 million in notes payable to the Company's principal stockholder and a former
      Director

   Notes payable................................................................                                     $   1,000,000
                                                                                                                     =============

   Issuance of Series A Preferred Stock.........................................                                     $   1,000,000
                                                                                                                     =============

   At inception, the Company acquired the rights to a patent and assumption of liabilities in exchange for 235,294 shares of Common Stock, as follows:

   Fair value of patent acquired................................................                                     $     112,732
   Liabilities assumed..........................................................                                     $     112,432
                                                                                                                     -------------
   Issuance of Common Stock.....................................................                                     $         300
                                                                                                                     =============
   Pursuant to a license and settlement agreement with respect to the patent acquired (above), the Company received its 235,294 shares of Common Stock during fiscal 1991, which was retired

   Remaining carrying value of patent on date of license and
      settlement agreement......................................................                                     $      49,326
   Common Stock returned to the Company.........................................                                     $         300
                                                                                                                     -------------
   Loss on Settlement...........................................................                                     $      49,026
                                                                                                                     =============
   During fiscal 1992, the Company exchanged 431,372 shares of Common Stock for
      $96,660 in notes and $1,152,021 in debt and accrued interest, payable to its principal stockholder

   Notes payable................................................................                                     $      96,660
   Debt.........................................................................                                           854,873
   Accrued interest.............................................................                                           297,148
                                                                                                                     -------------
   Issuance of Common Stock.....................................................                                     $   1,248,681
                                                                                                                     =============


                                                                                                                   (Concluded)




                      See notes to financial statements

                                 BIOFIELD CORP.

                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

1. THE COMPANY - The balance sheet as of June 30, 1996 and the related statements of income, stockholders' equity and cash flows for the three and/or six month periods ended June 30, 1996 and 1995 and for the period October 16, 1987 (date of inception) through June 30, 1996 have been prepared by Biofield Corp. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and 1995 and for the period October 16, 1987 (date of inception) through June 30, 1996 have been made. During the interim periods reported on, the accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods and described in the Company's registration statement filed on Form S-1(File No. 333-00796) with the Securities and Exchange Commission and declared effective March 19, 1996 (the "Registration Statement").

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 1995 included in the Company's Registration Statement. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

2. RECLASSIFICATIONS - Certain prior period amounts have been reclassified to conform with the current period presentation.

3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS - The Company invests its excess cash in investment grade, short-term interest-bearing investments. Cash equivalents and short-term investments consist of investment grade corporate obligations, money market funds and shares of liquid (auction-market) preferred stock and bonds. For purposes of financial reporting, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

      Effective April 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's short-term investments are sold if cash is needed and, therefore, are considered "available-for-sale." At June 30, 1996, the cost of short-term investments approximated market value. Realized gains and losses on short-term investments were immaterial for the three and six month periods ended June 30, 1996 and 1995.

4. DESCRIPTIVE ANALYSIS - The descriptive analysis contained herein compares the financial results of the six months ended June 30 and the current three months ended June 30, for the years 1996 and 1995. To accommodate the comparison of pertinent financial information the following terms will be used to denote the respective periods:

               First half of 1996 - six months ended June 30, 1996 First half of 1995 - six months ended June 30, 1995

               Second quarter of 1996 - three months ended June 30, 1996 Second quarter of 1995 - three months ended June 30, 1995

5. THE OFFERING - In March 1996, the Company, pursuant to an initial public offering (the "Offering") of the Company's Common Stock, offered and issued 1,819,000 shares at $11.00 each, for aggregate proceeds of $18,028,238 (net of related expenses of $1,980,762). Upon the completion of the Offering: (i) each outstanding share of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock automatically converted into .5729 shares of Common Stock; (ii) each outstanding share of Series C Convertible Preferred Stock automatically converted into .4902 shares of Common Stock, and (iii) each warrant to purchase a share of Series C Convertible Preferred Stock and Series D Convertible Preferred Stock automatically became exercisable for .4902 shares of Common Stock.

                                 BIOFIELD CORP.

                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

6. REVERSE STOCK-SPLIT - On February 26, 1996, the Company effected a 2.04-for-one reverse stock split of the Company's issued and outstanding Common Stock. The accompanying financial statements and related notes to the financial statements have been restated to reflect these changes for all periods presented.

7. ISSUANCE OF WARRANTS - On June 30, 1996, the Company, pursuant to its Preferred Stock and Warrant Purchase Agreement dated March 3, 1995 (the "Series C Agreement"), and as a result of the Company's plans to submit its Pre-Market Approval Application for the Biofield Diagnostic System to the United States Food and Drug Administration after June 30, 1996, issued warrants to purchase 357,192 shares of Common Stock of the Company to shareholders who are party to the Series C Agreement. Said warrants have an exercise price of $9.18 per share, and expire on March 3, 2000.

8. NET LOSS PER SHARE - Primary and fully-diluted net loss per common and common equivalent share has been computed based on the weighted average number of common stock and common stock equivalent shares outstanding during the periods presented. Retroactive restatement has been made to all share and per share amounts for the reverse stock split discussed above in Note 6.

      Upon the closing date of the Offering, March 22, 1996, all shares of Series A, Series B and Series C Convertible Preferred Stock automatically converted into shares of Common Stock (see Note 5). First half 1996 primary net loss per common and common equivalent share is computed based upon the actual conversion date of the Company's convertible preferred stock, March 22, 1996. First half 1996 fully-diluted net loss per common and common equivalent share assumes conversion of the Convertible Preferred Stock as of the beginning of the period presented. Second quarter 1996 primary and fully-diluted net loss per common and common equivalent share is computed based on the weighted average number of common stock and common stock equivalent shares outstanding during the period.

      Net loss per common and common equivalent share for periods presented prior to 1996 is computed pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83. Accordingly, all common stock equivalents issued within one year of the Offering, calculated using the treasury stock method and the public offering price of $11.00 per share, have been included in the computation of primary and fully-diluted net loss per common and common equivalent share as if they were outstanding for all periods prior to the Offering. In addition, the calculation of the weighted average number of common stock and common stock equivalent shares outstanding also includes 2,823,762 shares of Series A and Series B Convertible Preferred Stock, excluding shares issued subsequent to January 31, 1995, which converted into approximately 1,617,732 shares of Common Stock immediately upon the closing of the Offering, as if they were converted to Common Stock as of the original dates of issuance.

      Common stock equivalents, except as discussed above, are not included in the computation of net loss per common and common equivalent share since their effect is antidilutive.

      Common stock and common stock equivalent shares used in the computation of net loss per common and common equivalent share are summarized in the table below:


                                                              Three-Month Period                        Six-Month Period
                                                                 Ended June 30,                           Ended June 30,

                                                             1996              1995                   1996              1995
                                                             ----              ----                   ----              ----
           Primary..........................               6,431,082         3,733,345              4,345,862        3,733,345
                                                           =========         =========              =========        =========
           Fully-diluted....................               6,431,082         3,733,345              5,651,527        3,733,345
                                                           =========         =========              =========        =========

                                 BIOFIELD CORP.

                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

9. SUBSEQUENT EVENT - In July 1996, the Company obtained a commitment from an unrelated third party to enter into a $2 million sale-leaseback agreement. The agreement will allow the Company to finance certain equipment purchases in amounts up to $2 million for a period of two years following June 30, 1996. The lease term will be 36 months from the date specific equipment is leased with monthly rent expense, payable in advance, equal to 3.07% of the equipment leased. The Company will have the option to purchase all but not less than all of the leased equipment at the end of the lease term for an amount equal to 15% of the equipment cost. The Company may not enter into any such sale-leaseback transactions unless and until definitive documentation is entered into and certain other conditions are satisfied.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the financial statements, related notes and other information included in this Quarterly Report on Form 10-Q.

      Statements in this Quarterly Report on Form 10-Q that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve risks and uncertainties, including, without limitation, to the Company's limited operating history and anticipated future losses, uncertainties relating to the Company's future profitability and ability to meet its capital needs, product development, FDA approval, government regulation, competition, market acceptance and other risks detailed in the Company's Prospectus dated March 19, 1996 filed with the Securities and Exchange Commission pursuant to Rule 424(b).

OVERVIEW

       Since the Company's inception (October 16, 1987), the Company has been engaged in research and development associated with its cancer detection technology. As a development stage company, the Company has incurred net losses since inception through June 30, 1996 of approximately $30.4 million. The Company expects operating losses will increase for at least the next several years as total costs and expenses increase due principally to marketing and manufacturing expenses associated with the anticipated commercialization of the Biofield Diagnostic System, as well as development of, and clinical trials for, the Company's proposed breast cancer screening system and other research and development activities.

       To date, the Company has not marketed, or generated revenues from the commercialization of, any products. The Company's results may vary significantly from period to period depending on several factors, such as the timing of certain expenses and the progress of the Company's research and development and commercialization programs, all of which may be affected by the availability of funds.

RESULTS OF OPERATIONS

       Research and development expenses include the costs of engineering, manufacturing and clinical trials and related activities conducted in connection with required governmental and regulatory approvals for the Biofield Diagnostic System, which consists of the Biofield Diagnostic Device and ZEROSET(R) Sensors, as well as expenses for the development of the Company's proposed breast cancer screening system and preclinical research related to the enhancement of the technology and its development for use in the detection of other cancers. Research and development expenses were $3,935,000 during the first half of 1996, an increase of $995,000, or 34%, from the first half of 1995. This increase was primarily attributable to: a $341,000 increase in compensation and recruiting and relocation expenses due to an increase in existing research and development personnel from 17 in the first half of 1995 to 26 in the first half of 1996; a $149,000 increase in engineering expenses related to the Biofield Diagnostic System; a $410,000 increase in consulting expenses related to third-party payor reimbursement issues and preclinical research; and a $88,000 increase due to clinical development activity.

       Research and development expenses were $2,111,000 during the second quarter of 1996, an increase of $590,000, or 39% from the second quarter of 1995. This increase was primarily attributable to: a $165,000 increase in compensation and recruiting and relocation expenses due to an increase in existing research and development personnel from 17 in the second quarter of 1995 to 26 in the second quarter of 1996; a $260,000 increase in consulting expenses related to third-party payor reimbursement issues and preclinical research; and a $108,000 increase due to clinical development activity.

       General and administrative expenses were $1,457,000 during the first half of 1996, an increase of $635,000, or 77%, from the first half of 1995. This increase was primarily attributable to a $465,000 increase in compensation and recruiting and relocation expenses due to the hiring of a new President and Chief Executive Officer in December 1995 and a new Vice President of Sales and Marketing in June 1996; and a $144,000 increase in expenses incurred in connection with marketing activities, investor relations expenses and additional premiums for directors' and officers' liability insurance.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       General and administrative expenses were $842,000 during the second quarter of 1996, an increase of $408,000, or 94% from the second quarter of 1995. This increase was primarily attributable to a $329,000 increase in compensation and recruiting and relocation expenses due to the hiring of a new President and Chief Executive Officer in December 1995 and a new Vice President of Sales and Marketing in June 1996; and a $85,000 increase in expenses incurred in connection with marketing activities, investor relations expenses and additional premiums for directors' and officers' liability insurance.

       The Company's interest income was $375,000 for the first half of 1996, an increase of $237,000, or 171%, from the first half of 1995. Interest income was $280,000 for the second quarter of 1996, an increase of $179,000, or 178% from the second quarter of 1995. The increase in interest income during 1996 was primarily due to higher average invested cash, cash equivalent and short-term investment balances compared to those of the previous period.

       As a result of the foregoing, the first half of 1996 net loss increased approximately $1,393,000, or 38% from the first half of 1995 and during the second quarter of 1996 net loss increased approximately $818,000, or 44%, from the second quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

       As of June 30, 1996, the Company had total cash, cash equivalents and short-term investments of $19.3 million, of which $18.8 million was invested in investment grade corporate obligations, money market funds and shares of liquid (auction-market) preferred stock and bonds.

       As of June 30, 1996, the Company had working capital of $17.8 million compared to $4.7 million at December 31, 1995. The increase in working capital was the result of proceeds received from the sale of 1,819,000 shares of the Company's common stock. Proceeds, net of broker commission and offering costs, were approximately $18.0 million. The Company does not expect to generate a positive internal cash flow for at least several years due to the expected increase in spending for research and development and the expected costs of commercializing its initial product, the Biofield Diagnostic System.

       Capital expenditures during the first half of 1996 were approximately $154,000 compared to $239,000 for the first half of 1995. Capital expenditures of $154,000 included approximately $32,000 in manufacturing equipment and approximately $69,000 in new computer equipment to support planned computer processing needs.

       During the first half of 1996, there were no changes in the Company's existing debt agreements, and the Company had no outstanding bank loans as of June 30, 1996. In July 1996, the Company obtained a commitment from an unrelated third party to enter into a $2 million sale-leaseback agreement (see
Note 9 to the Financial Statements).

       The Company believes that its available cash, cash equivalents and investment securities and investment income should be sufficient to fund the Company's operations for approximately the next one and a half years. However, the Company's future capital requirements will depend on many factors, including the following: the progress of its research and development projects; the progress of preclinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending or enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in the Company's existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that the Company may establish; and the development of commercialization activities and arrangements. The Company will require substantial additional funds for its research and development programs, preclinical and clinical testing, operating expenses, regulatory processes, and manufacturing programs. There can be no assurances that any required additional financing can be obtained, and if obtained, at reasonable terms.

PART II         OTHER INFORMATION


                Item 2.   Changes in Securities

                          See Note 5 in the Notes to Financial Statements in
                          Part I - Financial Information of this Form 10-Q.

                Item 4.   Submission of Matters to a Vote of Security Holders

                          Pursuant to Section 228(a) of the General
                          Corporation Law of the State of Delaware, the majority of the stockholders of the Company approved by a written consent, dated as of February 16, 1996, the Biofield Corp. 1996 Option Plan and the Biofield Corp. 1996 Stock Option Plan for Non-Employee Directors.

                Item 6.   Exhibits and Reports on Form 8-K


                          a.  Exhibits                Exhibit 27.  Financial Data Schedule - (for SEC use only).

                          b.  Reports on Form 8-K     The Company filed a Form 8-K, dated July 3,
                                                      1996, under Item 5.  Other Events.



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              BIOFIELD CORP.

                        August 9, 1996        /s/ KENNETH W. ANSTEY
                                              ---------------------------------
                                              By: Kenneth W. Anstey
                                              President, Chief Executive Officer
                                              and Director (Principal Executive
                                              Officer)

                        August 9, 1996        /s/ TIMOTHY G. ROCHE
                                              ---------------------------------
                                              By: Timothy G. Roche
                                              Director of Finance and
                                              Corporate Controller
                                              (Principal Financial Officer)