Form 10-Q
period 1996-09-30
BIOFIELD CORP \DE\
filed 1996-11-14
CIK 1007018

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q

                               ----------------

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the Quarterly Period Ended September 30, 1996

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
                   For the transition period from      to

                         Commission file number 0-27848

                                 BIOFIELD CORP.
             (exact name of registrant as specified in its charter)

                Delaware                                   13-3703450
     (State or other jurisdiction of                     (IRS Employer
      incorporation or organization)                   Identification No.)

          1225 Northmeadow Pkwy.
           Suite 120 Roswell, GA                               30076
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

                                                 Yes   X       No
                                                     -----        -----

The number of shares of Issuer's Common Stock, $.001 par value, outstanding as of September 30, 1996 was 6,432,953 shares.

                                 BIOFIELD CORP.
          FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                     INDEX



Part I FINANCIAL INFORMATION                                                                             PAGE NO.
                                                                                                         --------
Item 1.   FINANCIAL STATEMENTS

          Balance Sheets as of September 30, 1996 and December 31, 1995 . . . . . . . .                        3

          Statements of Operations for the three month and nine month periods ended September 30, 1996 and 1995 and for the period
          October 16, 1987 (Date of Inception) through September 30, 1996 . . . . . . .                        4

          Statements of Stockholders' Equity for the period October 16, 1987
           (Date of Inception) through September 30, 1996 . . . . . . . . . . . . . . .                      5-6

          Statements of Cash Flows for the three month and nine month periods ended September 30, 1996 and 1995 and for the period
          October 16, 1987 (Date of Inception) through September 30, 1996 . . . . . . .                      7-8

          Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .                      9-11

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . .                     12-14


Part II OTHER INFORMATION


Item 2.   CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      15

Item 5.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      15

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . .                      15

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      16

Part I       FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS


                                 BIOFIELD CORP.
                         (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                            September 30, 1996   December 31, 1995
                                                                                            ------------------   -----------------
                                                                                                (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . .                $    9,832,687       $  3,271,341
   Short-term investments   . . . . . . . . . . . . . . . . . . . . . . . . .                     7,041,150          3,000,000
   Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .                      400,805             83,823
                                                                                             --------------       ------------
           Total current assets . . . . . . . . . . . . . . . . . . . . . . .                    17,274,642          6,355,164
PROPERTY AND EQUIPMENT - Net  . . . . . . . . . . . . . . . . . . . . . . . .                       732,740            939,370
OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       107,591            101,292
PATENT AND PATENT APPLICATION COSTS - Net . . . . . . . . . . . . . . . . . .                       477,378            379,798
                                                                                             --------------       ------------
TOTAL       . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                $   18,592,351       $  7,775,624
                                                                                             ==============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                $      450,556       $    390,804
   Contractual settlement   . . . . . . . . . . . . . . . . . . . . . . . . .                       125,356            776,623
   Due to affiliate   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       398,204             87,270
   Accrued expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       916,247            406,966
   Capitalized lease obligations  . . . . . . . . . . . . . . . . . . . . . .                        29,997             26,815
                                                                                             --------------       ------------
           Total current liabilities . .  . . . . . . . . . . . . . . . . . .                     1,920,360          1,688,478
CAPITALIZED LEASE OBLIGATIONS . . . . . . . . . . . . . . . . . . . . . . . .                        10,801             33,647
                                                                                             --------------       ------------
           Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . .                     1,931,161          1,722,125
                                                                                             --------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value; authorized 2,000,000 shares;
       no shares issued . . . . . . . . . . . . . . . . . . . . . . . . . . .                            --                 --
   Series A Convertible preferred stock, $.001 par value; authorized
       2,350,000 shares; outstanding 0 and 2,342,118 shares, respectively . .                            --              2,342
   Series B Convertible preferred stock, $.001 par value; authorized
       500,000 shares; outstanding 0 and 481,644 shares respectively  . . . .                            --                482
   Series C Convertible preferred stock, $.001 par value; authorized
       4,450,000 securities units; outstanding 0 and 2,914,771 units,
       respectively . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                            --              2,915
   Series D Convertible preferred stock, $.001 par value; authorized
       3,000,000 shares; no shares issued   . . . . . . . . . . . . . . . . .                            --                 --
   Common Stock, $.001 par value; authorized 25,000,000 shares;
       outstanding 6,432,953 and 1,565,563 shares, respectively   . . . . . .                         6,433              1,565
   Additional paid-in capital   . . . . . . . . . . . . . . . . . . . . . . .                    49,452,895         31,378,985
   Accumulated deficit during development stage   . . . . . . . . . . . . . .                   (32,798,138)       (25,332,790)
                                                                                             --------------       ------------
           Total stockholders' equity . . . . . . . . . . . . . . . . . . . .                    16,661,190          6,053,499
                                                                                             --------------       ------------
TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                $   18,592,351       $  7,775,624
                                                                                             ==============       ============

                       See notes to financial statements

                                 BIOFIELD CORP.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                                                                                  Period October 16,
                                              Three-Month        Three-Month      Nine-Month      Nine-Month         1987 (Date of
                                             Period Ended       Period Ended     Period Ended     Period Ended    Inception) through
                                             September 30,      September 30,     September 30,   September 30,       September 30,
                                                 1996               1995              1996            1995                1996
                                             ------------       ------------     ------------    ------------      -----------------
OPERATING EXPENSES:
  Research and development  . . . . . . . .   $  1,768,452       $  1,586,712     $  5,703,925    $  4,526,995       $  23,678,362
  Selling, general and administrative . . .        921,347            696,417        2,378,024       1,518,293           9,940,986
                                              ------------       ------------     ------------    ------------       -------------
  Total operating expenses  . . . . . . . .      2,689,799          2,283,129        8,081,949       6,045,288          33,619,348
                                              ------------       ------------     ------------    ------------       -------------

OTHER INCOME (EXPENSES):
  Interest income   . . . . . . . . . . . .        248,669            137,749          623,592         275,989           1,263,516
  Interest expense  . . . . . . . . . . . .         (2,041)            (3,140)          (6,991)         (7,943)           (442,306)
                                              ------------       ------------     ------------    ------------        ------------
  Net other income  . . . . . . . . . . . .        246,628            134,609          616,601         268,046             821,210
                                              ------------       ------------     ------------    ------------        ------------
NET LOSS  . . . . . . . . . . . . . . . . .   $ (2,443,171)      $ (2,148,520)    $ (7,465,348)   $ (5,777,242)      $ (32,798,138)
                                              ============       ============     ============    ============       =============

NET LOSS PER COMMON AND
  COMMON EQUIVALENT SHARE:
  Primary   . . . . . . . . . . . . . . . .   $      (0.38)      $      (0.58)    $     (1.49)    $      (1.55)
                                              ============       ============     ===========     ============
  Fully-diluted   . . . . . . . . . . . . .   $      (0.38)      $      (0.58)    $     (1.26)    $      (1.55)
                                              ============       ============     ===========     ============





                       See notes to financial statements

                                 BIOFIELD CORP.
                         (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
        OCTOBER 16, 1987 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 1996

                                                           Series A                   Series B                   Series C
                                                        Preferred Stock            Preferred Stock            Preferred Units
                                                      --------------------       --------------------       --------------------
                                                      Shares        Amount       Shares        Amount       Units         Amount
                                                      ------        ------       ------        ------       ------        ------
Issuance of stock, October 16, 1987
  (date of inception) ($.16 per share, net). . . .        --       $    --           --        $   --           --        $   --
Issuance of stock in connection with
  patent acquisition ($.001 per share) . . . . . .        --            --           --            --           --            --
Net loss, October 16, 1987 to
  March 31, 1988 . . . . . . . . . . . . . . . . .        --            --           --            --           --            --
                                                      ------       -------       ------        ------       ------        -------

BALANCE AT MARCH 31, 1988                                 --            --           --            --           --            --
Net loss . . . . . . . . . . . . . . . . . . . . .        --            --           --            --           --            --
                                                      ------       -------       ------        ------       ------        -------
BALANCE AT MARCH 31, 1989                                 --            --           --            --           --            --
Net loss . . . . . . . . . . . . . . . . . . . . .        --            --           --            --           --            --
                                                      ------       -------       ------        ------       ------        -------
BALANCE AT MARCH 31, 1990                                 --            --           --            --           --            --
Acquisition of 235,294 shares of
  treasury stock ($.001 per share) . . . . . . . .        --            --           --            --           --            --
Net loss . . . . . . . . . . . . . . . . . . . . .        --            --           --            --           --
                                                      ------       -------       ------        ------       ------        -------
BALANCE AT MARCH 31, 1991                                 --            --           --            --           --            --
Retirement of treasury stock . . . . . . . . . . .        --            --           --            --           --            --
Issuance of stock in exchange for
  stockholder debt ($2.90 per share) . . . . . . .        --            --           --            --           --            --
Sale of stock ($.82 per share, net). . . . . . . .        --            --           --            --           --            --
Amortization of deferred compensation. . . . . . .        --            --           --            --           --            --
Net loss . . . . . . . . . . . . . . . . . . . . .        --            --           --            --           --            --
                                                      ------       -------       ------        ------       ------        -------
BALANCE AT MARCH 31, 1992                                 --            --           --            --           --            --
Sale of stock in connection with private
  placement ($7.67 per share, net) . . . . . . . .        --            --           --            --           --            --
Exercise of stock options. . . . . . . . . . . . .        --            --           --            --           --            --
Amortization of deferred compensation. . . . . . .        --            --           --            --           --            --
Change in par value of common stock
  from $.0001 to $.001 . . . . . . . . . . . . . .        --            --           --            --           --            --
Net loss . . . . . . . . . . . . . . . . . . . . .        --            --           --            --           --            --
                                                      ------       -------       ------        ------       ------        -------
BALANCE AT MARCH 31, 1993
  (carried forward)  . . . . . . . . . . . . . . .        --            --           --            --           --            --
                                                      ------       -------       ------        ------       ------        -------


                                                           Common Stock         Additional
                                                       -------------------       Paid-In       Accumulated    Treasury
                                                       Shares       Amount       Capital         Deficit       Stock       Total
                                                       ------       ------       -------         -------       -----       -----

Issuance of stock, October 16, 1987
  (date of inception) ($.16 per share, net). . . .        549,020  $    55      $   91,898    $        --     $  --    $   91,953
Issuance of stock in connection with
  patent acquisition ($.001 per share) . . . . . .        235,294       24             276             --        --           300
Net loss, October 16, 1987 to
  March 31, 1988 . . . . . . . . . . . . . . . . .             --       --              --       (159,359)       --      (159,359)
                                                         --------  -------      ----------    -----------     -----    ----------
BALANCE AT MARCH 31, 1988                                 784,314       79          92,174       (159,359)       --       (67,106)
Net loss . . . . . . . . . . . . . . . . . . . . .             --       --              --       (495,520)       --      (495,520)
                                                         --------  -------      ----------    -----------     -----    ----------

BALANCE AT MARCH 31, 1989                                 784,314       79          92,174       (654,879)       --      (562,626)
Net loss . . . . . . . . . . . . . . . . . . . . .             --       --              --       (233,347)       --      (233,347)
                                                         --------  -------      ----------    -----------     -----    ----------
BALANCE AT MARCH 31, 1990                                 784,314       79          92,174       (888,226)       --      (795,973)
Acquisition of 235,294 shares of
  treasury stock ($.001 per share) . . . . . . . .             --       --              --             --      (300)         (300)
Net loss . . . . . . . . . . . . . . . . . . . . .             --       --              --       (285,179)       --      (285,179)
                                                         --------  -------      ----------    -----------     -----    ----------
BALANCE AT MARCH 31, 1991                                 784,314       79          92,174     (1,173,405)     (300)   (1,081,452)
Retirement of treasury stock . . . . . . . . . . .       (235,294)     (24)           (276)            --       300            --
Issuance of stock in exchange for
  stockholder debt ($2.90 per share) . . . . . . .        431,372       43       1,248,638             --        --     1,248,681
Sale of stock ($.82 per share, net). . . . . . . .         24,510        2          19,998             --        --        20,000
Amortization of deferred compensation. . . . . . .             --       --         136,880             --        --       136,880
Net loss . . . . . . . . . . . . . . . . . . . . .             --       --              --       (461,061)       --      (461,061)
                                                        ---------  -------      ----------    -----------     -----    ----------
BALANCE AT MARCH 31, 1992                               1,004,902      100       1,497,414     (1,634,466)       --      (136,952)
Sale of stock in connection with private
  placement ($7.67 per share, net) . . . . . . . .        557,475       55       4,275,223             --        --     4,275,278
Exercise of stock options. . . . . . . . . . . . .          2,451        1             624             --        --           625
Amortization of deferred compensation. . . . . . .             --       --         477,453             --        --       477,453
Change in par value of common stock
  from $.0001 to $.001 . . . . . . . . . . . . . .             --    1,408          (1,408)            --        --            --
Net loss . . . . . . . . . . . . . . . . . . . . .             --       --              --     (3,099,637)       --    (3,099,637)
                                                        ---------  -------      ----------    -----------     -----    ----------
BALANCE AT MARCH 31, 1993
  (carried forward). . . . . . . . . . . . . . . .      1,564,828  $ 1,564      $6,249,306    $(4,734,103)    $  --    $1,516,767
                                                        ---------  -------      ----------    -----------     -----    ----------

                                                                                                                    (Continued)



                                 BIOFIELD CORP.
                         (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
        OCTOBER 16, 1987 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 1996

                                                           Series A                   Series B                   Series C
                                                        Preferred Stock            Preferred Stock            Preferred Units
                                                      --------------------       --------------------       --------------------
                                                      Shares        Amount       Shares        Amount       Units         Amount
                                                      ------        ------       ------        ------       ------        ------
BALANCE AT MARCH 31, 1993
  (brought forward)   . . . . . . . . . .                 --        $   --         --          $  --          --       $    --
Exercise of stock options . . . . . . . .                 --            --         --             --          --            --
Sale of Series A Preferred Stock
  ($3.97 per share, net)  . . . . . . . .          2,119,896         2,120         --             --          --            --
Issuance of Series A Preferred Stock in
  exchange for notes payable to related
  parties ($4.50 per share)   . . . . . .            222,222           222         --             --          --            --
Issuance of warrants  . . . . . . . . . .                 --            --         --             --          --            --
Amortization of deferred compensation . .                 --            --         --             --          --            --
Net loss  . . . . . . . . . . . . . . . .                 --            --         --             --          --            --
                                                  ----------        ------   --------          -----  ----------       -------
BALANCE AT MARCH 31, 1994                          2,342,118         2,342         --             --          --            --
Sale of Series B Preferred Stock ($4.04
  per share, net)   . . . . . . . . . . .                 --            --    481,644            482          --            --
Issuance of warrants  . . . . . . . . . .                 --            --         --             --          --            --
Amortization of deferred compensation                     --            --         --             --          --            --
Net loss  . . . . . . . . . . . . . . . .                 --            --         --             --          --            --
                                                  ----------        ------   --------          -----  ----------       -------
BALANCE AT DECEMBER 31, 1994  . . . . . .          2,342,118         2,342    481,644            482          --            --
 Sale of Series C Preferred Stock ($4.11
  per unit, net)  . . . . . . . . . . . .                 --            --         --             --   2,914,771         2,915
Issuance of warrants  . . . . . . . . . .                 --            --         --             --          --            --
Amortization of deferred compensation                     --            --         --             --          --            --
Net loss  . . . . . . . . . . . . . . . .                 --            --         --             --          --            --
                                                  ----------        ------   --------          -----  ----------       -------
BALANCE AT DECEMBER 31, 1995  . . . . . .          2,342,118         2,342    481,644            482   2,914,771         2,915
Sale of stock in connection with public
  offering ($9.91 per share, net)
  (unaudited)   . . . . . . . . . . . . .                 --            --         --             --          --            --
Conversion of Series A, Series B
  and Series C Preferred Stock to
  Common Stock (unaudited)  . . . . . . .         (2,342,118)       (2,342)  (481,644)          (482) (2,914,771)       (2,915)
Exercise of warrants (unaudited)  . . . .                 --            --         --             --          --            --
Amortization of deferred compensation
  (unaudited)   . . . . . . . . . . . . .                 --            --         --             --          --            --
Net loss (unaudited)  . . . . . . . . . .                 --            --         --             --          --            --
                                                  ----------        ------   --------          -----  ----------       -------
BALANCE AT SEPTEMBER 30, 1996
  (unaudited)   . . . . . . . . . . . . .                 --        $   --         --          $  --          --       $    --
                                                  ==========        ======   ========          =====  ==========       =======


                                                     Common Stock         Additional
                                                 -------------------       Paid-In       Accumulated    Treasury
                                                 Shares       Amount       Capital         Deficit       Stock       Total
                                                 ------       ------       -------         -------       -----       -----
BALANCE AT MARCH 31, 1993
  (brought forward)   . . . . . . . . . .     1,564,828      $ 1,564    $  6,249,306    $ (4,734,103)   $  --    $ 1,516,767
Exercise of stock options . . . . . . . .           735            1             187              --       --            188
Sale of Series A Preferred Stock
  ($3.97 per share, net)  . . . . . . . .            --           --       8,411,370              --       --      8,413,490
Issuance of Series A Preferred Stock in
  exchange for notes payable to related
  parties ($4.50 per share)   . . . . . .            --           --         999,778              --       --      1,000,000
Issuance of warrants  . . . . . . . . . .            --           --           2,119              --       --          2,119
Amortization of deferred compensation                --           --       1,580,320              --       --      1,580,320
Net loss  . . . . . . . . . . . . . . . .            --           --              --      (6,899,515)      --     (6,899,515)
                                              ---------      -------    ------------    ------------    -----    -----------

BALANCE AT MARCH 31, 1994                     1,565,563        1,565      17,243,080     (11,633,618)      --      5,613,369
Sale of Series B Preferred Stock ($4.04
  per share, net)   . . . . . . . . . . .            --           --       1,947,149              --       --      1,947,631
Issuance of warrants  . . . . . . . . . .            --           --               6              --       --              6
Amortization of deferred compensation                --           --          14,859              --       --         14,859
Net loss  . . . . . . . . . . . . . . . .            --           --              --      (4,959,312)      --     (4,959,312)
                                              ---------      -------    ------------    ------------    -----    -----------

BALANCE AT DECEMBER 31, 1994  . . . . . .     1,565,563        1,565      19,205,094     (16,592,930)      --      2,616,553
 Sale of Series C Preferred Stock ($4.11
  per unit, net)  . . . . . . . . . . . .            --           --      11,977,856              --       --     11,980,771
Issuance of warrants  . . . . . . . . . .            --           --             161              --       --            161
Amortization of deferred compensation                --           --         195,874              --       --        195,874
Net loss  . . . . . . . . . . . . . . . .            --           --              --      (8,739,860)      --     (8,739,860)
                                              ---------      -------    ------------    ------------    -----    -----------

BALANCE AT DECEMBER 31, 1995  . . . . . .     1,565,563        1,565      31,378,985     (25,332,790)      --      6,053,499
Sale of stock in connection with public
  offering ($9.91 per share, net)
  (unaudited)   . . . . . . . . . . . . .     1,819,000        1,819      18,026,419              --       --     18,028,238
Conversion of Series A, Series B
  and Series C Preferred Stock to
  Common Stock (unaudited)  . . . . . . .     3,046,479        3,047           2,692              --       --             --
Exercise of warrants (unaudited)  . . . .         1,911            2          18,706              --       --         18,708
Amortization of deferred compensation
  (unaudited)   . . . . . . . . . . . . .            --           --          26,093              --       --         26,093
Net loss (unaudited)  . . . . . . . . . .            --           --              --      (7,465,348)      --     (7,465,348)
                                              ---------      -------    ------------    ------------    -----    -----------

BALANCE AT SEPTEMBER 30, 1996
  (unaudited)   . . . . . . . . . . . . .     6,432,953      $ 6,433    $ 49,452,895    $(32,798,138)   $  --    $ 16,661,190
                                              =========      =======    ============    ============    =====    ============
                                                                                                                        (Concluded)

                       See notes to financial statements

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                        Period October 16,
                                                                        Nine-Month         Nine-Month     1987 (Date of
                                                                       Period Ended       Period Ended  Inception) through
                                                                       September 30,      September 30,   September 30,
                                                                            1996             1995             1996
                                                                        ------------    ------------    ------------
OPERATING ACTIVITIES:
  Net loss ..........................................................   $ (7,465,348)   $ (5,777,242)   $(32,798,138)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization ...................................        454,225         394,346       1,506,563
    Amortization of investment premiums / (discounts) ...............         45,770            --            45,770
    Loss on disposal of property and equipment ......................           --              --            40,536
    Loss on license and settlement agreement ........................           --              --            49,026
    Noncash compensation ............................................         26,093         114,859       2,431,479
    Interest paid in Common Stock ...................................           --              --           297,148
    Changes in assets and liabilities:
      Other current assets ..........................................       (316,982)        (41,014)       (400,805)
      Other assets ..................................................         (6,299)         (1,798)       (107,591)
      Due to affiliate ..............................................        310,934          21,919         398,204
      Contractual settlement ........................................       (651,267)           --           125,356
      Accounts payable and accrued expenses .........................        569,033          97,536       1,254,371
                                                                        ------------    ------------    ------------
         Net cash used in operating activities ......................     (7,033,841)     (5,191,394)    (27,158,081)
                                                                        ------------    ------------    ------------

INVESTING ACTIVITIES:
  Acquisition of property and equipment .............................       (238,674)       (321,481)     (2,092,534)
  Costs incurred for patents and patent applications ................       (106,501)        (47,526)       (522,461)
  Proceeds from sale of property and equipment ......................           --              --             3,418
  Purchase of short term investments ................................    (10,086,920)     (2,000,000)    (13,806,920)
  Proceeds from sales of short term investments .....................      6,000,000            --         6,720,000
                                                                        ------------    ------------    ------------
         Net cash used in investing activities ......................     (4,432,095)     (2,369,007)     (9,698,497)
                                                                        ------------    ------------    ------------

FINANCING ACTIVITIES:

  Repayments of capitalized lease obligations .......................        (19,664)        (13,616)        (41,436)
  Proceeds from issuance of Series A Preferred Stock-net ............           --              --         8,413,490
  Proceeds from issuance of Series B Preferred Stock-net ............           --              --         1,947,631
  Proceeds from issuance of Series C Preferred Stock-net ............           --        11,980,771      11,980,771
  Proceeds from issuance of Common Stock and warrants-net ...........     18,028,238             161      22,417,755
  Proceeds from exercise of stock options and warrants ..............         18,708            --            19,521
  Proceeds from bank borrowings .....................................           --              --           520,000
  Payment on bank borrowings ........................................           --              --          (520,000)
  Repayment of advances from stockholder ............................           --              --          (145,000)
  Proceeds from notes payable issued to stockholder and related
       party  .......................................................           --              --         2,096,533
                                                                        ------------    ------------    ------------
         Net cash provided by financing activities ..................     18,027,282      11,967,316      46,689,265
                                                                        ------------    ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...........................      6,561,346       4,406,915       9,832,687
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ......................      3,271,341       1,966,013            --
                                                                        ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............................   $  9,832,687    $  6,372,928    $  9,832,687
                                                                        ============    ============    ============
                                                                                                         (Continued)


                                 Biofield CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                                              Period October 16,
                                                                         Nine-Month          Nine-Month         1987 (Date of
                                                                        Period Ended        Period Ended       Inception) through
                                                                        September 30,       September 30,        September 30,
                                                                            1996                 1995                 1996
                                                                        -------------       --------------        -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the period for interest ..........................   $      6,991          $      7,943        $     54,150
                                                                        ============          ============        ============

SUPPLEMENTAL SCHEDULE FOR NONCASH INVESTING
 AND FINANCING ACTIVITIES:
  Acquisition of property and equipment
  under capitalized lease transactions ..............................   $       --            $     55,874        $     88,234
                                                                        ============          ============        ============

  During the year ended March 31, 1994,
    the Company issued 222,222 shares
    of Series A Preferred Stock in exchange
    for an aggregate of $1 million in notes
    payable to the Company's principal
    stockholder and a former Director

  Notes payable .....................................................                                             $  1,000,000
                                                                                                                  ============

  Issuance of Series A Preferred Stock ..............................                                             $  1,000,000
                                                                                                                  ============

  At inception, the Company acquired the
    rights to a patent and assumption of
    liabilities in exchange for 235,294
    shares of Common Stock, as follows:

  Fair value of patent acquired .....................................                                             $    112,732
  Liabilities assumed ...............................................                                                  112,432
                                                                                                                  ------------
  Issuance of Common Stock ..........................................                                             $        300
                                                                                                                  ============

  Pursuant to a license and settlement
    agreement with respect to the patent
    acquired (above), the Company received
    its 235,294 shares of Common Stock during fiscal 1991, which was retired

  Remaining carrying value of patent on date
    of license and settlement agreement .............................                                             $     49,326
  Common Stock returned to the Company ..............................                                                      300
                                                                                                                  ------------
  Loss on Settlement ................................................                                             $     49,026
                                                                                                                  ============

  During fiscal 1992, the Company exchanged
    431,372 shares of Common Stock for $96,660 in notes and $1,152,021 in debt and accrued interest, payable to its principal stockholder

  Notes payable .....................................................                                             $     96,660
  Debt ..............................................................                                                  854,873
  Accrued interest ..................................................                                                  297,148
                                                                                                                  ------------
  Issuance of Common Stock ..........................................                                             $  1,248,681
                                                                                                                  ============

                                                                                                         (Concluded)


                        See notes to financial statements

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


1. THE COMPANY - The balance sheet as of September 30, 1996 and the related statements of operations, stockholders' equity and cash flows for the three and/or nine month periods ended September 30, 1996 and 1995 and for the period October 16, 1987 (date of inception) through September 30, 1996 have been prepared by Biofield Corp. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and 1995 and for the period October 16, 1987 (date of inception) through September 30, 1996 have been made. During the interim periods reported on, the accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods and described in the Company's registration statement filed on Form S-1(File No. 333-00796) with the Securities and Exchange Commission and declared effective March 19, 1996 (the "Registration Statement").

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 1995 included in the Company's Registration Statement. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

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

    Effective April 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's short-term investments are sold if cash is needed and, therefore, are considered "available-for-sale." At September 30, 1996, the cost of short-term investments approximated market value. Realized gains and losses on short-term investments were immaterial for the three and nine month periods ended September 30, 1996 and 1995.

4. DESCRIPTIVE ANALYSIS - The descriptive analysis contained herein compares the financial results of the nine months ended September 30 and the current three months ended September 30, for the years 1996 and 1995. To accommodate the comparison of pertinent financial information, the following terms will be used to denote the respective periods:

        First nine months of 1996 - nine months ended September 30, 1996 First nine months of 1995 - nine months ended September 30, 1995

        Third quarter of 1996 - three months ended September 30, 1996 Third quarter of 1995 - three months ended September 30, 1995

5. THE OFFERING - In March 1996, the Company, pursuant to an initial public offering (the "Offering") of the Company's Common Stock, offered and issued 1,819,000 shares at $11.00 each, for aggregate net proceeds of $18,028,238 (net of related expenses of $1,980,762). Upon the completion of the Offering: (i) each outstanding share of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock automatically converted into .5729 shares of Common Stock; (ii) each outstanding share of Series C Convertible Preferred Stock automatically converted into .4902 shares of Common Stock; and (iii) each warrant to purchase a share of Series C Convertible Preferred Stock and Series D Convertible Preferred Stock automatically became exercisable for .4902 shares of Common Stock.

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

7. ISSUANCE OF WARRANTS - On June 30, 1996, the Company, pursuant to a Preferred Stock and Warrant Purchase Agreement dated March 3, 1995 (the "Series C Agreement"), and as a result of the Company's plans to submit its Pre-Market Approval Application for the Biofield Diagnostic System (the "Alexa(TM) 1000 System") to the United States Food and Drug Administration ("FDA") after June 30, 1996, issued warrants to purchase 357,192 shares of Common Stock of the Company to shareholders who are party to the Series C Agreement. Said warrants have an exercise price of $9.18 per share, and expire on March 3, 2000.

8. NET LOSS PER SHARE - Primary and fully-diluted net loss per common and common equivalent share has been computed based on the weighted average number of common stock and common stock equivalent shares outstanding during the periods presented. Retroactive restatement has been made to all share and per share amounts for the reverse stock split discussed above in
    Note 6.

    Upon the closing date of the Offering, March 22, 1996, all shares of Series A, Series B and Series C Convertible Preferred Stock automatically converted into shares of Common Stock (see Note 5). First nine months of 1996 primary net loss per common and common equivalent share is computed based upon the actual conversion date of the Company's convertible preferred stock, March 22, 1996. First nine months of 1996 fully-diluted net loss per common and common equivalent share assumes conversion of the convertible preferred stock as of the beginning of the period presented. Third quarter 1996 primary and fully-diluted net loss per common and common equivalent share is computed based on the weighted average number of common stock and common stock equivalent shares outstanding during the period.

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

    Common stock and common stock equivalent shares used in the computation of net loss per common and common equivalent share are summarized in the table below:


                                                  Three-Month Period                Nine-Month Period
                                                  Ended September 30,              Ended September 30,
                                                 1996            1995             1996             1995
                                                 ----            ----             ----             ----
         Primary  . . . . . . . .               6,432,292      3,733,345          5,013,059     3,733,345
                                                =========      =========          =========     =========

         Fully-diluted  . . . . .               6,432,292      3,733,345          5,913,682     3,733,345
                                                =========      =========          =========     =========

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


9. LEASE COMMITMENT - In July 1996, the Company obtained a commitment from an unrelated third party to enter into a $2 million sale-leaseback agreement.
The agreement will allow the Company to finance certain equipment purchases in amounts up to an aggregate of $2 million for a period of two years ending September 30, 1998. The lease term will be 36 months from the date specific equipment is leased with monthly rent expense, payable in advance, equal to 3.07% of the equipment leased. The Company will have the option to purchase the leased equipment at the end of the lease term for an amount equal to 15% of the equipment cost. The Company may not enter into any such sale-leaseback transactions unless and until definitive documentation is entered into and certain other specified conditions are satisfied.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


    The following discussion and analysis should be read in conjunction with the financial statements, related notes and other information included in this Quarterly Report on Form 10-Q.

    Statements in this Quarterly Report on Form 10-Q that are not historical fact constitute "forward looking statements" which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Factors that might cause such differences include risks and uncertainties related to the Company's limited operating history, anticipated future losses and ability to meet its capital needs; the Company's product development efforts; FDA approvals; government regulation; competition; market acceptance and other risks discussed in the Company's Prospectus dated March 19, 1996 filed with the Securities and Exchange Commission pursuant to Rule 424(b).

OVERVIEW

      Since the Company's inception (October 16, 1987), the Company has been engaged in research and development associated with its cancer detection technology. As a development stage company, the Company has incurred net losses since inception through September 30, 1996 of approximately $32.8 million. The Company expects operating losses will increase for at least the next several years as total costs and expenses increase due principally to marketing and manufacturing expenses associated with the anticipated commercialization of the Alexa(TM) 1000 System, as well as development of, and clinical trials for, the Company's proposed breast cancer screening system and other research and development activities.

      To date, the Company has not marketed, or generated revenues from the commercialization of, any products. The Company's results may vary significantly from period to period depending on several factors, such as the timing of certain expenses and the progress of the Company's research and development and commercialization programs, all of which may be affected by the availability of funds.

RESULTS OF OPERATIONS

      Research and development expenses include the costs of engineering, manufacturing and clinical trials and related activities conducted in connection with required governmental and regulatory approvals for the Alexa(TM) 1000 System, which consists of the Alexa(TM) 1000 Diagnostic Device and Alexa(TM) 1000 Sensors, as well as expenses for the development of the Company's proposed breast cancer screening system and preclinical research related to the enhancement of the technology and its development for use in the detection of other cancers. Research and development expenses were $5,704,000 during the first nine months of 1996, an increase of $1,177,000, or 26%, from the first nine months of 1995. This increase was primarily attributable to: a $506,000 increase in compensation and recruiting and relocation expenses due to an increase in existing research and development personnel from 19 in the first nine months of 1995 to 27 in the first nine months of 1996; a $578,000 increase in consulting expenses related to third-party payor reimbursement issues and preclinical research; and a $95,000 increase due to clinical development activities.

      Research and development expenses were $1,769,000 during the third quarter of 1996, an increase of $182,000, or 11%, from the third quarter of 1995. This increase was primarily attributable to: a $165,000 increase in compensation and recruiting and relocation expenses due to an increase in existing research and development personnel from 19 in the third quarter of 1995 to 27 in the third quarter of 1996; a $168,000 increase in consulting expenses related to third-party payor reimbursement issues and preclinical research; and a $52,000 increase due to clinical development activities. The increases in research and development expenses during the third quarter of 1996, as discussed above, were partially offset by a $183,000 reduction in product development expenses related to the Alexa(TM) 1000 System.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Selling, general and administrative expenses were $2,378,000 during the first nine months of 1996, an increase of $860,000, or 57%, from the first nine months of 1995. This increase was primarily attributable to: a $726,000 increase in compensation and recruiting and relocation expenses due to the hiring of a new President and Chief Executive Officer in December 1995, a new Vice President of Sales and Marketing in June 1996 and a new Director of Sales and Marketing in August 1996; and a $299,000 increase in expenses incurred in connection with marketing activities, investor relations and additional premiums for directors' and officers' liability insurance. The increases in selling, general and administrative expenses during the first nine months of 1996, as discussed above, were partially offset by a charge of approximately $230,000 in the third quarter of 1995 for severance benefits pursuant to an agreement entered into between the Company and its former President.

      Selling, general and administrative expenses were $921,000 during the third quarter of 1996, an increase of $225,000, or 32%, from the third quarter of 1995. This increase was primarily attributable to: a $261,000 increase in compensation and recruiting and relocation expenses due to the hiring of a new President and Chief Executive Officer in December 1995, a new Vice President of Sales and Marketing in June 1996 and a new Director of Sales and Marketing in August 1996; and a $171,000 increase in expenses incurred in connection with marketing activities and additional premiums for directors' and officers' liability insurance. The increases in selling, general and administrative expenses during the third quarter of 1996, as discussed above, were partially offset by a charge of approximately $230,000 in the third quarter of 1995 for severance benefits pursuant to an agreement entered into between the Company and its former President.

      The Company's interest income was $624,000 for the first nine months of 1996, an increase of $348,000, or 126%, from the first nine months of 1995. Interest income was $249,000 for the third quarter of 1996, an increase of $111,000, or 80%, from the third quarter of 1995. The increase in interest income during 1996 was primarily due to higher average invested cash, cash equivalent and short-term investment balances compared to those of the previous period.

      As a result of the foregoing, the first nine months of 1996 net loss increased approximately $1,688,000, or 29%, from the first nine months of 1995 and during the third quarter of 1996, net loss increased approximately $294,000, or 14%, from the third quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 1996, the Company had total cash, cash equivalents and short-term investments of $16.9 million, of which $16.6 million was invested in investment grade corporate obligations, money market funds and shares of liquid (auction-market) preferred stock and bonds.

      As of September 30, 1996, the Company had working capital of $15.4 million compared to $4.7 million at December 31, 1995. The increase in working capital was the result of proceeds received from the sale of 1,819,000 shares of the Company's Common Stock in March 1996. Proceeds, net of underwriting discounts and commissions and offering costs, were approximately $18.0 million. The Company does not expect to generate a positive internal cash flow for at least several years due to the expected increase in spending for research and development and the expected costs of commercializing its initial product, the Alexa(TM) 1000 System.

      Capital expenditures during the first nine months of 1996 were approximately $239,000 compared to $321,000 for the first nine months of 1995. Capital expenditures of $239,000 included approximately $85,000 in manufacturing equipment and approximately $117,000 in new computer equipment to support planned computer processing needs.

      During the first nine months of 1996, there were no changes in the Company's existing debt agreements, and the Company had no outstanding bank loans as of September 30, 1996. In July 1996, the Company obtained a commitment from an unrelated third party to enter into a $2 million sale-leaseback agreement (see Note 9 to the Financial Statements).

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      The Company believes that its available cash, cash equivalents and investment securities and investment income should be sufficient to fund the Company's operations approximately until the end of calendar year 1997. However, the Company's future capital requirements will depend on many factors, including the following: the progress of its research and development projects; the progress of preclinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending or enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in the Company's existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that the Company may establish; and the development of commercialization activities and arrangements. The Company will require substantial additional funds for its research and development programs, preclinical and clinical testing, operating expenses, regulatory processes, and manufacturing programs. There can be no assurances that any required additional financing can be obtained, and if obtained, at reasonable terms.

PART II        OTHER INFORMATION


             Item 2. Changes in Securities
                     See Note 5 in the Notes to Financial Statements in Part I
                     - Financial Information of this Form 10-Q.

             Item 5. Other Information

                     On October 29, 1996, the Company entered into a definitive written agreement with SeaMed Corporation ("SeaMed") of Seattle, Washington to design and manufacture quantities of the commercial production model of the Alexa(TM) 1000 Diagnostic Device for use in connection with clinical studies. The agreement grants SeaMed the right to manufacture at least 50% of the Company's worldwide requirements for the Alexa(TM) 1000 Diagnostic Device, other than devices to be manufactured and sold in Asia, for a period of five years.

             Item 6. Exhibits and Reports on Form 8-K

                     a.  Exhibits      Exhibit 27.  Financial Data Schedule.
                     (for SEC use only)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BIOFIELD CORP.



             November 13, 1996            /s/ KENNETH W. ANSTEY
                                          ------------------------------------
                                           By: Kenneth W. Anstey
                                           President, Chief Executive Officer
                                           and Director (Principal Executive
                                           Officer)



             November 13, 1996            /s/ TIMOTHY G. ROCHE
                                          ------------------------------------
                                           By: Timothy G. Roche
                                           Director of Finance and
                                           Corporate Controller
                                           (Principal Financial Officer)