Form 10-K
period 1996-12-31
BIOFIELD CORP \DE\
filed 1997-03-27
CIK 1007018

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               --------------
                                  FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

For the fiscal year ended       December 31, 1996
                         -------------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                         to
                              ------------------------    ---------------------


                   Commission file number         0-27848
                                              ---------------

                               BIOFIELD CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                Delaware                              13-3703450
--------------------------------------------------------------------------------
    (State or Other Jurisdiction of                 (I.R.S. Employer
     Incorporation or Organization)                Identification No.)


         1225 Northmeadow Pkwy.                          30076
         Suite 120, Roswell, GA
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)



Registrant's telephone number, including area code   (770) 740-8180
                                                  ------------------------------

--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:



           Title of Each Class                      Name of Each Exchange on Which Registered
           -------------------                      -----------------------------------------
                None                                          None
----------------------------------------      -----------------------------------------------------

----------------------------------------      -----------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:


                        Common Stock, $.001 par value
--------------------------------------------------------------------------------

                               (Title of Class)


--------------------------------------------------------------------------------
                               (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.

                 Yes    X                    No
                    ---------                  ---------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         While it is difficult to determine the number of shares owned by non-affiliates, the registrant estimates that the aggregate market value of outstanding Common Stock on March 12, 1997 (based upon the closing selling price of such Common Stock on the Nasdaq National Market on March 12, 1997) held by non-affiliates was approximately $22.7 million. For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by officers, directors, and certain significant stockholders of the registrant. Such exclusion shall not be deemed to constitute an admission that any such stockholder is an affiliate of the registrant.

         The number of shares of the Registrant's Common Stock, $.001 par value, outstanding as of March 12, 1997 was 6,493,300 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Items 10, 11, 12 and 13 of Part III are incorporated by reference from a portion of the registrant's definitive proxy statement to be furnished to stockholders in connection with the 1997 Annual Meeting of Stockholders.

                                 BIOFIELD CORP.
                         (A Development Stage Company)
                          1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
                                    PART I
Item 1.       Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item 2.       Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
Item 3.       Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
Item 4.       Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . .  12

                                   PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters . . . . . . . .  12
Item 6.       Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
Item 7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
Item 8.       Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . .  22
Item 9.       Changes in and Disagreements With Accountants on Accounting
                and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

                                   PART III

Item 10.      Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . .  22
Item 11.      Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
Item 12.      Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . .  22
Item 13.      Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . .  22

                                   PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K  . . . . . . . . . .  23

                                     PART I

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD LOOKING STATEMENTS. SEE "CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS" CONTAINED IN
PART II, ITEM 7 OF THIS REPORT.

ITEM 1.  BUSINESS

     Biofield Corp. ("Biofield" or the "Company") is a medical technology company that has developed an innovative system for detecting breast cancer through the skin in a non-invasive and objective procedure. The Company's breast cancer diagnostic device, the ALEXA (TM) 1000 System, employs unique, single-use sensors and a measurement device to detect and analyze changes in cellular electrical charge distributions associated with the development of epithelial cancers, such as breast cancer. The ALEXA 1000 System is not available for commercial distribution in the United States at this time and will not be available until U.S. Food and Drug Administration ("FDA") pre-market approval. On December 30, 1996, the Company submitted its pre-market approval application ("PMA") to the FDA for the ALEXA 1000 System. On February 27, 1997, the FDA informed the Company that its PMA had not been accepted for filing at this time and requested that the Company address deficiencies in the PMA before further consideration of such PMA. The Company remains confident in the findings of its U.S. Multi-center Study conducted at six major medical institutions in the United States and intends to work closely with the FDA to advance the PMA process. The FDA also advised the Company that its application, upon resubmission, will continue to be considered under its Expedited Review policy. The Company believes that the ALEXA 1000 System could improve early diagnosis, reduce diagnostic uncertainty and decrease the number of diagnostic procedures, including surgical biopsies, performed on suspicious lesions.

     The Company is also developing a breast cancer screening system, which is an enhancement of the ALEXA 1000 System, for use on asymptomatic women. In addition, the Company has conducted preclinical research which provides support for the further development of the Company's patented core technology for the detection of other epithelial cancers, including cancer of the ovaries, skin, prostate and colon.

     The ALEXA 1000 System and any other cancer detection products developed by the Company will require FDA pre-market approval prior to commercial distribution in the United States. There can be no assurance that any such approvals will be received on a timely basis, or at all, or that any products developed by the Company will be accepted commercially. Furthermore, there can be no assurance that Biofield's technology can be adapted for breast cancer screening or for the detection of other cancers.

     The laws of certain European countries may permit the Company to begin marketing the ALEXA 1000 System in Europe before marketing would be permitted in the United States. The Company currently anticipates a European market launch during 1997. There can be no assurance that the Company's proposed marketing schedules or plans can or will be met.

BREAST CANCER

     Background

     Breast cancer is one of the most common cancers among women and, notwithstanding the currently available detection modalities, is the leading cause of death among women aged 35 to 54. According to the American Cancer Society ("ACS"), approximately one in nine women in the United States will develop breast cancer during her lifetime. In the United States in 1996, the ACS estimated that approximately 184,000 women would be diagnosed with, and approximately 44,000 women would die as a result of, breast cancer. In Europe in 1990, approximately 170,000 cases of breast cancer were discovered, with an estimated 73,000 deaths.

     Early detection of breast cancer is critical. There is widespread agreement that screening for breast cancer, when combined with appropriate follow-up, will reduce mortality from the disease. According to the National Cancer Institute ("NCI"), the five-year survival rate decreases from more than 90% to 72% after the cancer has spread to the lymph nodes, and to 18% after it has spread to other organs such as the lung, liver or brain.

     There are over 90 million women in the United States over the age of 20 for whom breast cancer screening (in the form of physical examination or mammography screening) is generally recommended as a routine part of preventative healthcare. For these women, the ACS has published guidelines for breast cancer screening including: (i) monthly breast self-examinations for all women over the age of 20;

and (ii) an annual mammogram for women age 40 and older. As a result of family medical histories and other factors, certain women are at "high-risk" of developing breast cancer during their lifetimes. For these women, physicians often recommend close monitoring, particularly if a potentially pre-cancerous condition has been detected.

     Each year approximately eight million women in the United States require diagnostic testing for breast cancer because of a physical symptom, such as a palpable lesion, pain or nipple discharge, discovered through self or physician examination (approximately seven million) or a nonpalpable lesion detected by screening x-ray mammography (approximately one million). Once a physician has identified a suspicious lesion in a woman's breast, the physician may recommend further diagnostic procedures, including diagnostic mammography, ultrasound or fine needle aspiration. In each case, the potential benefits of additional diagnostic testing must be balanced against the costs, risks, anxiety and discomfort to the patient associated with undergoing the additional procedures. Each of the currently available non-surgical modalities for breast cancer detection has various clinical limitations.

     Screening and Diagnostic Modalities

     Physical examinations may be conducted by a physician as part of a medical examination, or by a woman performing a breast self-examination; however, a physical examination of the breast can only detect relatively large lesions, which may be advanced cancers. Furthermore, physical examination of the breast does not reliably distinguish between malignant and benign tissue. More than half the women who menstruate will have a lump in a breast at some point, but fewer than 10% of such lumps will be malignant.

     Mammography is an x-ray modality commonly used for both routine breast cancer screening and as a diagnostic tool. A mammogram produces an image of the internal structure of the breast which is intended to display lesions as blurry white spots against normal tissue. In a screening mammogram, radiologists seek to detect the presence of suspicious lesions, while in a diagnostic mammogram radiologists seek to characterize suspicious lesions. Mammograms require subjective interpretation by a radiologist and are often uncomfortable for the patient. Because x-ray mammography exposes the patient to radiation, the ACS recommends that mammograms be limited to one per year. In addition, x-ray mammography is considered to be less effective for women under the age of 50 who generally have radiographically dense breast tissue. The average cost of a diagnostic mammogram is approximately $120 to $180 per procedure, and requires the use of capital equipment ranging in cost from approximately $75,000 to $225,000. Due to the high capital costs associated with mammography equipment and the specialized training necessary to operate the equipment and to read the x-ray images, mammography is usually available only at specialty clinics or hospitals.

     Ultrasound uses high frequency sound waves to create an image of soft tissues in the body. Like a mammogram, this image requires interpretation by a physician. Ultrasound's principal role in breast cancer diagnosis has been to assist the physician in determining whether a palpable lesion is likely to be a cyst (usually benign) or a solid mass (potentially cancerous). The average cost of an ultrasound of the breast is approximately $75 to $300 per procedure and requires the use of capital equipment ranging in cost from approximately $60,000 to $200,000. Like mammography, ultrasound is generally performed at specialty clinics or hospitals.

     Other currently available non-surgical diagnostic techniques include fine needle aspiration, core needle biopsy and stereotactic needle biopsy. In each of these procedures a physician seeks to obtain cell samples from a suspicious lesion through a needle for analysis by a cytopathologist. Inadequate sampling often renders these tests invalid. These procedures are invasive, require follow-up and range in cost from approximately $370 to $1,000 per procedure.

     Due in part to the limitations of the currently available modalities to identify malignant lesions, a large number of patients with suspicious lesions proceed to additional diagnostic procedures, including surgical biopsy, an invasive and expensive procedure. Approximately 750,000 surgical biopsies are performed each year in the United States, of which approximately 500,000 result in the surgical removal of benign breast tissue. The average cost of a surgical biopsy ranges from approximately $1,000 to $5,000 per procedure. In addition, surgical biopsy can result in pain, scarring and anxiety to patients. Patients who are referred to biopsy usually are required to schedule the procedure in advance and generally must wait several days to receive their biopsy results.

     The Company believes that the shortcomings of current breast cancer management represent a significant market opportunity for a non-invasive and objective technology available for use by physicians in evaluating the approximately eight million women who present with suspicious lesions each year. The use of Biofield's technology in the diagnosis of cancer is believed to be especially promising for women between the ages of 20 and 40 (over 50 million women in the United States) for whom x-ray mammography has lower efficacy. These women often present with diffuse palpable benign conditions which can mask malignancies or pre-malignant conditions. In addition, the Company believes that its technology will add clinical value to diagnostic testing on smaller breasted women and women presenting with small palpable lesions (less than 2 cm) which also represent more difficult subgroups for certain currently used diagnostic modalities.

THE ALEXA 1000 SYSTEM

     The ALEXA 1000 System is intended to provide physicians and patients with immediate and objective information concerning the probability that an identified lesion is malignant or benign. A breast exam utilizing the ALEXA 1000 System, called an ALEXAGRAM(TM), is non-invasive and can be performed in a physician's office by a physician or a medical technician in less than 20 minutes. Single-use ALEXA 1000 sensors are arranged on the skin surface in and around the quadrant of the breast where a suspicious lesion has been identified and in corresponding locations on the asymptomatic breast. Sensor readings are measured and analyzed using a pre-programmed algorithm. The Company anticipates that the output from an ALEXAGRAM will be a written report that includes an objective reading on a scale of one to 30. The higher the number, the greater the probability the patient has proliferative disease or cancer in the area examined. Such information can be used by the physician to make further treatment decisions, including whether to proceed to surgical biopsy.

     The Company believes the ALEXA 1000 System will offer patients and physicians several advantages compared with currently available modalities used in breast cancer diagnosis, including the following:

     * The ALEXA 1000 System provides the patient and physician with immediate, objective test results that indicate the probability that a suspicious lesion is malignant or benign.

     * The ALEXA 1000 System is non-invasive - all measurements are taken from sensors placed on the skin surface.

     * Unlike x-ray mammography, the ALEXA 1000 System does not expose the patient to radiation or breast compression. This will allow physicians to repeat the test as often as needed, which is especially important for women at high risk for developing breast cancer and other patients requiring follow-up examinations.

     * In the U.S. Multi-center Study, the results of which have not been accepted by the FDA, the ALEXA 1000 System performed effectively in clinically difficult subgroups, including women under 45 years of age, smaller breasted women, women presenting with small palpable lesions, and cases where mammography was not indicated. Diagnostic x-ray mammography is considered to be less effective for women under the age of 50, who generally have radiographically dense breast tissue.

     * A diagnostic exam utilizing the ALEXA 1000 System can be performed by a physician or medical technician in less than 20 minutes in a physician's office.

     * The capital cost of the ALEXA 1000 System, approximately $25,000 in the United States, is expected to be significantly less than the cost of purchasing and installing diagnostic x-ray mammography or other diagnostic imaging equipment. The estimated cost of one set of single-use ALEXA 1000 sensors is expected to be $100 or more in the United States. The Company believes that the per procedure costs of an ALEXAGRAM will be competitive with current costs of diagnostic mammography and ultrasound.

     The Company believes that the ALEXA 1000 System will be appreciated by physicians and patients for its accuracy and convenience, and by third party payors of health care costs for the cost containment potential of reducing the number of diagnostic tests on suspicious lesions and reducing the number of missed malignancies.

     The ALEXA 1000 System is not available for commercial distribution in the United States at this time and will not be available until FDA pre-market approval, the receipt and timing of which are uncertain.

CLINICAL STUDIES

     The Company has conducted clinical trials in the United States, Europe and Japan with the ALEXA 1000 System involving over 2,000 women with suspicious breast lesions. The protocol for the Company's U.S. Multi-center Study, the European Multi-center Study and Japanese study, provided for women with suspicious lesions detected either by x-ray mammography screening or a physical examination (self or by physician) to be tested with the ALEXA 1000 System prior to open surgical biopsy.

Women who participated in these studies had undergone diagnostic work-ups, which often included a series of tests, prior to proceeding to biopsy. In each of these studies the results obtained using the ALEXA 1000 System were compared to the biopsy results.

     Measures of Diagnostic Accuracy. The accuracy of a diagnostic test is often evaluated in terms of sensitivity, specificity, negative predictive value, positive predictive value and prevalence. Sensitivity is a measurement of how accurately a diagnostic test correctly diagnoses a patient as having the disease when the disease is present (true positives). Specificity is a measurement of how accurately a diagnostic test correctly diagnoses a patient as disease free when the disease is absent (true negatives). Negative predictive value is a measure of the probability that there is no disease in a patient with a negative test result (true negative test results, divided by all patients with negative results) and positive predictive value is a measure of the probability that there is disease in a patient with a positive test result (true positive test results, divided by all patients with positive results). Prevalence is the prior probability that a patient in a given population has the targeted disease.

     U.S. Multi-center Study. The U.S. Multi-center Study included over 1,000 patients tested at six major medical institutions under the direction of physicians involved in breast cancer diagnosis and therapy. The study results, which have not been accepted by the FDA, demonstrated an overall sensitivity of 95%, --i.e., it identified malignant lesions as malignant with 95% accuracy. This compared favorably with other currently used diagnostic tests performed on many of the patients who participated in the study. In the U.S. Multi-center Study, a suspicious lesion was classified, for purposes of the study, as malignant or benign based upon the objective output of an ALEXAGRAM. The study results demonstrated that the ALEXA 1000 System had an overall sensitivity of approximately 95% along with an overall specificity of approximately 20% (24% to 42% in clinically difficult subgroups) which provides confidence in a negative test, or negative predictive value, of approximately 94% assuming a prevalence of breast cancer of 20%.

     The Company's analysis of the U.S. Multi-center Study data indicated the following:

     *   High overall sensitivity --  95%.

     *   High overall negative predictive value --  94%.

     * High sensitivity for small palpable cancers -- 97%; and early stage (i.e., non-invasive) cancers -- 95%.

     * In clinically difficult sub-groups, sensitivity was over 95% and specificity ranged from 24% to 42%.

     *   No adverse effects.

     Based on these results, the Company believes that the U.S. Multi-center Study successfully demonstrated that the ALEXA 1000 System can discriminate between lesion states and identify a high percentage of malignant lesions. The Company also believes that, based on the high overall sensitivity and negative predictive value reported, this study indicates that the ALEXA 1000 System could potentially be used to reduce the number of diagnostic tests performed on suspicious lesions. See "Cautionary Statements Regarding Forward-Looking Statements - Uncertainty of Pre-market Approval for the ALEXA 1000 System."

     The Company's PMA for the ALEXA 1000 System is based principally upon the results of its U.S. Multi-center Study, which results have not been accepted by the FDA based upon its initial review of the Company's PMA. On December 30, 1996, the Company submitted its PMA to the FDA for the ALEXA 1000 System. On February 27, 1997, the FDA informed the Company that its PMA had not been accepted for filing at this time and requested that the Company address deficiencies in the PMA before further consideration of such PMA.
Specifically, the FDA has not accepted the findings from the Company's U.S. Multi-center Study as submitted due to the FDA's issues concerning the study design and, in particular, the development and selection of the algorithms used on the supporting data set. The FDA advised the Company that it must select a final algorithm and then test it with an independent data set. Further, the FDA stated that a clinical trial design that supports the indications for use of the ALEXA 1000 System should include the impact on patient management. Accordingly, it may be necessary for the Company to submit additional data to the FDA, which data may be based upon completed clinical studies and/or additional clinical trials.

     If the Company is required to submit additional data to the FDA or conduct additional clinical trials, there may be significant delays in the approval process for the ALEXA 1000 System. Conducting additional clinical trials could also require the expenditure of substantial additional funds, for which additional financing may be required. Furthermore, there can be no assurance that results obtained in any other studies that may be conducted by the Company will be consistent with the results obtained in the U.S. Multi-center Study or that any such results will be accepted by the FDA. The Company remains confident in the findings of its U.S. Multi-center Study conducted at six major medical institutions in the United States and intends to work closely with the FDA to advance the PMA process. The FDA also advised the Company that its application, upon resubmission, will continue to be considered under its Expedited Review policy.

     European Multi-center Study. In 1996, the Company completed its European Multi-center Study at eight leading medical institutions located in Italy, France, Germany, The Netherlands and the United Kingdom. Histopathology review of the 661 lesions analyzed indicated 386 malignant lesions, 41 premalignant lesions and 234 benign lesions. The Company's analysis of the study data indicated the following results: overall sensitivity was approximately 90%; premalignant lesions were identified as cancers approximately 90% of the time; overall specificity was approximately 42%; and approximately 45% of the non-proliferative benign lesions were correctly characterized as benign. The patient population in the European Multi-center Study included 360 women age 50 and over. The incidence of cancer in this subgroup of the study population was 73%. The incidence of cancer in the patient population overall was 58%, and was 41% for women under age 50. The overall results presented above include the entire study population. Detailed analysis of the study data indicated that: (i) the ALEXA 1000 System detected electrical differences which corresponded to lesion proliferation in women of all ages; (ii) the test performed best in younger, premenopausal women with smaller palpable lesions; and (iii) conclusions regarding the test's performance in older women were confounded by the low prevalence of non-proliferative benign lesions and the high prevalence of cancer and higher risk benign lesions in this subgroup of the study population. The Company believes that younger premenopausal women with smaller palpable lesions constitutes the largest segment of the population that is referred on to diagnostic testing on suspicious breast lesions.

     Japanese Study. In 1995, the Company completed an initial feasibility study of the ALEXA 1000 System at a clinical site in Kawasaki, Japan. The population studied included 101 patients, 52 with benign lesions and 49 with malignant lesions. Prospective analysis of these lesions resulted in a sensitivity of 90% and a specificity of 60%. Based upon these preliminary results, the Company intends to conduct additional clinical research in Japan to support future marketing efforts in Asia.

     Post-screening Filter Study. The Company is conducting a large post-screening filter study (the "PSF Study") of the ALEXA 1000 System at three clinical sites in Europe. The PSF Study is designed to evaluate the ALEXA 1000 System in a study population consisting of women with suspicious lesions that have been identified in a breast cancer screening examination prior to undergoing other diagnostic procedures. In the PSF Study, the test results obtained using the ALEXA 1000 System are compared to the results of the patients diagnostic evaluations, which in certain cases include surgical biopsy.

         In the fourth quarter of 1996, the Company completed enrollment of the PSF Study. The Company anticipates that analysis of the study results will be completed during the second quarter of 1997. A major goal of the PSF Study is to demonstrate that the ALEXA 1000 System is effective in populations where high negative predictive value of a diagnostic test (i.e., the probability that a negative test result correctly indicates the absence of disease) is important in reducing the number of patients who may unnecessarily proceed to expensive diagnostic work-ups, often leading to surgical biopsy. Analysis of the study's pilot phase, which included 480 cases, indicates the potential of the test to achieve a sensitivity of approximately 90%, with a specificity of up to 40% in the study population. Based on the anticipated level of accuracy, the Company believes that the test may allow clinicians in Europe to avoid certain post-screening diagnostic workups on up to 40% of the approximately seven million patients in Europe with benign lesions who initially present with suspicious physical symptoms or mammographic findings. There can be no assurance that the results of this study or any future study will be consistent with the results reported to date.

THE BIOFIELD SCREENING SYSTEM

         Based on its clinical experience with the ALEXA 1000 System for testing symptomatic women and its belief that the electrophysiological characteristics of cancer are similar for both palpable or nonpalpable lesions, the Company believes that its technology can be adapted for breast cancer screening in asymptomatic women. The Biofield proposed screening system, an enhanced version of the ALEXA 1000 System with additional data channels and a dedicated algorithm, is currently under development by the Company. The proposed Biofield screening system has been designed to screen all quadrants of each breast by using additional ALEXA 1000 sensors arranged in a pre-determined pattern. Screening examinations utilizing the Company's prototype Biofield screening system take less than 30 minutes to complete. The Company has completed the prototype design and development work necessary for clinical testing of the Biofield screening system, although the Company's design and development of the final sensor configuration has not yet been completed.

         While the Company believes that the results of a 1993 pilot breast cancer screening study support further clinical trials of the proposed Biofield screening system, the Company has focused its efforts on first completing the development and clinical testing of the ALEXA 1000 System for use as a diagnostic tool. The Company believes that the protocol for a full-scale clinical trial of the proposed screening device would require enrollment of a large number of women at multiple clinical sites and would require significant follow-up procedures. There can be no assurance that Biofield's technology can be adapted for breast cancer screening, or, if adapted, that the proposed Biofield screening system will be approved by the FDA or be commercially accepted.

OTHER MARKETS

         The Company believes that the need exists for products that will provide early and accurate detection of types of epithelial cancers other than breast cancer. Preclinical research currently underway has been designed to obtain additional scientific knowledge of the fundamentals underlying Biofield's core technology and identify new applications for Biofield's technology. The Company's preclinical research is intended to support the development of devices and procedures based on Biofield's technology for the detection of other cancers, including cancer of the ovaries, skin, prostate and colon. There can be no assurance that Biofield's technology can be adapted for breast cancer screening or for the detection of other cancers, and, if adapted, that any such products developed by the Company will be approved by the FDA or will be accepted commercially.

BIOFIELD TECHNOLOGY

     Biofield's technology is based on the principle that epithelial cancers, such as cancer of the breast, ovaries, skin, prostate and colon, are characterized by uncontrolled recurrent cell proliferation or rapid cell division. As these cells divide, an electrical charge is released. This release results in a disruption, or depolarization, of the charge distribution found in normal epithelial tissue which lines many solid organs, including the stomach, colon, prostate, endometrium, lung and breast. Moreover, this depolarization appears to be progressive as cell transformation and carcinogenesis occur.

     This depolarization is measurable at the skin surface in the form of electrophysiological differentials. The ALEXA 1000 System takes multiple readings from an array of test points on the skin surface of the symptomatic breast and asymptomatic breast to measure differentials which may exist between test points. The Company believes that the analysis of these differentials, using a pre-programmed algorithm, provides useful diagnostic information.

MARKETING AND SALES

     Because of the large number of diagnostic procedures that are performed on suspicious breast tissue in the United States, the Company intends to focus its U.S. marketing efforts on the clinical ability of the ALEXA 1000 System to potentially increase the number of cancers detected each year in the early stages and reduce the number of diagnostic tests performed on these suspicious lesions. The Company believes that the market for the ALEXA 1000 System will include physicians involved in the detection and management of breast cancer, including radiologists, gynecologists, general surgeons, breast surgeons and general practitioners, as well as hospitals and clinics. The Company currently anticipates that, if the ALEXA 1000 System is approved by the FDA, the Company will market this product in the United States together with one or more distribution partners, or through a dedicated internal sales force in order to maximize product sales and market penetration.

     In the United States, the Company currently anticipates that the capital cost of purchasing the ALEXA 1000 System will be approximately $25,000. Such estimated capital cost is substantially less than the cost of diagnostic mammography equipment or ultrasound systems, which range in price from approximately $60,000 to $225,000. The Company currently estimates that the cost of single-use ALEXA 1000 sensor sets is expected to be $100 or more in the United States. The Company believes that the per procedure costs of an ALEXAGRAM will be competitive with the current costs of diagnostic mammography and ultrasound.

     The laws of certain European countries may permit the Company to begin marketing the ALEXA 1000 System in Europe before marketing would be permitted in the United States. In addition, the European Union requires that by mid-1998 all companies conducting sales in member countries must obtain certifications necessary to enable the "CE" mark to be affixed to their products. The Company is in the final stages of obtaining such certifications. There can be no assurance that the Company will be able to obtain such final approvals, or if obtained, in a timely manner, or at all.

     The Company is considering potential distribution arrangements with strategic marketing partners in the United States, Europe and Asia, and currently anticipates commencing its foreign marketing efforts during 1997 with a European market launch. The Company believes that a distribution arrangement with one or more strategic partners could assist in the marketing and servicing of the ALEXA 1000 System. There can be no assurance that the Company will be able to enter into any such strategic alliance or that any of the Company's proposed marketing schedules or plans can or will be met.

     The timing of initial commercialization of any other potential products utilizing the Company's technology, including the proposed Biofield screening system, will depend on the progress of the Company's product development and manufacturing programs, the results of future clinical trials and available financing. Any such products will require pre-market approval from the FDA prior to commercialization in the United States.

MANUFACTURING

     The Company has used certain contract manufacturers to produce the initial quantities of the ALEXA 1000 device and disposable ALEXA 1000 sensors and intends to continue to do so to satisfy its needs for future clinical studies and for commercial quantities. Electronic components and raw materials used in the ALEXA 1000 device and ALEXA 1000 sensors are available from numerous suppliers. Some components are stock items, while others are designed and manufactured to Biofield's specifications. The Company owns certain of the specifications, molds and other equipment used to manufacture components of its proposed products.

     The Company has engaged SeaMED Corporation of Seattle, Washington to design and manufacture quantities of the commercial production model of the ALEXA 1000 device for use in connection with clinical studies. The Company has entered into an agreement with SeaMed Corporation which grants SeaMed Corporation the right to manufacture at least 50% of the Company's worldwide requirements for the ALEXA 1000 device, other than devices to be manufactured and sold in Asia, for a period of five years commencing May 1996. The Company has arranged for other third parties to supply its ALEXA 1000 sensors and sensor components for its clinical studies and does not anticipate any
difficulties in arranging for the commercial production of these items.   There
can be no assurance that any of the suppliers can meet current or future Good Manufacturing Practices ("GMP") requirements.

PATENTS AND PROPRIETARY INFORMATION

     The Company has eight issued U.S. patents relating to products and technology. Biofield devices, single-use sensors, methods, device design and certain device and sensor components are the subject of either issued U.S. patents or pending U.S. and foreign patent applications. In addition, the Company has a non-exclusive license under a U.S. patent entitled "Device and Method of Detecting the Potential Level of the Electromagnetic Field of a Living Organism."

     There can be no assurance that the United States Patent and Trademark Office ("PTO") or foreign jurisdictions will grant the Company's pending patent applications or that the Company will obtain any patents or other protection for which it has applied. No assurance can be given that patents issued to or licensed by or to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide any competitive advantage. The Company could incur substantial costs in defending any patent infringement suits or in asserting any patent rights, including those granted by third parties. Any adverse outcome could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease selling its products.

     The Company also relies upon trade secrets and other unpatented proprietary information in its product development activities which it seeks to protect, in part, through assignment agreements and confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any such breach or that the Company's trade secrets will not otherwise become known to, or independently developed by, competitors.

GOVERNMENT REGULATION

     The manufacture and sale of medical devices intended for commercial distribution are subject to extensive governmental regulation in the United States. Medical devices are regulated in the United States by the FDA under the Federal, Food, Drug and Cosmetic Act ("FDC Act") and generally require pre-market clearance or pre-market approval prior to commercial distribution. In addition, certain material changes or modifications to medical devices also are subject to FDA review and clearance or approval. Pursuant to the FDC Act, the FDA regulates the research, testing, manufacture, safety, labeling, storage, record keeping, advertising, distribution and production of medical devices in the United States. Noncompliance with applicable requirements can result in failure of the government to grant pre-market clearance or approval for devices, withdrawal of approval, total or partial suspension of production, fines, injunctions, civil penalties, recall or seizure of products, and criminal prosecution.

     Medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling, pre-market notification and adherence to GMPs). Class II devices are subject to general controls and to special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those that must receive pre-market approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices such as the ALEXA 1000 System and the proposed Biofield screening system, which have not been found to be substantially equivalent to legally marketed devices), and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class I and Class II devices. A PMA must be filed if a proposed device is not substantially equivalent to a legally marketed predicate device or if it is a Class III device for which the FDA has called for such applications.

     If human clinical trials of a device are required and if the device presents a "significant risk," the manufacturer or distributor of the device is required to file an investigational device exemption ("IDE") application with FDA prior to commencing human clinical trials. The IDE application must be supported by data, typically the results of animal and, possibly, mechanical testing. If the IDE application is approved by the FDA, human clinical trials may begin at a specific number of investigational sites with a maximum number of patients, as approved by the agency. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study provided such costs do not exceed recovery of the costs of manufacture, research, development and handling. The clinical trials must be conducted under the auspices of an independent institutional review board ("IRB") established pursuant to FDA regulations. If one or more IRBs determine that a clinical trial involves a "nonsignificant risk" device, the sponsor of the study is not required to obtain FDA approval of an IDE application before beginning the study. However, prior IRB approval of the study is required and the study must be conducted in compliance with the applicable FDA regulations, including, but not limited to, FDA's regulations regarding the protection of human subjects.

     Generally, before a new device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance of a pre-market notification ("510(k) notification") or approval of a PMA. If a medical device manufacturer or distributor can establish that a device is "substantially equivalent" to a legally marketed Class I or Class II device, or to a Class III device for which the FDA has not called for PMAs, the manufacturer or distributor may seek clearance from the FDA to market the device by filing a 510(k) notification. The 510(k) notification may need to be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA. The FDA recently has been requiring a more rigorous demonstration of substantial equivalence.

     Following submission of the 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. At this time, the FDA typically responds to the submission of a 510(k) notification within 90 to 200 days. An FDA order may declare that the device is substantially equivalent to a legally marketed device and allow the proposed device to be marketed in the United States. The FDA, however, may determine that the proposed device is not substantially equivalent or require further information, including clinical data, to make a determination regarding substantial equivalence. Such determination or request for additional information could delay market introduction of the product that is the subject of the 510(k) notification. After extensive discussions with the FDA, it was determined that the pre-market notification clearance path would not be available for the ALEXA 1000 System and therefore the Company proceeded with clinical trials necessary to support a PMA application.

     If a manufacturer or distributor of medical devices cannot establish that a proposed device is substantially equivalent to a legally marketed device, as is the case with the ALEXA 1000 System, the manufacturer or distributor must seek pre-market approval of the proposed device through submission of a PMA. A PMA must be supported by extensive data, including preclinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device. Following receipt of a PMA, if the FDA determines that the application is sufficiently complete to permit a substantive review, the agency will "file" the application. Under the FDC Act, the FDA has 180 days to review a PMA, although the review of an application more often occurs over a protracted time period, and generally takes approximately two years or more from the filing date to complete.

     On November 8, 1994, the ALEXA 1000 System was granted Expedited Review Status by the FDA. Expedited Review is a new policy of the FDA available to medical devices which satisfy one or more of the following criteria:

     * The device addresses a condition which is serious or life-threatening or presents a risk of serious injury for which no alternative legally marketed diagnostic/therapeutic modality exists.

     * The device addresses a condition which is life-threatening or irreversibly debilitating, and provides for clinically important earlier diagnosis or significant advances in safety and/or effectiveness over existing alternatives.

     * The device represents a clear clinically meaningful advantage over existing technology, defined as having major (not incremental) increased effectiveness or reduced risk compared to existing technology.

     * The availability of the device is otherwise in the best interest of the public health.

     Those devices proceeding through the Expedited Review process may result in a more timely approval, possibly as early as one year after filing, but there can be no assurance that Expedited Review status will result in a more expeditious approval, or approval at all.

     The PMA approval process can be expensive, uncertain and lengthy. A number of devices for which pre-market approval has been sought have never been approved for marketing. The review time is often significantly extended by the FDA, which may require more information or clarification of information already provided in the submission. During the review period, an advisory committee likely will be convened by FDA to review and evaluate the application and provide recommendations to the agency as to whether the device should be approved. In addition, the FDA will inspect the manufacturing facility to ensure compliance with the GMP regulations for medical devices prior to approval of the PMA. If granted, the approval may include significant limitations on the indicated uses for which a product may be marketed.

     On December 30, 1996, the Company submitted a PMA to the FDA for the ALEXA 1000 System. On February 27, 1997, the FDA informed the Company that its PMA had not been accepted for filing at this time and requested that the Company address deficiencies in the PMA before further consideration of such PMA. The Company's PMA for the ALEXA 1000 System is based principally upon the results of its U.S. Multi-center Study, which results have not been accepted by the FDA based upon its initial review of the Company's PMA. Accordingly, it may be necessary for the Company to submit additional data to the FDA, which data may be based upon completed clinical studies and/or additional clinical trials. If the Company is required to submit additional data to the FDA or conduct additional clinical trials, there may be significant delays in the approval process for the ALEXA 1000 System. Conducting additional clinical trials could also require the expenditure of substantial additional funds, for which additional financing may be required. Furthermore, there can be no assurance that results obtained in any other studies that may be conducted by the Company will be consistent with the results obtained in the U.S. Multi-center Study or that any such results will be accepted by the FDA.

     There can be no assurance that the Company will be able to obtain the necessary FDA approval of its PMA to market the ALEXA 1000 System, or any other product that the Company may develop, on a timely basis, if at all. Delays in receipt or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

     Currently, the Company is dependent on third-party companies to manufacture its products for use in clinical trials and commercial distribution. These third-party companies are required to register with the FDA as medical device manufacturers. The third-party manufacturers are inspected by the FDA for compliance with the current GMP and other applicable regulations. In addition, the third-party manufacturers will be specifically inspected by the FDA before the agency will approve a PMA for the ALEXA 1000 System. There can be no assurance that the third-party manufacturers on which the Company depends for the manufacture of the ALEXA 1000 System will be in compliance with the GMP regulations at the time of the pre-approval inspection or will maintain such compliance. Such failure could significantly delay FDA approval of the PMA for the ALEXA 1000 System or prevent the Company from marketing its devices once approved. Any such action would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

     While the Company does not currently manufacture any of its products, it may choose to do so in the future. Should the Company determine to manufacture its products, the Company's manufacturing facilities would be required to be registered with the FDA and would be subject to the current GMP regulations. FDA approval would be required before the Company could begin commercial distribution of medical devices from its own manufacturing facilities.

     Any products manufactured or distributed by the Company pursuant to an approved PMA are subject to pervasive and continuing regulation by the FDA including record keeping requirements, reporting of adverse experience with the use of the device, postmarket surveillance, postmarket registry and other actions deemed necessary by the FDA. The FDA's regulations require agency approval of a PMA supplement for certain changes if they affect the safety and effectiveness of the device, including, but not limited to, new indications for use; labeling changes; the use of a different facility to manufacture, process, or package the device; changes in manufacturing methods or quality control systems; and changes in performance or design specifications. Failure by the Company to receive approval of a PMA supplement regarding the use of a different manufacturing facility or any other change affecting the safety or effectiveness of an approved device on a timely basis, or at all, would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

     The Company is required to provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its medical devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur in a similar device marketed by the manufacturer. In addition, the FDA prohibits an approved device from being marketed or promoted for unapproved uses. If the FDA believes that a company is not in compliance with the law, it can initiate proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against such company, its officers and its employees. Failure to comply with the regulatory requirements could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

     The advertising of most FDA-regulated products is subject to both FDA and Federal Trade Commission jurisdiction. The Company also is subject to regulation by the Occupational Safety and Health Administration and by other governmental entities.

     Unapproved products subject to the PMA requirements must receive prior FDA export approval in order to be marketed outside of the United States unless they are approved for use by any member country of the European Union or certain other countries, including Australia, Canada, Israel, Japan, New Zealand, Switzerland and South Africa, in which case they can be exported to any country provided that certain limited notification requirements are met. The Company has received FDA approval to export the ALEXA 1000 System to The Netherlands. There can be no assurance that the Company will meet the FDA's export requirements or receive FDA export approval to export the ALEXA 1000 System to other countries, in addition to The Netherlands, when such approval is necessary, or that countries to which the devices are to be exported will approve the devices for import. Failure of the Company to meet the FDA's export requirements or obtain FDA export approval when required to do so, or to obtain approval for import, could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

     Sales of medical device products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approvals required by foreign countries may be longer or shorter than that required for FDA approval, and requirements for licensing may differ from FDA requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

     The current regulatory environment in Europe for medical devices differs significantly from that in the United States. There is currently no universally accepted definition of a medical device in Europe and there is no common approach to medical device regulation among the various countries. There are several different regulatory regimes operating within the different European countries. Regulatory requirements for medical devices range from no regulations in some countries to rigorous regulations approaching the requirements of the FDA's regulations for Class III medical devices. Several countries require that device safety be demonstrated prior to approval for commercialization. The regulatory environment in certain European countries is expected to undergo major changes as a result of the creation of medical device directives by the European Union.

     In order to sell its products within the European Economic Area following June 14, 1998, companies are required to achieve compliance with the requirements of the Medical Devices Directive (the "MDD") and affix a "CE" marking on their products to attest such compliance. To achieve this, the Company's products must meet the Essential Requirements as defined under the MDD relating to safety and performance of its products and the Company must successfully undergo verification of its regulatory compliance ("conformity assessment") by a Notified Body selected by the Company. The nature of such assessment will depend on the regulatory class of the Company's products. The Company also will have to comply with additional national requirements that are beyond the scope of the MDD. Failure to comply with MDD requirements could have a material adverse effect upon the Company's business, financial condition, cash flows and results of operations.

     Regulations regarding the manufacture and sale of the Company's products are subject to change. The Company cannot predict what impact, if any, such changes might have on its business, financial condition, cash flows or results of operations.

REIMBURSEMENT

     Suppliers of health care products and services are greatly affected by Medicare, Medicaid and other government insurance programs, as well as by private insurance reimbursement programs. Third party payors (Medicare, Medicaid, private health insurance, health administration authorities in foreign countries and other organizations) may affect the pricing or relative attractiveness of the Company's products by regulating the maximum amount of reimbursement provided for by such payors to the physicians and clinics utilizing the ALEXA 1000 System or the proposed Biofield screening device or any other proposed products developed by the Company, or by taking the position that such reimbursement is not available at all.

     The Company believes that the availability and level of third party reimbursement may impact the decisions of physicians, clinics and hospitals to purchase and use the Company's products and thereby affect the pricing of the Company's products. In the United States, many patients are reimbursed for mammograms in amounts which vary considerably from state to state. The Company's strategy to obtain approval of payments to physicians using its products includes (i) enlisting the assistance of its opinion leaders in making presentations to health care administrators to inform them of the benefits of the additional data provided by the Biofield diagnostic and screening procedures, and of the potential pharmacoeconomic benefits resulting from the use of the products, and (ii) working with professional organizations to foster awareness and support for its products.

     Several states and the federal government are investigating a variety of alternatives to reform the health care delivery system and reduce and control health care spending. These reform efforts include proposals to limit spending on health care items and services, limit coverage for new technology and limit or control directly the price health care providers and drug and device manufacturers may charge for their services and products. The scope and timing of such reforms cannot be predicted, but if adopted and implemented, such reforms could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

COMPETITION

     The health care industry in general, and the market for cancer detection devices and tests in particular, is highly competitive. The Company's products will compete with a variety of professionally accepted and recognized diagnostic modalities. Competition is based on product characteristics, price, warranty terms and service. The medical field is highly competitive and most established companies in the cancer screening and diagnostic field are substantially larger and have greater financial resources than the Company.

     In some cases imaging equipment such as PET scanners, conventional x-rays, CAT scanners, nuclear medicine systems, ultrasound and high frequency ultrasound systems, Magnetic Resonance Imaging ("MRI") systems, stereotactic needle biopsy devices and thermography, diaphonography and transilluminational devices may be used instead of the Biofield products. Furthermore, the use of mammography is widely established and clinically accepted and the Company's ability to sell the ALEXA 1000 System to medical facilities will, in part, be dependent on the ability to demonstrate the clinical utility of the ALEXA 1000 System as an adjunct to mammography and physical examination and its advantages over other available diagnostic tests. Other equipment systems may be less expensive to purchase, install and maintain and involve lower patient charges for their use than the ALEXA 1000 System.

LICENSES AND OTHER AGREEMENTS

     The Company has a non-exclusive license from Biochron Corporation, a non-affiliated corporation, under a U.S. patent entitled "Device and Method of Detecting the Potential Level of the Electromagnetic Field of a Living Organism." The license agreement provides for a 1% royalty on gross sales of any covered devices until the patent expires in May 1999. In January 1995, Biochron Corporation alleged that the Company was in breach of the agreement, citing alleged failures to report and mark products as required by the agreement. The Company has denied the existence of any breach and believes that the allegations of Biochron Corporation were, in any event, not material and cured by subsequent actions taken by the Company. The Company is party to a royalty agreement with Teiresias, Inc. and its founder, who was formerly a consultant to the Company. Pursuant to the agreement, Teiresias, Inc. provided services to the Company for approximately five years in connection with the original design and fabrication of prototype devices. This agreement obligates the Company to pay royalties to Teiresias, Inc. on net sales, if any, of depolarized, pre-gelled electrodes, subject to an aggregate limit of $2,500,000. In addition, the Company has agreed to certain royalty arrangements with Mark L. Faupel, Ph.D., its Vice President, Research and Development, David
M. Long, Jr., M.D., Ph.D. and Abel Laboratories, Inc. See Notes 4, 7 and 9 of Notes to Financial Statements.

EMPLOYEES

     As of December 31, 1996, the Company had 41 employees, 27 of whom devote the majority of their time to scientific and product research and development. The Company intends to recruit additional employees, the majority of whom will be involved in research and product development. The Company believes that its employee relations are good. None of the Company's employees are covered by a collective bargaining agreement.

RECENT DEVELOPMENTS

     Harvey Horowitz, Vice President, General Counsel and a Director of Donnkenny, Inc., was elected a Director of the Company on March 12, 1997, following the resignation earlier in March 1997 of W. Clarke Wescoe, M.D., a Director of the Company since August 1992.

     On March 17, 1997, Kenneth W. Anstey resigned as President and Chief Executive Officer and Director of the Company. D. Carl Long, the Company's Vice Chairman and former President and Chief Executive Officer, was appointed acting President and Chief Executive Officer of the Company. The terms of Mr. Long's employment agreement have not been finalized to date.

ITEM 2.  PROPERTIES

     The Company's principal offices are located at 1225 Northmeadow Parkway, Suite 120, Roswell, Georgia. Such offices are leased by the Company under a five year lease commencing March 15, 1994 for approximately 12,000 square feet of office space. Annual rent payments under the lease currently are approximately $120,000, subject to certain annual escalations in each year thereafter.

ITEM 3.  LEGAL PROCEEDINGS

     The Company has no material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock, par value $.001 per share (the "Common Stock"), commenced trading on the Nasdaq National Market tier of The Nasdaq Stock Market on March 19, 1996 under the symbol BZET.

     The following table sets forth, for the periods indicated, the high and low daily selling prices for the Company's Common Stock based on transaction data as reported by the Nasdaq National Market:

                        Year ended December 31, 1996                     High             Low
                        ----------------------------                     ----             ---
                        First Quarter
                         (commencing March 19, 1996)  . . . . . . .      $ 11.125        $  9.9375

                        Second Quarter  . . . . . . . . . . . . . .      $ 18.500        $ 10.0000
                        Third Quarter   . . . . . . . . . . . . . .      $ 15.625        $  7.2500
                        Fourth Quarter  . . . . . . . . . . . . . .      $ 16.250        $  7.3750

     On March 12, 1997, the last reported closing sale price for the Company's Common Stock, as reported by the Nasdaq National Market, was $6.375 per share.

     As of March 12, 1997, there were approximately 187 holders of record of the Common Stock. This number excludes individual stockholders holding stock under nominee security position listings.

     The Company has not declared or paid any dividends since its inception, and does not intend to pay any cash dividends in the foreseeable future. The Company currently anticipates that it will retain all its earnings for use in the operation and expansion of its business and, therefore, does not anticipate that it will pay any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following information has been summarized from the financial statements included elsewhere herein and should be read in conjunction with such financial statements, related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                           Nine-Month
                                                                          Period Ended
                                             Years Ended December 31,     December 31,     Years Ended March 31,
                                             ------------------------     ------------     ---------------------
                                               1996            1995          1994 (1)        1994         1993
                                             --------        --------     ------------     --------     --------
                                                                (In thousands, except per share data)
                                                                -------------------------------------
STATEMENT OF OPERATIONS DATA:
  Operating expenses:
    Research and development . . . . . .     $   7,732       $   6,188      $   3,833         $    5,088    $   2,081
    Selling, general and administrative          3,135           2,920          1,230              1,885        1,082
                                             ---------       ---------      ---------         ----------    ---------
       Total operating expenses  . . . .        10,867           9,108          5,063              6,973        3,163
                                             ---------       ---------      ---------         ----------    ---------
    Interest income  . . . . . . . . . .           840             379            105                 90           65
    Interest expense . . . . . . . . . .            (9)            (11)            (1)               (17)          (2)
                                             ---------       ---------      ---------         ----------    ---------
  Net loss   . . . . . . . . . . . . . .     $ (10,036)      $  (8,740)     $  (4,959)        $   (6,900)   $  (3,100)
                                             =========       =========      =========         ==========    =========
  Net loss per common and common
    equivalent share:
    Primary  . . . . . . . . . . . . . .     $   (1.87)
                                             =========
    Fully-diluted  . . . . . . . . . . .     $   (1.66)
                                             =========
  Weighted average number of common
    and common equivalent shares
    outstanding:
    Primary  . . . . . . . . . . . . . .        5,370
                                             ========
    Fully-diluted  . . . . . . . . . . .        6,044
                                             ========


                                                         December 31,                          March 31,
                                             -----------------------------------         ---------------------
                                               1996         1995          1994             1994         1993
                                             --------     --------      --------         --------     --------
                                                                     (In thousands)
                                                                     --------------
BALANCE SHEET DATA:
  Cash, cash equivalents and
    short-term investments . . . . . . .     $  13,939   $   6,271     $   1,966        $   5,700     $  1,364
  Working capital  . . . . . . . . . . .        12,869       4,667         1,250            5,109        1,154
  Total assets . . . . . . . . . . . . .        15,486       7,776         3,394            6,455        1,881
  Long-term liabilities  . . . . . . . .            --          --            --               --           --
  Capital lease obligations less current
    portion  . . . . . . . . . . . . . .             4          34            16               --           --
  Accumulated deficit  . . . . . . . . .       (35,369)    (25,333)      (16,593)         (11,634)      (4,734)
  Total stockholders'  equity  . . . . .        14,092       6,053         2,617            5,613        1,517




(1) Effective December 31, 1994, the Company changed its fiscal year end from March 31 to December 31. Accordingly, the statement of operations data is presented for the transition period from April 1, 1994 to December 31, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Company's Financial Statements, and Notes thereto appearing elsewhere in this document.

OVERVIEW

     Since its inception (October 16, 1987), Biofield has engaged in research and development associated with its cancer detection technology. As a development stage company, the Company has incurred net losses since inception through December 31, 1996 of approximately $35.4 million. The Company expects operating losses to increase for at least the next several years as total costs and expenses increase due principally to increased marketing and manufacturing expenses associated with the anticipated commercialization of the ALEXA 1000 System, development of, and clinical trials for, the proposed Biofield screening system and other research and development activities.

     To date, the Company has not marketed, or generated revenues from the commercialization of, any products. The Company's results may vary significantly from period to period depending on several factors, such as the timing of certain expenses and the progress of the Company's research and development and commercialization programs, all of which may be affected by the availability of funds.

RESULTS OF OPERATIONS

COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 1996 AND 1995.

     Research and development. Research and development expenses were $7,732,249 during 1996, representing an increase of $1,543,994 from $6,188,255 during 1995. This increase was primarily attributable to a $644,508 increase in compensation and recruiting and relocation expenses due to an increase in research and development personnel from an average of 18 full-time equivalent employees in 1995 to an average of 26 full-time equivalent employees in 1996, a $733,528 increase in consulting expenses related to third-party reimbursement issues and preclinical research and a $219,517 increase due to clinical development activities.

     Selling, general and administrative. Selling, general and administrative expenses were $3,135,219 during 1996, representing an increase of $215,444 from $2,919,775 during 1995. This increase was primarily attributable to a $884,392 increase in compensation and recruiting and relocation expenses due to the hiring of a new President and Chief Executive Officer in December 1995, a new Vice President of Marketing and Sales in June 1996 and a new Director of Marketing and Sales in August 1996, and increases in expenses incurred in connection with marketing activities, investor relations and additional premiums for directors and officers liability insurance. The increase in selling, general and administrative expenses during 1996, as discussed above, was partially offset by a charge in 1995 of approximately $230,000 for severance benefits pursuant to an agreement between the Company and its former President and a charge in 1995 of approximately $777,000 for a contractual settlement between the Company and its Vice Chairman and former Chief Executive Officer.

     Interest income. The Company's interest income was $840,104 during 1996, representing an increase of $461,108 from $378,996 during 1995. This increase was primarily due to higher average invested cash, cash equivalent and short-term investment balances compared to those of the previous period.

COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 1995 AND NINE MONTHS ENDED DECEMBER 31, 1994.

     The Company changed its fiscal year end from March 31 to December 31 effective December 31, 1994.

     Research and development. Research and development expenses during the twelve months ended December 31, 1995 were $6,188,255, representing an increase of $2,355,514 from $3,832,741 during the nine months ended December 31, 1994. On an annualized basis, the Company's research and development expenses increased approximately $1,077,934 during the year ended December 31, 1995 from $5,110,321 during the annualized nine months ended December 31, 1994. This annualized increase was primarily due to increases in clinical development activities related to the U.S. Multi-center Study and European Multi-center Study. Clinical development costs include payments to clinical investigators, contract research organization costs, patient recruitment fees and travel expenses.

     Selling, general and administrative. Selling, general and administrative expenses during the twelve months ended December 31, 1995 were $2,919,775, representing an increase of $1,688,965 from $1,230,810 during the nine months ended December 31,

1994. On an annualized basis, the Company's selling, general and administrative expenses increased approximately $1,278,695 during the year ended December 31, 1995 from $1,641,080 during the annualized nine months ended December 31, 1994. This annualized increase was primarily due to the charge of approximately $230,000 for severance benefits pursuant to an agreement between the Company and its former President and a charge of approximately $777,000 for a contractual settlement between the Company and its Vice Chairman and former Chief Executive Officer.

     Interest income.   Interest income during the twelve months ended December
31, 1995 was $378,996, representing an increase of $273,670 from $105,326 during the nine months ended December 31, 1994. On an annualized basis, the Company's interest income increased approximately $238,561 during the year ended December 31, 1995 from $140,435 during the annualized nine months ended December 31, 1994. This annualized increase was primarily due to higher average invested cash balances compared to those of the previous period and, to a lesser extent, to higher interest rates on invested funds.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception primarily by the issuance of equity securities with aggregate net proceeds of approximately $46,877,000 and interest income of approximately $1,480,000 from investments. The Company received net proceeds of approximately $4.3 million from the private placement offering of Common Stock and approximately $9.4 million in net proceeds from a private placement offering of Series A Convertible Preferred Stock, $.001 par value per share, during fiscal years ended March 31, 1993 and 1994, respectively. In September 1994, the Company received net proceeds of approximately $1.9 million from a private placement offering of Series B Convertible Preferred Stock, $.001 par value per share. During the year ended December 31, 1995, the Company received net proceeds of approximately $12.0 million from a private placement offering of securities units including Series C Convertible Preferred Stock, $.001 par value per share. In March 1996, the Company received net proceeds of approximately $18.0 million from the sale of 1,819,000 shares of the Company's Common Stock in its initial public offering.

     As of December 31, 1996, the Company had total cash, cash equivalents and short-term investments of $13,939,379, of which $13,434,850 was invested in investment grade corporate obligations, money market funds, shares of liquid (auction- market) preferred stock and bonds, and certificates of deposit. As of December 31, 1996, the Company had working capital of $12,868,842 compared to $4,666,686 at December 31, 1995. The increase in working capital was the result of approximately $18.0 million in net proceeds from the Company's initial public offering offset by approximately $10.3 million of cash used primarily to finance the Company's operations and capital requirements. The Company does not expect to generate a positive internal cash flow for at least several years due to the expected increase in spending for research and development and the expected costs of commercializing the ALEXA 1000 System.

     From the Company's inception through December 31, 1996, the Company purchased approximately $2.1 million of property and equipment.

     The Company had no outstanding bank loans as of December 31, 1996.   In
July 1996, the Company obtained a commitment from an unrelated third party to finance up to $2.0 million of capital equipment pursuant to sale-leaseback agreement. The Company has not utilized such lease financing commitment to date. See Note 7 of Notes to Financial Statements.

     The Company has employment contracts with certain of its executives through 1998. The annual base compensation for these executives ranges from approximately $150,000 to $275,000 per year and provides for five percent annual cost of living adjustments. Aggregate minimum payments of annual base compensation under these contracts are $651,000 and $419,000 during 1997 and 1998, respectively. The Company's other fixed commitments, including fees for current consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained. See Note 7 of Notes to Financial Statements. The Company will require substantial additional funds for its research and development programs, preclinical and clinical testing, operating expenses, regulatory processes, and manufacturing and marketing programs. The Company's future capital requirements will depend on many factors, including the following: the progress of its research and development projects; the progress of preclinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in the Company's existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that the Company may establish; and the development of commercialization activities and arrangements. The Company believes that its available cash, cash equivalents and investment securities and investment income should be sufficient to fund the Company's operations until the end of calendar year 1997. The Company does not expect to generate a positive internal cash flow for at least several years due to expected increases in capital expenditures, working capital and ongoing losses, including the expected cost of commercializing the ALEXA 1000 System. The Company may need to arrange additional equity or debt financing for the future operation of its business. There can be no assurance that such financing can be obtained or, if it is obtained, that the terms thereof will be acceptable. The Company plans to continue its policy of investing excess funds in short-term, investment grade corporate obligations, money market funds, shares of liquid (auction-market) preferred stock and bonds, and certificates of deposit. See "Cautionary Statements Regarding Forward-Looking Statements--Uncertainties as to Future Profitability."


     At December 31, 1996, the Company has tax net operating loss carryforwards of approximately $32.0 million which expire in years 2002 through 2010. The utilization of the federal net operating loss carryforwards of approximately $15.0 million, included in the above amount, will be subject to an annual limitation of approximately $1.1 million per year due to ownership changes in 1992 and 1995 pursuant to the stock ownership change provision of the Tax Reform Act of 1986. Future changes in ownership may result in additional limitations.

     Recently Issued Accounting Standards may affect the Company's Financial Statements in the future. See Note 2 of Notes to Financial Statements.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

     Statements in this Annual Report on Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in the Company's press releases or oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Factors that might cause such a difference include, without limitation, the information set forth below. In addition to statements which explicitly describe such risks and uncertainties, statements labeled with the terms "believes", "belief", "expects", "plans" or "anticipates" should be considered uncertain and forward-looking. All cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report.

     Uncertainty of Pre-market Approval for the ALEXA 1000 System. On December 30, 1996, the Company submitted its PMA to the FDA for the ALEXA 1000 System. On February 27, 1997, the FDA informed the Company that its PMA had not been accepted for filing at this time and requested that the Company address deficiencies in the PMA for further consideration of such PMA. Specifically, the FDA has not accepted the findings from the Company's U.S. Multi-center Study as submitted due to the FDA's issues concerning the study design and, in particular, the development and selection of the algorithms used on the supporting data set. The FDA advised the Company that it must select a final algorithm and then test it with an independent data set. Further, the FDA stated that a clinical trial design that supports the indications for use of the ALEXA 1000 System should include the impact on patient management.

     The Company's PMA for the ALEXA 1000 System is based principally upon the results of its U.S. Multi-center Study, which results have not been accepted by the FDA based upon its initial review of the Company's PMA. Accordingly, it may be necessary for the Company to submit additional data to the FDA, which data may be based upon completed clinical studies and/or additional clinical trials. If the Company is required to submit additional data to the FDA or conduct additional clinical trials, there may be significant delays in the approval process for the ALEXA 1000 System. Conducting additional clinical trials could also require the expenditure of substantial additional funds, for which additional financing may be required. Furthermore, there can be no assurance that results obtained in any other studies that may be conducted by the Company will be consistent with the results obtained in the U.S. Multi-center Study or that any such results will be accepted by the FDA. There can be no assurance that the FDA or other regulatory approvals for the ALEXA 1000 System will be granted on a timely basis, or at all. Failure to obtain FDA approval to market the ALEXA 1000 System would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

     Limited Operating History; Continuing Operating Losses. The Company has a limited history of operations. Since its inception in October 1987, the Company has engaged principally in the development of the ALEXA 1000 System, which has not been approved for sale in the United States. Consequently, the Company has little experience in manufacturing, marketing and selling its products. The Company currently has no source of operating revenue and has incurred net operating losses since its inception. At December 31, 1996, the Company had an accumulated deficit of $35,368,880. Such losses have resulted principally from costs incurred in research and development and clinical trials and from general and administrative costs associated with the Company's operations. The Company expects operating losses to increase for at least the next several years due principally to the anticipated expenses associated with the proposed commercialization of the ALEXA 1000 System, development of, and clinical trials for, the proposed Biofield screening system and other research and development activities.

     Uncertainties as to Future Profitability. The Company's ability to achieve profitability will depend in part on its ability to obtain regulatory approvals for the ALEXA 1000 System and any other proposed products, and to develop the capacity to manufacture and market any approved products either by itself or in collaboration with others. There can be no assurance if or when the Company will receive required regulatory approvals for the development and commercial manufacturing and marketing of the ALEXA 1000 System or any other proposed products, or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability are highly uncertain.

     Early Stage of Product Development. The Company's proposed products, other than the ALEXA 1000 System, are at an early stage of development and the ALEXA 1000 System must be approved by the FDA before it can be commercially marketed in the United States. There can be no assurance that any of the Company's proposed products will be found to be safe and effective, meet applicable regulatory standards or receive necessary regulatory clearance, or if safe and effective, can be developed into commercial products, manufactured on a large scale or be economical to market. Nor can there be any assurance that the Company's proposed products will achieve or sustain market acceptance. In the event necessary regulatory approvals are obtained for the ALEXA 1000 System, there can be no assurance that the Company will be successful in establishing commercial operations, including gaining market acceptance of the ALEXA 1000 System and implementing commercial-scale manufacturing and sales and marketing programs. There is, therefore, substantial risk that the Company's product development and commercialization efforts will not prove to be successful.

     Dependence on a Single Product. Although the Company is in the process of developing additional products based on its core technology, including an enhancement of the ALEXA 1000 System for use on asymptomatic women, none of such applications is expected to result in a commercial product for at least several years, if at all. Consequently, pending its approval for commercial distribution in the United States, the ALEXA 1000 System would account for substantially all of the Company's revenues for the foreseeable future. Failure to gain regulatory approvals or market acceptance for the ALEXA 1000 System would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

     Dependence on Market Acceptance. There can be no assurance that physicians or the medical community in general will accept and utilize the ALEXA 1000 System or any other products developed by the Company. The extent that, and rate at which, the ALEXA 1000 System achieves market acceptance and penetration will depend on many variables including, but not limited to, the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of the ALEXA 1000 System, the advantages of the ALEXA 1000 System over existing technology and cancer detection methods (including x-ray mammography, ultrasound or high frequency ultrasound, MRI, stereotactic needle biopsy and thermography, diaphonography and transillumational devices), third-party reimbursement practices and the Company's manufacturing, quality control, marketing and sales efforts. There can be no assurance that the medical community and third-party payors will accept the Company's unique technology. Similar risks will confront the proposed Biofield screening system and any other products developed by the Company in the future. Failure of the Company's products to gain market acceptance would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

     Limited Marketing and Sales Experience. The Company has limited internal marketing and sales resources and personnel. In order to market the ALEXA 1000 System or any other products it may develop, the Company will have to develop a marketing and sales force with technical expertise and distribution capabilities. There can be no assurance that the Company will be able to establish sales and distribution capabilities or that the Company will be successful in gaining market acceptance for any products it may develop. There can be no assurance that the Company will be able to recruit and retain skilled sales, marketing, service or support personnel, that agreements with distributors will be available on terms commercially reasonable to the Company, or at all, or that the Company's marketing and sales efforts will be successful. Failure to successfully establish a marketing and sales organization, whether directly or through third parties, would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. The Company intends to pursue one or more distribution arrangements in the United States, Europe and Asia with strategic marketing partners who have established marketing capabilities. There can be no assurance that the Company, either on its own or through arrangements with others, will be able to enter into such arrangements on acceptable terms, if at all. To the extent that the Company arranges with third parties to market its products, the success of such products may depend on the efforts of such third parties. There can be no assurance that any of the Company's proposed marketing schedules or plans can or will be met.

     Limited Manufacturing History. The Company does not have any manufacturing or production facilities or experience in manufacturing or contracting for the manufacturing of its proposed products in the volumes that will be necessary for the Company to achieve significant commercial sales in the event it obtains regulatory approval to market its products. While the Company does not currently manufacture any of its products, it may do so in the future. The Company has no experience in the manufacture of medical products for clinical trials or commercial purposes. Should the Company manufacture its products, the Company's manufacturing facilities would be subject to the full range of current GMP regulations and similar risks of delay or difficulty in manufacturing and the Company would require substantial additional capital to establish such manufacturing facilities. In addition, there can be no assurance that the Company would be able to manufacture any such products successfully or cost-effectively.

     Dependence on Third Parties. The Company has used certain third parties to manufacture and deliver the components of the ALEXA 1000 System and the proposed Biofield screening system used in clinical studies, and intends to continue to use third parties to manufacture and deliver such products and any other products which the Company may seek to develop. Such third parties must adhere to the GMP regulations enforced by the FDA through its facilities inspection program and such third-parties' facilities must pass a plant inspection before the FDA will grant pre-market approval of the Company's products. There can be no assurance that the third-party manufacturers on which the Company depends for the manufacture of the ALEXA 1000 System will be in compliance with the GMP regulations at the time of the pre-approval inspection or will maintain such compliance. Such failure could significantly delay FDA approval of the PMA application for the ALEXA 1000 System, and such delay would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

     The qualification of additional or replacement suppliers for certain components of the ALEXA 1000 System or services is a lengthy process. For certain services and components the Company currently relies on single suppliers. If the Company encounters delays or difficulties with its third-party suppliers in producing, packaging or distributing components of the ALEXA 1000 System, market introduction and subsequent sales would be adversely affected. The Company also may have to rely on alternative sources of supply. In such case, there can be no assurance that the Company will be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. If the Company is unable to obtain or retain qualified third-party manufacturers on commercially acceptable terms, it may not be able to commercialize its products as planned. The Company's dependence upon third parties for the manufacture of its products may adversely affect the Company's profit margins and its ability to develop and deliver its products on a timely and competitive basis.

     Competition. The medical device industry generally, and the cancer diagnostic and screening segments in particular, are characterized by rapidly evolving technology and intense competition. Other companies in the medical device industry are marketing products that compete with the ALEXA 1000 System and may be developing, or could in the future attempt to develop, additional products that are competitive with the ALEXA 1000 System. Many of the Company's competitors have substantially greater capital resources and name recognition than the Company. Many of these companies also have substantially greater expertise than the Company in research and development, manufacturing and marketing and obtaining regulatory approvals. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more effective than those developed or marketed by the Company or that would render the Company's technology and products obsolete or noncompetitive. Additionally, there can be no assurance that the Company will be able to compete against such competitors and potential competitors in terms of manufacturing, marketing and sales. Although the Company believes that its products may offer certain technological advantages over its competitors currently-marketed products, earlier entrants in the market for a diagnostic application often obtain and maintain significant market share relative to later entrants. Physicians using imaging equipment such as x-ray mammography equipment, ultrasound or high frequency ultrasound systems, MRI systems, stereotactic needle biopsy and thermography, diaphonography and transilluminational devices may not use the ALEXA 1000 System or any other products that the Company may develop. Currently, mammography is employed widely and the Company's ability to sell the ALEXA 1000 System to medical facilities will, in part, be dependent on the Company's ability to demonstrate the clinical utility of the ALEXA 1000 System as an adjunct to mammography and physical examination and its advantages over other available diagnostic tests.

     Risk of Technological Obsolescence. Methods for the detection of cancer are subject to rapid technological innovation and there can be no assurance that technological changes will not render the Company's proposed products obsolete. There can be no assurance that the development of new types of diagnostic medical equipment or technology will not have a material adverse effect on the marketability of the ALEXA 1000 System or any other products developed by the Company. Commercial availability of such products could render the Company's products obsolete, which would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

     Potential Reliance on International Sales. The Company intends to commence commercial sales of the ALEXA 1000 System in Europe prior to commencing commercial sales in the United States, where sales cannot occur unless and until the Company receives pre-market approval from the FDA. Thus, until the Company receives approval from the FDA to market the ALEXA 1000 System, as to which there can be no assurance, the Company's revenues, if any, will be derived from sales to international distributors. A significant portion of the Company's revenues, therefore, may be subject to the risks associated with international sales, including economic or political instability, shipping delays, fluctuations in foreign currency exchange rates, foreign regulatory requirements and various trade restrictions, all of which could have a significant impact on the Company's ability to deliver products on a competitive and timely basis. Future imposition of, or significant increases in the level of, customs duties, export quotas or other trade restrictions could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. The regulation of medical devices, particularly in Europe, continues to develop and there can be no assurance that new laws or regulations will not have an adverse effect on the Company.

     Government Regulation; No Assurance of Regulatory Approvals. The manufacture and sale of medical devices, including the ALEXA 1000 System, the proposed Biofield screening system, and any other products that may be developed by the Company are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA and corresponding state agencies, and in other countries. In the United States, the Company's products are regulated as medical devices and are subject to the FDA's pre-market clearance or approval requirements. Securing FDA clearances and approvals may require the submission of extensive clinical data and supporting information to the FDA. The results of the Company's U.S. Multi-center
Study have not been accepted by the FDA based upon its initial review of the Company's PMA. Accordingly, it may be necessary for the Company to submit additional data to the FDA, which data may be based upon completed clinical studies and/or additional clinical trials. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain and frequently requires from one to several years from the date of the FDA submission, if pre-market approval is obtained at all. Although the FDA has granted Expedited Review status to the ALEXA 1000, there can be no assurance that such status will result in timely approval of the ALEXA 1000 System, if at all. Failure to obtain FDA approval to market the ALEXA 1000 System would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

     Sales of medical devices outside of the United States are subject to international regulatory requirements that vary from country to country. The time required to obtain approval for sale internationally may be longer or shorter than that required for FDA approval and the requirements may differ. In addition, in order to sell its products within the European Economic Area following June 14, 1988, companies are required to achieve compliance with the requirements of the MDD and affix a "CE" marking on their products to attest such compliance. The Company has not obtained such certifications, and there can be no assurance that it will be able to do so in a timely manner, or at all.

     In addition, unapproved products subject to the PMA requirements must receive prior FDA export approval in order to be marketed outside of the United States unless they are approved for use by any member country of the European Union or certain other countries, including Australia, Canada, Israel, Japan, New Zealand, Switzerland and South Africa, in which case they can be exported to any country provided that certain limited notification requirements are met. There can be no assurance that the Company will meet the FDA's export requirements or receive FDA export approval when such approval is necessary, or that countries to which the devices are to be exported will approve the devices for import. Failure of the Company to meet the FDA's export requirements or obtain FDA export approval when required to do so, or to obtain approval for import, could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

     Regulatory approvals, if granted, may include significant limitations on the indicated uses for which the product may be marketed. In addition, to obtain such approvals, the FDA and certain foreign regulatory authorities may impose numerous other requirements with which medical device manufacturers must comply. FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. Product approvals could be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. The third-party manufacturers upon which the Company depends to manufacture its products are required to adhere to applicable FDA regulations regarding GMPs and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP regulations and other applicable regulatory requirements will be monitored by periodic inspection by the FDA and by comparable agencies in other countries. Failure to comply with applicable regulatory requirements, including marketing or promoting products for unapproved use, could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance or approval for devices, withdrawal of approvals and criminal prosecution. Changes in existing regulations or adoption of new governmental regulations or policies could prevent or delay regulatory approval of the Company's products. Certain material changes to medical devices also are subject to FDA review and clearance or approval.

     There can be no assurance that the Company will be able to obtain, on a timely basis, or at all, FDA approval of its PMA for the ALEXA 1000 System or regulatory approvals or clearances for other products that the Company may develop and delays in receipt of or failure to obtain such approvals or clearances, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

     Limitation on Third-Party Reimbursement. In the United States, suppliers of health care products and services are greatly affected by Medicare, Medicaid and other government insurance programs, as well as by private insurance reimbursement programs. Third-party payors (Medicare, Medicaid, private health insurance companies and other organizations) may affect the pricing or relative attractiveness of the Company's products by regulating the level of reimbursement provided by such payors to the physicians and clinics utilizing the ALEXA 1000 System or any other products that the Company may develop or by refusing reimbursement. If examinations utilizing the Company's products were not reimbursed under these programs, the Company's ability to sell its products may be materially adversely affected. There can be no assurance that third-party payors will provide reimbursement for use of the ALEXA 1000 System or any other products that the Company may develop.

     In international markets, reimbursement by private third-party medical insurance providers, including governmental insurers and independent providers, varies from country to country. In addition, such third-party medical insurance providers may require additional information or clinical data prior to providing reimbursement for a product. In certain countries, the Company's ability to achieve significant market penetration may depend upon the availability of third-party and governmental reimbursement. Revenues and profitability of medical device companies may be affected by the continuing efforts of governmental and third-party payors to contain or reduce the costs of health care through various means.

     Uncertainties Regarding Health Care Reform. Several states and the U.S. government are investigating a variety of alternatives to reform the health care delivery system and further reduce and control health care spending. These reform efforts include proposals to limit spending on health care items and services, limit coverage for new technology and limit or control the price health care providers and drug and device manufacturers may charge for their services and products, respectively. If adopted and implemented, such reforms could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

     Uncertain Ability to Protect Patents and Proprietary Technology and Information. The Company's ability to compete effectively in the medical products industry will depend on its success in protecting its proprietary technology, both in the United States and abroad. The patent positions of medical products companies generally involve complex legal and factual questions. The Company's proprietary products and technology are covered by eight U.S. patents owned by the Company, and additional applications pending with the PTO. The Company has filed, and intends to continue to file, patent applications in certain foreign jurisdictions covering the patent claims that are the subject of U.S. patents and patent applications. There can be no assurance that the PTO or foreign jurisdictions will grant the Company's pending patent applications or that the Company will obtain any patents or other protection for which it has applied. There can be no assurance that patents issued to or licensed by or to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide any competitive advantage. The Company could incur substantial costs in defending any patent infringement suits or in asserting any patent rights, including those granted by third parties.

     Although the Company has entered into confidentiality and invention agreements with its employees and consultants, there can be no assurance that such agreements will be honored or that the Company will be able to protect its rights to its unpatented trade secrets and know-how effectively. Moreover, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets and know-how. In addition, the Company may be required to obtain licenses to patents or other proprietary rights from third parties. There can be no assurance that any licenses required under any patents or proprietary rights would be made available on acceptable terms, if at all. If the Company does not obtain required licenses, it could encounter delays in product development or find that the development, manufacture or sale of products requiring such licenses could be foreclosed. Additionally, the Company may, from time to time, support and collaborate in research conducted by universities and governmental research organizations. There can be no assurance that the Company will have or be able to acquire exclusive rights to the inventions or technical information derived from such collaborations or that disputes will not arise with respect to rights in derivative or related research programs conducted by the Company or such collaborators.

     Uncertain Ability to Meet Capital Needs. The Company may require substantial additional funds for its research and development programs, preclinical and clinical testing, operating expenses, regulatory processes and manufacturing and marketing programs. The Company's future capital requirements will depend on many factors, including the following: the progress of its research and development projects; the progress of preclinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in the Company's existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that the Company may establish; and the development of commercialization activities and arrangements. Moreover, the Company's fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained. See Note 7 of Notes to Financial Statements. The Company does not expect to generate a positive internal cash flow for at least several years due to expected increases in capital expenditures, working capital needs and ongoing losses, including the expected cost of commercializing the ALEXA 1000 System. However, the Company's cash requirements may vary materially from those now planned due to the progress of research and development programs, results of clinical testing, relationships with strategic partners, if any, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the FDA and foreign regulatory processes and other factors.

     The Company may need additional capital to fund its future operations through public or private financings or collaborative licensing or other arrangements with corporate partners. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available when needed, or if available, will be available on acceptable terms. Insufficient funds may prevent the Company from implementing its business strategy or may require the Company to delay, scale back or eliminate certain of its research and product development programs or to license to third parties rights to commercialize products or technologies that the Company would otherwise seek to develop itself.

     Dependence on Qualified Personnel. Due to the specialized scientific nature of the Company's business, the Company is highly dependent upon its ability to attract and retain qualified scientific, technical and managerial personnel. The loss of the services of existing personnel as well as the failure to recruit key scientific, technical and managerial personnel in a timely manner would be detrimental to the Company's research and development programs and to its business. The Company's anticipated growth and expansion into areas and activities requiring additional expertise, such as marketing, will require the addition of new management personnel. Competition for qualified personnel is intense and there can be no assurance that the Company will be able to continue to attract and retain qualified personnel necessary for the development of its business.

     Potential Product Liability. The Company's business exposes it to potential product liability risks which are inherent in the testing, manufacturing and marketing of cancer detection products. Significant litigation, not involving the Company, has occurred in the past based on allegations of false negative diagnoses of cancer. While the ALEXA 1000 System does not purport to diagnose any patient, there can be no assurance that the Company will not be subjected to future claims and potential liability. While the Company maintains insurance against product liability and defense costs, there can be no assurance that claims against the Company arising with respect to its products will be successfully defended or that the insurance carried by the Company will be sufficient to cover liabilities arising from such claims. A successful claim against the Company in excess of the Company's insurance coverage could have a material adverse effect on the Company. Furthermore, there can be no assurance that the Company will be able to continue to obtain or maintain product liability insurance on acceptable terms.

     Potential Environmental Liability. A portion of the Company's manufacturing processes involves the controlled use of potentially hazardous materials. The Company may in the future become subject to stringent federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of such materials. There can be no assurance that the Company will not incur significant future costs to comply with environmental laws, rules, regulations and policies, or that the business, financial position, cash flows or results of operations of the Company will not be materially and adversely affected by current or future environmental laws, rules, regulations and policies or by any releases or discharges of hazardous materials.

     Availability of Preferred Stock for Issuance. In addition to its authorized shares of Common Stock, the Company's Fourth Amended and Restated Certificate of Incorporation, as amended, authorizes the issuance of up to 2,000,000 shares of preferred stock. The Board of Directors of the Company may at any time determine to issue shares of preferred stock with the rights and preferences to be set by the Board of Directors in its sole discretion. The rights and preferences of any such preferred stock may be superior to those of the Common Stock and thus may adversely affect the rights of the holders of Common Stock.

     Possible Volatility of Stock Price. The trading price of the Company's Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results, announcements of regulatory developments and collaborative arrangements or new products by the Company or its competitors, changes in earning estimates by analysts, general conditions in the medical device industry, and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similiar or related to that of the Company and that have been unrelated to the operating performance of these companies. These market flunctuations may adversely affect the market price of the Company's Common Stock.

     Possible Anti-Takeover Effects of Delaware Law. The Company is subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person becomes an interested stockholder, unless the business combination is approved in a prescribed manner or unless the interested stockholder acquires at least 85% of the corporation s voting stock (excluding shares held by certain designated stockholders) in the transaction in which it becomes an interested stockholder. A "business combination" includes mergers, asset sales and other transactions resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an "interested stockholder" is a person who, together with affiliates and associates, owns, or within the previous three years did own, 15% or more of the corporation's voting stock. This provision of the Delaware law could delay and make more difficult a business combination even if the business combination would be beneficial, in the short term, to the interests of the Company's stockholders and also could limit the price certain investors might be willing to pay in the future for shares of Common Stock.

     No Dividends. The Company has never declared or paid any cash dividends on its capital stock and does not intend to pay any cash dividends in the foreseeable future. The Company currently anticipates that it will retain all its earnings for use in the operation and expansion of its business and, therefore, does not anticipate that it will pay any cash dividends in the foreseeable future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information in response to this item is set forth in the Financial Statements beginning on page F-1 of this report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                    PART III

ITEM 10, 11, 12 AND 13

     The information called for by items 10, 11, 12 and 13 is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the 1997 Annual Meeting of Shareholders.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of this Form 10-K:

     (1)      Financial Statements.

              The following Financial Statements of Biofield Corp. and report of independent public accountants relating thereto are filed with this report on Form 10-K:

                       Balance Sheets as of December 31, 1996 and 1995

                       Statements of Operations for the years ended December 31, 1996 and 1995, the nine-month period ended December 31, 1994 and for the period October 16, 1987 (Date of Inception) through December 31, 1996

                       Statement of Changes in Stockholders' Equity for the period October 16, 1987 (Date of Inception) through December 31, 1996

                       Statements of Cash Flows for the years ended December 31, 1996 and 1995, the nine-month period ended December 31, 1994 and for the period October 16, 1987 (Date of Inception) through December 31, 1996

                       Notes to Financial Statements

      (2)     Financial Statement Schedules.

              Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the Financial Statements or notes thereto.

      (3)     Exhibits.

              3.1   -- Fourth Amended and Restated Certificate of Incorporation, as amended. (1)

              3.2   -- Bylaws. (1)

              10.1  -- Form of Warrant Purchase Agreement between the Company and Certain Selected Broker/Dealers in connection with the 1992 Financing. (2)

              10.2  -- Series A Preferred Stock Purchase Agreement by and among Biofield and the purchasers of Series A
                       Preferred Stock, dated as of November 5, 1993. (2)

              10.3  -- First Amendment and Waiver to Series A Preferred Stock Purchase Agreement, dated as of February
                       21, 1994. (2)

              10.4  -- Second Amendment and Waiver to Series A Preferred Stock Purchase Agreement, dated as of February
                       28, 1995. (2)

              10.5  -- Third Amendment and Waiver to Series A Preferred Stock Purchase Agreement, dated as of April 20,
                       1995. (2)

              10.6  -- Fourth Amendment and Waiver to Series A Preferred Stock Purchase Agreement, dated as of December
                       1, 1995. (2)

              10.7  -- Form of Warrant Purchase Agreement between the Company and Oppenheimer & Co., Inc., dated as of
                       November 5, 1993. (2)

              10.8  -- Registration Rights Agreement by and among Biofield and the purchasers of Series B Preferred
                       Stock, dated as of September 16, 1994. (2)

              10.9  -- Warrant Purchase Agreement between the Company and Craig & Associates, Inc., dated as of
                       September 16, 1994. (2)

              10.10 -- Preferred Stock and Warrant Purchase Agreement by and among Biofield and the purchasers of
                       Securities Units, dated as of March 3, 1995. (2)

              10.11 -- Amendment to the Preferred Stock and Warrant Purchase Agreement by and among Biofield and the purchasers of Securities Units, dated as of April 20, 1995. (2)

              10.12 -- Registration Rights Agreement by and among Biofield and the purchasers of Securities Units, dated as of March 3, 1995. (2)

              10.13 -- Amendment to Registration Rights Agreement by and among Biofield and the purchasers of
                       Securities Units, dated as of April 20, 1995. (2)

              10.14 -- Form of Warrant Purchase Agreement between the Company and Musket Research Associates, Inc., dated as of March 3, 1995. (2)

              10.15 -- Registration Rights Agreement between the Company and Bruce Allen Bach, M.D., Ph.D., dated as of
                       February 21, 1993. (2)

              10.16 -- Registration Rights Agreement between the Company and Mark L. Faupel, Ph.D., dated as of April
                       22, 1993. (2)

              10.17 -- Registration Rights Agreement between the Company and Michael R. Gavenchak, dated as of April
                       22, 1993. (2)

              10.18 -- Registration Rights Agreement between the Company and C. Leonard Gordon, dated as of April 22,
                       1993. (2)

              10.19 -- Registration Rights Agreement between the Company and Martin H. Lindenberg, dated as of April
                       22, 1993. (2)

              10.20 -- Registration Rights Agreement between the Company and John D. Stephens, dated as of April 22,
                       1993. (2)

              10.21 -- Registration Rights Agreement between the Company and Robert E. Yocher, dated as of June 4,
                       1993. (2)

              10.22 -- Registration Rights Agreement between the Company and Kenneth W. Anstey, dated as of December 1,
                       1995. (2)

              10.23 -- Form of Stock Purchase Option Agreement between the Company and Abel Laboratories, Inc., dated as of June 1, 1992. (2)

              10.24 -- Patent Royalty Agreement between Company and Abel Laboratories, Inc., dated as of June 1, 1992.
                       (2)

              10.25 -- Registration Rights Agreement by and among the Company and Abel Laboratories, Inc., dated as of
                       April 22, 1993. (2)

              10.26 -- Master Laboratory Services Agreement between the Company and Abel Laboratories, Inc., dated as of January 1, 1994. (2)

              10.27 -- Settlement Agreement and Mutual Release between the Company and Biochron Corporation, dated as of June 30, 1990. (2)

              10.28 -- Agreement between the Company, Teiresias Inc. and Steven Hahn, dated as of December 22, 1992.
                       (2)

              10.29 -- Preproduction Manufacturing Agreement between the Company and SeaMED Corporation, dated as of
                       October 4, 1993. (2)

              10.30 -- Consulting Agreement between the Company and Richard J. Davies, M.D., dated as of January 1,
                       1994. (2)

              10.31 -- Employment Agreement between the Company and Mark L. Faupel, Ph.D., dated as of October 1, 1992.
                       (2)

              10.32 -- Addendum to Employment Agreement between the Company and Mark L. Faupel, Ph.D., dated as of
                       March 12, 1993. (2)

              10.33 -- Addendum to Employment Agreement between the Company and Mark L. Faupel, Ph.D., dated as of
                       April 22, 1993. (2)

              10.34 -- Addendum to Employment Agreement between the Company and Mark L. Faupel, Ph.D., dated as of
                       December 9, 1993. (2)

              10.35 -- Amended and Restated Employment Agreement between the Company and Michael R. Gavenchak, dated as of October 1, 1992. (2)

              10.36 -- Employment Agreement between the Company and Robert Yocher, dated as of June 4, 1993. (2)

              10.37 -- Addendum to Employment Agreement between the Company and Robert Yocher, dated as of December 9,
                       1993. (2)

              10.38 -- Employment Agreement between the Company and Kenneth W. Anstey, dated as of November 10, 1995.
                       (2)

              10.39 -- Agreement between the Company and D. Carl Long, dated as of December 1, 1995. (2)

              10.40 -- Severance Agreement and General Release between the Company and Bruce Allen Bach, M.D., Ph.D., dated as of December 20, 1995. (2)

              10.41 -- Lease for principal office space in Roswell, Georgia, between North Meadow Associates Joint
                       Venture and the Company, dated as of March 15, 1994. (2)

              10.42 -- Biofield Corp. 1992 Stock Incentive Plan. (2)

              10.43 -- Biofield Corp. 1996 Stock Option Plan. (2)

              10.44 -- Biofield Corp. 1996 Stock Option Plan for Non-Employee Directors. (2)

              10.45 -- Manufacturing Supply Agreement between Biofield and SeaMED Corporation, dated as of October 29,
                       1996. (1) (3)

              10.46 -- Master Equipment Lease Agreement between Biofield and Financing for Science International, Inc.,
                       dated as of July 11, 1996. (1)

              11    -- Statement regarding Calculation of Shares Used in Computing Net Loss Per Common and Common
                       Equivalent Share. (1)

              21.1  -- List of Subsidiaries of the Company. (1)

              23.1  -- Consent of Deloitte & Touche LLP. (1)

              27    -- Financial Data Schedule (for SEC use only). (1)

-------------------------

              (1)      Filed herewith.

              (2) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-00796) declared effective on March 19, 1996.

              (3)      Confidential treatment requested.


(b)   Reports on Form 8-K

      The Company filed a Form 8-K, dated December 30, 1996, under Item 5, Other Events. There were no financial statements filed in conjunction with such 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFIELD CORP.

By: /s/ D. Carl Long
    -------------------------------
    D. Carl Long, Chief Executive Officer, President and Director                     March 19, 1997
    (Principal Executive Officer)


      Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and on the dates indicated.


      SIGNATURE                                   TITLE                                    DATE
      ---------                                   -----                                    ----
  /s/  D. Carl Long
-----------------------------------
       D. Carl Long                      Chief Executive Officer, President           March 19, 1997
                                         and Director (Principal Executive Officer)

  /s/  Timothy G. Roche
-----------------------------------
       Timothy G. Roche                  Director of Finance and Corporate            March 19, 1997
                                         Controller (Principal Financial and
                                         Accounting Officer)

  /s/  C. Leonard Gordon
-----------------------------------      Director                                     March 19, 1997
       C. Leonard Gordon

  /s/  James B. Anderson, Ph.D.          Director                                     March 19, 1997
-----------------------------------
       James B. Anderson, Ph.D.

  /s/  Joseph H. Gleberman
-----------------------------------      Director                                     March 19, 1997
       Joseph H. Gleberman

  /s/  Harvey Horowitz
-----------------------------------      Director                                     March 19, 1997
       Harvey Horowitz

                                 BIOFIELD CORP.
                         (A Development Stage Company)
                         INDEX TO FINANCIAL STATEMENTS


                                                                                  Page
                                                                                  ----
AUDITED FINANCIAL STATEMENTS
       Independent Auditors'  Report   . . . . . . . . . . . . . . . . . . ..     F-2

       Balance Sheets as of December 31, 1996 and 1995  . . . . . . . . . . .     F-3

       Statements of Operations for the years ended December 31, 1996 and
       1995, the nine-month period ended December 31, 1994 and for the period
       October 16, 1987 (Date of  Inception) through December 31, 1996  . . .     F-4

       Statements of  Stockholders' Equity for the period October 16, 1987
       (Date of Inception) through December 31, 1996  . . . . . . . . . . . .     F-5

       Statements of Cash Flows for the years ended December 31, 1996 and
       1995, the nine-month period ended December 31, 1994 and for the period
       October 16, 1987 (Date of  Inception) through December 31, 1996  . . .     F-7

       Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . .     F-9

                          INDEPENDENT AUDITORS'  REPORT


Board of Directors and Shareholders
Biofield Corp.:

We have audited the accompanying balance sheets of Biofield Corp. (a development stage company) (the "Company") as of December 31, 1996 and 1995 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995, the nine-month period ended December 31, 1994, and for the period October 16, 1987 (date of inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1995 and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, the nine-month period ended December 31, 1994, and for the period October 16, 1987 (date of inception) through December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 11 of Notes to Financial Statements, the Company is in the development stage as of December 31, 1996.




DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 18, 1997

                                 BIOFIELD CORP.
                         (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                         December 31, 1996    December 31, 1995
                                                                                         -----------------    -----------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      7,369,973     $       3,271,341
   Short-term investments   . . . . . . . . . . . . . . . . . . . . . . . . . . . .             6,569,406             3,000,000
   Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               319,370                83,823
                                                                                         ----------------     -----------------
     Total current assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            14,258,749             6,355,164
PROPERTY AND EQUIPMENT - Net  . . . . . . . . . . . . . . . . . . . . . . . . . . .               604,246               939,370
OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               124,361               101,292
PATENT AND PATENT APPLICATION COSTS - Net . . . . . . . . . . . . . . . . . . . . .               498,837               379,798
                                                                                         ----------------     -----------------
TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     15,486,193     $       7,775,624
                                                                                         ================     =================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $        450,917     $         390,804
   Contractual settlement . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    --               776,623
   Due to affiliate   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    --                87,270
   Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               909,741               406,966
   Capitalized lease obligations  . . . . . . . . . . . . . . . . . . . . . . . . .                29,249                26,815
                                                                                         ----------------     -----------------
     Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . .             1,389,907             1,688,478
CAPITALIZED LEASE OBLIGATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . .                 4,399                33,647
                                                                                         ----------------     -----------------
     Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,394,306             1,722,125
                                                                                         ----------------     -----------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value; authorized 2,000,000 shares;
     no shares issued   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    --                    --
   Series A Convertible preferred stock, $.001 par value; authorized
     2,350,000 shares; outstanding 0 and 2,342,118 shares, respectively   . . . . .                    --                 2,342
   Series B Convertible preferred stock, $.001 par value; authorized
     500,000 shares; outstanding 0 and 481,644 shares, respectively   . . . . . . .                    --                   482
   Series Convertible preferred stock, $.001 par value; authorized
     4,450,000 securities units; outstanding 0 and 2,914,771 units, respectively                       --                 2,915
   Series D Convertible preferred stock, $.001 par value; authorized
     3,000,000 shares; no shares issued   . . . . . . . . . . . . . . . . . . . . .                    --                    --
   Common Stock, $.001 par value; authorized 25,000,000 shares;
     outstanding 6,433,095 and 1,565,563 shares, respectively   . . . . . . . . . .                 6,433                 1,565
   Additional paid-in capital   . . . . . . . . . . . . . . . . . . . . . . . . . .            49,454,334            31,378,985
   Accumulated deficit during development stage   . . . . . . . . . . . . . . . . .           (35,368,880)          (25,332,790)
                                                                                         ----------------     -----------------
   Total stockholders' equity   . . . . . . . . . . . . . . . . . . . . . . . . . .            14,091,887             6,053,499
                                                                                         ----------------     -----------------
TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     15,486,193     $       7,775,624
                                                                                         ================     =================





                      See notes to financial statements

                                 BIOFIELD CORP.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                            Period October 16,
                                                       For the years ended December 31,     Nine-Month          1987 (Date of
                                                       --------------------------------    Period Ended     Inception) through
                                                                                           December 31,        December 31
                                                         1996                   1995           1994                1996
                                                    --------------         -------------   ------------    -------------------
OPERATING EXPENSES:
   Research and development . . . . . . . . . .     $    7,732,249         $   6,188,255   $  3,832,741    $        25,706,686
   Selling, general and administrative  . . . .          3,135,219             2,919,775      1,230,810             10,698,181
                                                    --------------         -------------   ------------    -------------------
      Total operating expenses  . . . . . . . .         10,867,468             9,108,030      5,063,551             36,404,867
                                                    --------------         -------------   ------------    -------------------
OTHER INCOME (EXPENSE):
   Interest income  . . . . . . . . . . . . . .            840,104               378,996        105,326              1,480,028
   Interest expense . . . . . . . . . . . . . .             (8,726)              (10,826)        (1,087)              (444,041)
                                                    --------------         -------------   ------------    -------------------
      Net other income  . . . . . . . . . . . .            831,378               368,170        104,239              1,035,987
                                                    --------------         -------------   ------------    -------------------
NET LOSS  . . . . . . . . . . . . . . . . . . .     $  (10,036,090)        $  (8,739,860)  $ (4,959,312)   $       (35,368,880)
                                                    ==============         =============   ============    ===================
NET LOSS PER COMMON AND COMMON
   EQUIVALENT SHARE:
   Primary  . . . . . . . . . . . . . . . . . .     $        (1.87)
                                                    ==============
   Fully-diluted  . . . . . . . . . . . . . . .     $        (1.66)
                                                    ==============

WEIGHTED AVERAGE NUMBER OF COMMON
   AND COMMON EQUIVALENT SHARES
   OUTSTANDING:
   Primary  . . . . . . . . . . . . . . . . . .          5,369,996
                                                    ==============
   Fully-diluted  . . . . . . . . . . . . . . .          6,044,233
                                                    ==============
PRO FORMA PRIMARY AND FULLY-DILUTED
   NET LOSS PER COMMON AND COMMON
   EQUIVALENT SHARE . . . . . . . . . . . . . .                            $       (2.34)
                                                                           =============
PRO FORMA PRIMARY AND FULLY-DILUTED
   WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING . . . . . . . . . . . . .                                3,733,297
                                                                           =============





                       See notes to financial statements


                                                          BIOFIELD CORP.
                                                  (A Development Stage Company)
                                                STATEMENTS OF STOCKHOLDERS' EQUITY
                                  OCTOBER 16, 1987 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1996

===============================================================================================================================
                                                      Series A             Series B           Series C
                                                   Preferred Stock      Preferred Stock    Preferred Units      Common Stock
                                                  -----------------    -----------------   ---------------     ---------------
                                                  Shares     Amount    Shares     Amount   Units    Amount     Shares   Amount
                                                  ------     ------    ------     ------   -----    ------     ------   ------
Issuance of stock, October 16, 1987
  (date of inception) ($.16 per share, net)           --     $   --        --     $   --      --    $   --    549,020  $    55
Issuance of stock in connection with
  patent acquisition ($.001 per share) . . .          --         --        --         --      --        --    235,294       24
Net loss, October 16, 1987 to
  March 31, 1988 . . . . . . . . . . . . . .          --         --        --         --      --        --         --       --
                                                  ======     ======    ======     ======   =====    ======  =========  =======
BALANCE AT MARCH 31, 1988  . . . . . . . . .          --         --        --         --      --        --    784,314       79
Net loss   . . . . . . . . . . . . . . . . .          --         --        --         --      --        --         --       --
                                                  ======     ======    ======     ======   =====    ======  =========  =======
BALANCE AT MARCH 31, 1989  . . . . . . . . .          --         --        --         --      --        --    784,314       79
Net loss   . . . . . . . . . . . . . . . . .          --         --        --         --      --        --         --       --
                                                  ======     ======    ======     ======   =====    ======  =========  =======
BALANCE AT MARCH 31, 1990  . . . . . . . . .          --         --        --         --      --        --    784,314       79
Acquisition of 235,294 shares of
  treasury stock ($.001 per share)                    --         --        --         --      --        --         --       --
Net loss   . . . . . . . . . . . . . . . . .          --         --        --         --      --        --         --       --
                                                  ======     ======    ======     ======   =====    ======  =========  =======
BALANCE AT MARCH 31, 1991  . . . . . . . . .          --         --        --         --      --        --    784,314       79
Retirement of treasury stock   . . . . . . .          --         --        --         --      --        --   (235,294)     (24)
Issuance of stock in exchange for
  stockholder debt ($2.90 per share)                  --         --        --         --      --        --    431,372        43
Sale of stock ($.82 per share, net)  . . . .          --         --        --         --      --        --     24,510         2
Amortization of deferred compensation  . . .          --         --        --         --      --        --         --        --
Net loss   . . . . . . . . . . . . . . . . .          --         --        --         --      --        --         --        --
                                                  ======     ======    ======     ======   =====    ======  =========  =======
BALANCE AT MARCH 31, 1992  . . . . . . . . .          --         --        --         --      --        --  1,004,902       100
Sale of stock in connection with private
  placement ($7.67 per share, net) . . . . .          --         --        --         --      --        --    557,475        55
Exercise of stock options  . . . . . . . . .          --         --        --         --      --        --      2,451         1
Amortization of deferred compensation  . . .          --         --        --         --      --        --         --        --
Change in par value of common stock
  from $.0001 to $.001   . . . . . . . . . .          --         --        --         --      --        --         --     1,408
Net loss   . . . . . . . . . . . . . . . . .          --         --        --         --      --        --         --        --
                                                  ======     ======    ======     ======   =====    ======  =========  ========
BALANCE AT MARCH 31, 1993
  (carried forward)  . . . . . . . . . . . .          --     $   --        --     $   --      --    $   --  1,564,828  $  1,564
                                                  ======     ======    ======     ======   =====    ======  =========  ========


                                       BIOFIELD CORP.
                               (A Development Stage Company)
                             STATEMENTS OF STOCKHOLDERS' EQUITY
               OCTOBER 16, 1987 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1996

======================================================================================================
                                                   Additional
                                                    Paid-In      Accumulated    Treasury
                                                    Capital        Deficit        Stock      Total
                                                   ---------     -----------    --------  -----------
Issuance of stock, October 16, 1987
  (date of inception) ($.16 per share, net)      $    91,898    $         --    $     --  $    91,953
Issuance of stock in connection with
  patent acquisition ($.001 per share) . . .             276              --          --          300
Net loss, October 16, 1987 to
  March 31, 1988 . . . . . . . . . . . . . .              --        (159,359)         --     (159,359)
                                                 ===========    ============    ========  ===========
BALANCE AT MARCH 31, 1988  . . . . . . . . .          92,174        (159,359)         --      (67,106)
Net loss   . . . . . . . . . . . . . . . . .              --        (495,520)         --     (495,520)
                                                 ===========    ============    ========  ===========
BALANCE AT MARCH 31, 1989  . . . . . . . . .          92,174        (654,879)         --     (562,626)
Net loss   . . . . . . . . . . . . . . . . .              --        (233,347)         --     (233,347)
                                                 ===========    ============    ========  ===========
BALANCE AT MARCH 31, 1990  . . . . . . . . .          92,174        (888,226)         --     (795,973)
Acquisition of 235,294 shares of
  treasury stock ($.001 per share)                        --              --        (300)        (300)
Net loss   . . . . . . . . . . . . . . . . .              --        (285,179)         --     (285,179)
                                                 ===========    ============    ========  ===========
BALANCE AT MARCH 31, 1991  . . . . . . . . .          92,174      (1,173,405)       (300)  (1,081,452)
Retirement of treasury stock   . . . . . . .            (276)             --         300           --
Issuance of stock in exchange for
  stockholder debt ($2.90 per share)               1,248,638              --          --    1,248,681
Sale of stock ($.82 per share, net)  . . . .          19,998              --          --       20,000
Amortization of deferred compensation  . . .         136,880              --          --      136,880
Net loss   . . . . . . . . . . . . . . . . .              --        (461,061)         --     (461,061)
                                                 ===========    ============    ========  ===========
BALANCE AT MARCH 31, 1992  . . . . . . . . .       1,497,414      (1,634,466)         --     (136,952)
Sale of stock in connection with private
  placement ($7.67 per share, net) . . . . .       4,275,223              --          --    4,275,278
Exercise of stock options  . . . . . . . . .             624              --          --          625
Amortization of deferred compensation  . . .         477,453              --          --      477,453
Change in par value of common stock
  from $.0001 to $.001   . . . . . . . . . .          (1,408)             --          --           --
Net loss   . . . . . . . . . . . . . . . . .              --      (3,099,637)         --   (3,099,637)
                                                 ===========    ============    ========  ===========
BALANCE AT MARCH 31, 1993
  (carried forward)  . . . . . . . . . . . .     $ 6,249,306    $ (4,734,103)   $     --  $ 1,516,767
                                                 ===========    ============    ========  ===========

                                                                    (Continued)


                                                          BIOFIELD CORP.
                                                  (A Development Stage Company)
                                                STATEMENTS OF STOCKHOLDERS' EQUITY
                                  OCTOBER 16, 1987 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1996

==================================================================================================================================
                                                     Series A               Series B             Series C
                                                  Preferred Stock        Preferred Stock      Preferred Units      Common Stock
                                                -------------------     ----------------     -----------------   -----------------
                                                Shares       Amount     Shares    Amount     Amount      Units   Amount     Shares
                                                ------       ------     ------    ------     ------      -----   ------     ------
BALANCE AT MARCH 31, 1993
  (brought forward)   . . . . . . . . . . . .         --    $    --         --  $    --           --  $    --  1,564,828   $ 1,564
Exercise of stock options . . . . . . . . . .         --         --         --       --           --       --        735         1
Sale of Series A Preferred Stock
  ($3.97 per share, net)  . . . . . . . . . .  2,119,896      2,120         --       --           --       --         --        --
Issuance of Series A Preferred Stock in
  exchange for notes payable to related
  parties ($4.50 per share)   . . . . . . . .    222,222        222         --       --           --       --         --        --
Issuance of warrants  . . . . . . . . . . . .         --         --         --       --           --       --         --        --
Amortization of deferred compensation . . . .         --         --         --       --           --       --         --        --
Net loss  . . . . . . . . . . . . . . . . . .         --         --         --       --           --       --         --        --
                                              ----------    -------  ---------  -------  -----------  -------  ---------   -------
BALANCE AT MARCH 31, 1994   . . . . . . . . .  2,432,118      2,342         --       --           --       --  1,565,563     1,565
Sale of Series B Preferred Stock ($4.04
  per share, net)   . . . . . . . . . . . . .         --         --    481,644      482           --       --         --        --
Issuance of warrants  . . . . . . . . . . . .         --         --         --       --           --       --         --        --
Amortization of deferred compensation . . . .         --         --         --       --           --       --         --        --
Net loss  . . . . . . . . . . . . . . . . . .         --         --         --       --           --       --         --        --
                                              ----------    -------  ---------  -------  -----------  -------  ---------   -------
BALANCE AT DECEMBER 31, 1994   . . . . . . .   2,342,118      2,342    481,644      482           --       --  1,565,563     1,565
Sale of Series C Preferred Stock ($4.11
  per unit, net)  . . . . . . . . . . . . . .         --         --         --       --    2,914,771    2,915         --        --
Issuance of warrants  . . . . . . . . . . . .         --         --         --       --           --       --         --        --
Amortization of deferred compensation . . . .         --         --         --       --           --       --         --        --
Net loss  . . . . . . . . . . . . . . . . . .         --         --         --       --           --       --         --        --
                                              ----------    -------  ---------  -------  -----------  -------  ---------   -------
BALANCE AT DECEMBER 31, 1995   . . . . . . .   2,342,118      2,342    481,644      482    2,914,771    2,915  1,565,563     1,565
Sale of stock in connection with public
  offering ($9.91 per share, net) . . . . . .         --         --         --       --           --       --  1,819,000     1,819
Conversion of Series A, Series B
  and Series C Preferred Stock to
  Common Stock  . . . . . . . . . . . . . . . (2,342,118)    (2,342) (481,644)     (482)  (2,914,771)  (2,915) 3,046,474     3,047
Exercise of warrants  . . . . . . . . . . . .         --         --         --       --           --       --      2,058         2
Amortization of deferred compensation . . . .         --         --         --       --           --       --         --        --
Net loss  . . . . . . . . . . . . . . . . . .         --         --         --       --           --       --         --        --
                                              ----------    -------  ---------  -------  -----------  -------  ---------   -------
BALANCE AT DECEMBER  31, 1996 . . . . . . . .         --    $    --         --  $    --           --   $   --  6,433,095   $ 6,433
                                              ==========    =======   ========  =======   ==========   ======  =========   =======



                                       BIOFIELD CORP.
                               (A Development Stage Company)
                             STATEMENTS OF STOCKHOLDERS' EQUITY
               OCTOBER 16, 1987 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1996

======================================================================================================
                                                   Additional
                                                    Paid-In      Accumulated    Treasury
                                                    Capital        Deficit        Stock      Total
                                                  ----------     -----------    --------  -----------
BALANCE AT MARCH 31, 1993
  (brought forward)   . . . . . . . . . . . .    $  6,249,306    $ (4,734,103)   $     --   $   1,516,767
Exercise of stock options . . . . . . . . . .             187              --          --             188
Sale of Series A Preferred Stock
  ($3.97 per share, net)  . . . . . . . . . .       8,411,370              --          --       8,413,490
Issuance of Series A Preferred Stock in
  exchange for notes payable to related
  parties ($4.50 per share)   . . . . . . . .         999,778              --          --       1,000,000
Issuance of warrants  . . . . . . . . . . . .           2,119              --          --           2,119
Amortization of deferred compensation . . . .       1,580,320              --                   1,580,320
Net loss  . . . . . . . . . . . . . . . . . .              --      (6,899,515)         --      (6,899,515)
                                                 ------------    ------------    --------   -------------
BALANCE AT MARCH 31, 1994   . . . . . . . . .      17,243,080     (11,633,618)         --       5,613,369
Sale of Series B Preferred Stock ($4.04
  per share, net)   . . . . . . . . . . . . .       1,947,149              --          --       1,947,631
Issuance of warrants  . . . . . . . . . . . .               6              --          --               6
Amortization of deferred compensation . . . .          14,859              --          --          14,859
Net loss  . . . . . . . . . . . . . . . . . .              --      (4,959,312)         --      (4,959,312)
                                                 ------------    ------------    --------   -------------
BALANCE AT DECEMBER 31, 1994  . . . . . . . .      19,205,094     (16,592,930)         --       2,616,553
Sale of Series C Preferred Stock ($4.11
  per unit, net)  . . . . . . . . . . . . . .      11,977,856              --          --      11,980,771
Issuance of warrants  . . . . . . . . . . . .             161              --          --             161
Amortization of deferred compensation . . . .         195,874              --          --         195,874
Net loss  . . . . . . . . . . . . . . . . . .              --      (8,739,860)         --      (8,739,860)
                                                 ------------    ------------    --------    -------------
BALANCE AT DECEMBER 31, 1995  . . . . . . . .      31,378,985     (25,332,790)         --       6,053,499
Sale of stock in connection with public
  offering ($9.91 per share, net) . . . . . .      18,026,419              --          --      18,028,238
Conversion of Series A, Series B
  and Series C Preferred Stock to
  Common Stock  . . . . . . . . . . . . . . .           2,692              --          --              --
Exercise of warrants  . . . . . . . . . . . .          20,145              --          --          20,147
Amortization of deferred compensation . . . .          26,093              --          --          26,093
Net loss  . . . . . . . . . . . . . . . . . .              --     (10,036,090)                (10,036,090)
                                                 ------------    ------------    --------   -------------
BALANCE AT DECEMBER  31, 1996 . . . . . . . .    $ 49,454,334    $(35,368,880)   $     --    $ 14,091,887
                                                 ============    ============    ========    ============

                                                                     (Concluded)
                       See notes to financial statements

                                BIOFIELD CORP.
                        (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS


                                                                                                                 Period October 16,
                                                                                                                   1987 (Date of
                                                                                                    Nine-Month       Inception)
                                                              For the years ended December 31,    Period  Ended       through
                                                              --------------------------------      December 31,    December 31,
                                                                   1996              1995              1994            1996
                                                               ------------      ------------     ---------------  ---------------
OPERATING ACTIVITIES:
  Net loss ...........................................          $(10,036,090)      $ (8,739,860)      $ (4,959,312)   $(35,368,880)
Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization ....................               625,052            528,935            242,507       1,677,390
    Amortization of premiums / (discounts) on short-
           term investments ..........................                64,784               --                 --            64,784
    Loss on disposal of property and equipment .......                 2,177               --                  237          42,713
    Loss on license and settlement agreement .........                  --                 --                 --            49,026
    Noncash compensation .............................                26,093            195,874             14,859       2,431,479
    Interest paid in Common Stock ....................                  --                 --                 --           297,148
    Changes in assets and liabilities:
      Other current assets ...........................              (235,547)           (38,425)           205,896        (319,370)
      Other assets ...................................               (26,299)           (21,798)           (79,494)       (127,591)
      Due to affiliate ...............................               (87,270)            67,046            (48,027)           --
      Contractual settlement .........................              (776,623)           776,623               --              --
      Accounts payable and accrued expenses ..........               562,888             64,390            (40,133)      1,248,226
                                                                ------------       ------------       ------------    ------------
         Net cash used in operating activities........            (9,880,835)        (7,167,215)        (4,663,467)    (30,005,075)
                                                                ------------       ------------       ------------    ------------

INVESTING ACTIVITIES:
  Acquisition of property and equipment ..............              (275,932)          (361,191)          (932,823)     (2,129,792)
  Costs incurred for patents and patent applications .              (131,982)          (127,579)           (86,510)       (547,942)
  Proceeds from sale of property and equipment .......                  --                 --                3,418           3,418
  Purchases of short-term investments ................           (11,134,190)        (3,000,000)          (400,000)    (14,854,190)
  Proceeds from sales and maturities of short-term
    investments ......................................             7,500,000               --              720,000       8,220,000
                                                                ------------       ------------       ------------    ------------
         Net cash used in investing activities .......            (4,042,104)        (3,488,770)          (695,915)     (9,308,506)
                                                                ------------       ------------       ------------    ------------

FINANCING ACTIVITIES:
  Repayments of capitalized lease obligations ........               (26,814)           (19,619)            (2,153)        (48,586)
  Proceeds from issuance of Series A Preferred
    Stock - net ......................................                  --                 --                 --         8,413,490
  Proceeds from issuance of Series B Preferred
    Stock - net ......................................                  --                 --            1,947,631       1,947,631
  Proceeds from issuance of Series C Preferred
    Stock - net ......................................                  --           11,980,771               --        11,980,771
  Proceeds from issuance of Common Stock and
    warrants - net ...................................            18,028,238                161                  6      22,417,755
  Proceeds from exercise of stock options and
    warrants .........................................                20,147               --                 --            20,960
  Proceeds from bank borrowings ......................                  --                 --                 --           520,000
  Payment on bank borrowings .........................                  --                 --                 --          (520,000)
  Repayment of advances from stockholder .............                  --                 --                 --          (145,000)
  Proceeds from notes payable issued to
    stockholder and related party ....................                  --                 --                 --         2,096,533
                                                                ------------       ------------       ------------    ------------
         Net cash provided by financing activities ...            18,021,571         11,961,313          1,945,484      46,683,554
                                                                ------------       ------------       ------------    ------------
NET INCREASE / (DECREASE) IN CASH
  AND CASH EQUIVALENTS ...............................             4,098,632          1,305,328         (3,413,898)      7,369,973
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD ................................             3,271,341          1,966,013          5,379,911            --
                                                                ------------       ------------       ------------    ------------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD   ...........................................          $  7,369,973       $  3,271,341       $  1,966,013    $  7,369,973
                                                                ============       ============       ============    ============
                                                                                                                       (Continued)

                                 BIOFIELD CORP.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                                                 Period October 16,
                                                                                                   Nine-Month      1987 (Date of
                                                      For the years ended December 31,            Period Ended   Inception) through
                                                     ---------------------------------            December 31,      December 31,
                                                          1996               1995                     1994               1996
                                                     -------------      --------------          ---------------   -----------------
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for interest  . . .    $        8,726     $       10,826          $       1,087       $       55,585
                                                     ==============     ==============          ==============      ==============
SUPPLEMENTAL SCHEDULE FOR NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Acquisition of property and equipment under
    capitalized lease transactions  . . . . . . .    $           --     $       55,874          $       26,360      $       82,234
                                                     ==============     ==============          ==============      ==============
  During the year ended March 31, 1994 the Company
    issued 222,222 shares of Series A Preferred Stock
    in exchange for an aggregate of $1 million in notes
    payable to a principal stockholder
    and a former Director

  Notes payable   . . . . . . . . . . . . . . . .                                                                   $    1,000,000
                                                                                                                    ==============
  Issuance of Series A Preferred Stock                                                                              $    1,000,000
                                                                                                                    ==============
  At inception, the Company acquired the rights to a
    patent and assumption of liabilities in exchange
    for 235,294 shares of Common Stock, as follows:

  Fair value of patent acquired   . . . . . . . .                                                                   $      112,732
  Liabilities assumed . . . . . . . . . . . . . .                                                                          112,432
                                                                                                                    --------------
  Issuance of Common Stock  . . . . . . . . . . .                                                                   $          300
                                                                                                                    ==============
  Pursuant to a license and settlement agreement with
    respect to the patent acquired (above), the
    Company received its 235,294 shares of Common
    Stock during fiscal year 1991, which was retired

  Remaining carrying value of patent on date of license
    and settlement agreement  . . . . . . . . . .                                                                   $       49,326
  Common Stock returned to the Company  . . . . .                                                                              300
                                                                                                                    --------------
  Loss on Settlement  . . . . . . . . . . . . . .                                                                   $       49,026
                                                                                                                    ==============
  During fiscal 1992, the Company exchanged 431,372
    shares of Common Stock for $96,660 in notes and
    $1,152,021 in debt and accrued interest, payable to
    a principal stockholder

  Notes payable   . . . . . . . . . . . . . . . .                                                                   $       96,660
  Debt  . . . . . . . . . . . . . . . . . . . . .                                                                          854,873
  Accrued interest  . . . . . . . . . . . . . . .                                                                          297,148
                                                                                                                    --------------
  Issuance of Common Stock  . . . . . . . . . . .                                                                   $    1,248,681
                                                                                                                    ==============
                                                                                                                        (Concluded)






                      See notes to financial statements

                                 BIOFIELD CORP.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS


1.   COMPANY

     Biofield Corp. (the "Company") is a development stage company which has developed an innovative system for detecting breast cancer through the skin in a non-invasive and objective procedure. The Company's breast cancer diagnostic device, the ALEXA 1000 System, employs unique, single-use sensors and a measurement device to detect and analyze changes in cellular electrical charge distributions associated with the development of epithelial cancers, such as breast cancer. Principal activities to date include the following: product development; conducting clinical trials; recruitment of scientific, regulatory, manufacturing, marketing and administrative personnel; and raising capital.

     On March 22, 1996, the Company completed its Initial Public Offering ("IPO") of 1,819,000 shares of Common Stock at a purchase price of $11.00 per share, for aggregate proceeds of $18,028,238 (net of related expenses of $1,980,762).

2.   SIGNIFICANT ACCOUNTING POLICIES

     Fiscal Year --Effective December 31, 1994, the Company changed its fiscal year end from March 31 to December 31. Accordingly, the financial statements, and related notes thereto, are presented for the transition period from April 1, 1994 through December 31, 1994.

     Cash and Cash Equivalents and Short-Term Investments--The Company invests its excess cash in short-term, investment grade corporate obligations, money market funds, shares of liquid (auction-market) preferred stock and bonds and certificates of deposit. For purposes of financial reporting, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Effective April 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's short-term investments are sold if cash is needed and, therefore, are considered "available-for-sale." At December 31, 1996, the cost of short-term investments approximated market value. Realized gains and losses on short-term investments were immaterial for the years ended December 31, 1996 and 1995 and the nine-month period ended December 31, 1994.

     Property and Equipment--Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using straight-line methods over the estimated useful lives of the assets, principally three to five years, or the term of the lease, if shorter, for leasehold improvements.

     Patents--The costs of the patents are being amortized on a straight-line basis over their estimated economic life, not to exceed 17 years.

     Research and Development--Research and development costs are charged to operations as incurred.

     Reverse Stock-Split--On February 26, 1996, the Company effected a 2.04-for-one reverse stock split of the Company's issued and outstanding Common Stock. The accompanying financial statements and related notes to the financial statements have been restated to reflect these changes for all periods presented.

     Net Loss Per Share and Pro Forma Net Loss Per Share--Primary and fully-diluted net loss per common and common equivalent share has been computed based on the weighted average number of common and common equivalent shares outstanding during the periods presented. Retroactive restatement has been made to all share and per share amounts for the reverse stock split discussed above.

     Upon the closing date of the Company's IPO, March 22, 1996, all shares of Series A, Series B and Series C Convertible Preferred Stock automatically converted into shares of Common Stock (see Note 8). The 1996 primary net loss per common and common equivalent share is computed based upon the actual conversion date of the Company's convertible preferred stock, March 22, 1996. The 1996 fully-diluted net loss per common and common equivalent share assumes conversion of the convertible preferred stock as of January 1, 1996.

                                 BIOFIELD CORP.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Pro forma net loss per common and common equivalent share for the year ended December 31, 1995 is computed pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83. Accordingly, all common stock equivalents issued within one year of the IPO, calculated using the treasury stock method and the public offering price of $11.00 per share, have been included in the computation of pro forma primary and fully-diluted net loss per common and common equivalent share as if they were outstanding for all of 1995. In addition, the calculation of the pro forma weighted average number of common and common equivalent shares outstanding also includes 2,823,762 shares of Series A and Series B Convertible Preferred Stock, excluding shares issued subsequent to January 31, 1995, which converted into approximately 1,617,732 shares of Common Stock immediately upon the closing of the IPO, as if they were converted to Common Stock as of the original dates of issuance.

     Common stock equivalents, except as discussed above, are not included in the computation of net loss per common and common equivalent share since their effect is antidilutive.

     Historical loss per share data for the nine-month period ended December 31, 1994 has not been presented as such information is not meaningful.

     Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

     Nonmonetary Transaction--Common or Preferred Stock issued for goods or services is recorded at estimated market value of the Common and Preferred Stock issued.

     Income Taxes--Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under "SFAS 109", the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Stock Options--Accounting for stock options issued to employees and nonemployee directors is based upon the "intrinsic value" method set forth in Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Accounting for stock options issued to nonemployees prior to December 16, 1995 is also based upon APB 25. Accounting for stock options issued to nonemployees (excluding nonemployee directors) after December 15, 1995 is based upon the "fair value" method set forth in Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." See "Recent Pronouncements" below for a further discussion of SFAS 123.

     Recent Pronouncements--In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which is effective for the Company's 1996 financial statements. SFAS 121 requires that long-lived assets and certain identifiable intangible assets held and used by a company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets might not be recoverable. The Company has determined that, as of December 31, 1996, no assets covered by SFAS 121 have been impaired.

     In October 1995, the FASB issued SFAS 123, which is effective for the Company's 1996 financial statements. SFAS 123 allows companies to account for stock-based compensation to employees under either (i) the new provisions of SFAS 123 or (ii) the provisions of APB 25 with pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The reporting requirements of SFAS 123 are required for options issued to nonemployees (excluding nonemployee directors). At this time, the Company intends to continue accounting for its stock-based compensation to employees in accordance with the provisions of APB 25 (see Note
10).

     In accounting for options issued to nonemployees, the implementation of SFAS 123 did not materially impact the financial position or results of operations of the Company, and had no effect on its cash flows.

                                 BIOFIELD CORP.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Reclassifications --Certain prior period amounts have been reclassified to conform with the current period presentation.

3. PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1996 and 1995 consisted of the following:

                                                                                        1996              1995
                                                                                    ------------       ----------
     Furniture and office equipment   . . . . . . . . . . . . . . . . . .           $    783,876       $  649,648
     Leasehold improvements   . . . . . . . . . . . . . . . . . . . . . .                106,153           95,891
     Production equipment, tooling and clinical testing equipment   . . .                699,414        1,116,346
                                                                                    ------------       ----------
                                                                                       1,589,443        1,861,885
     Less accumulated depreciation and amortization   . . . . . . . . . .                985,197          922,515
                                                                                    ------------       ----------
                                                                                    $    604,246       $  939,370
                                                                                    ============       ==========

     Depreciation expense for the years ended December 31, 1996 and 1995, the nine month period ended December 31, 1994 and for the period from inception through December 31, 1996 was $608,879, $516,421, $234,746 and $1,561,649,
respectively.

4.   PATENT AND PATENT APPLICATION COSTS

     The Company entered into an agreement dated December 22, 1992 with a consultant and inventor for the assignment of certain patent rights. The Company paid the consultant $100,000 for such assignment, and agreed to pay royalties of five percent of the net sales price of covered inventions, if any, (as defined), subject to an aggregate limit of $2,500,000. The term of the agreement is for 15 years. No royalties have been paid as of December 31, 1996.

     The Company has a patent royalty agreement with a former director and his corporation which would assign all rights to the Company for patented inventions, if any, resulting from performance under a laboratory service agreement. In December 1994, the Company filed a U.S. patent application, of which the former director is a named co-inventor. No royalties have been paid as of December 31, 1996 (See Note 9).

     Accumulated amortization for patents was $49,095 and $36,152 at December 31, 1996 and 1995, respectively. Patent amortization expense for the years ended December 31, 1996 and 1995, the nine-month period ended December 31, 1994 and for the period from inception through December 31, 1996 was $12,943, $12,514, $7,761 and $112,511, respectively.

5.   ACCRUED EXPENSES

     Accrued expenses at December 31, 1996 and 1995 consisted of the following:

                                                                                      1996               1995
                                                                                    --------           ---------
     Professional fees  . . . . . . . . . . . . . . . . . . . . . . . . .           $ 98,488           $  96,395
     Accrued payroll and bonuses  . . . . . . . . . . . . . . . . . . . .            600,510              42,786
     Severance benefits   . . . . . . . . . . . . . . . . . . . . . . . .                 --             121,735
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            210,743             146,050
                                                                                    --------           ---------
                                                                                    $909,741           $ 406,966
                                                                                    ========           ==========

                                 BIOFIELD CORP.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


6.   INCOME TAXES

     Due to the Company's operating losses, there was no provision for income taxes for the years ended December 31, 1996 and 1995, the nine-month period ended December 31, 1994 and for the period from inception through December 31, 1996.

     At December 31, 1996, the Company has available, for federal and state income tax purposes, net operating loss ("NOL") carryforwards of approximately $32,000,000, which expire in years 2002 through 2010. These losses may be offset against future taxable income, if any, during the carryforward period. The utilization of the federal net operating loss carryforwards of approximately $15,000,000, included in the above amount will be subject to an annual limitation of approximately $1,100,000 per year due to ownership changes in 1992 and 1995 pursuant to the stock ownership change provision of the Tax Reform Act of 1986. Future changes in ownership may result in additional limitations.

     The tax effects of temporary differences that give rise to deferred tax assets at December 31, 1996 and 1995 are as follows:

                                                                                           1996               1995
                                                                                    ---------------       -------------
     Deferred tax assets:
        Deferred compensation   . . . . . . . . . . . . . . . .                     $       714,000       $    704,000
        Net operating loss carryforwards  . . . . . . . . . . .                          12,781,000          8,676,000
        Research and development credits  . . . . . . . . . . .                              48,000                 --
        Other   . . . . . . . . . . . . . . . . . . . . . . . .                             207,000            398,000
                                                                                    ---------------       ------------
          Total gross deferred tax assets   . . . . . . . . . .                          13,750,000          9,778,000

     Less valuation allowance   . . . . . . . . . . . . . . . .                          13,750,000          9,778,000
                                                                                    ---------------       ------------
          Net deferred tax assets   . . . . . . . . . . . . . .                     $            --       $         --
                                                                                    ===============       ============

     The valuation allowances are equal to the deferred tax assets because of the uncertainty of the future realization of the assets.

7.   COMMITMENTS AND CONTINGENCIES

     Lease Commitment--In July 1996, the Company obtained a commitment from an unrelated third party to enter into a $2 million sale-leaseback agreement. The agreement will allow the Company to finance certain equipment purchases in amounts up to an aggregate of $2 million for a period of two years ending September 30, 1998. The lease term will be 36 months from the date specific equipment is leased with monthly rent expense, payable in advance, equal to 3.07% of the equipment leased. The Company will have the option to purchase the leased equipment at the end of the lease term for an amount equal to 15% of the equipment cost. The Company may not enter into any such sale-leaseback transactions unless and until definitive documentation is entered into and certain other specified conditions are satisfied.

     Lease Obligations--The present value of future minimum capital lease payments at December 31, 1996 are as follows:


                      1997  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     32,879
                      1998  . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,515
                      1999  . . . . . . . . . . . . . . . . . . . . . . . . . . .               --
                                                                                      ------------
                                 Total minimum lease payments . . . . . . . . . .           37,394
                                 Less amount representing interest  . . . . . . .            3,746
                                                                                      ------------
                                 Present value of total minimum lease payments  .           33,648
                                 Less current portion . . . . . . . . . . . . . .           29,249
                                                                                      ------------
                                                                                      $      4,399
                                                                                      ============

                                 BIOFIELD CORP.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


7.    COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Total rental expense relating to operating leases for the years ended December 31, 1996 and 1995, the nine-month period ended December 31, 1994 and for the period from inception through December 31, 1996 was $118,832, $117,062, $150,891 and $656,980, respectively.

     Included in property and equipment at December 31, 1996 and 1995 is furniture and office equipment held under capitalized leases as follows:

                                                                                            1996             1995
                                                                                        -----------      -----------
     Furniture and office equipment (gross)   . . . . . . . . . . . . . . .             $    82,234      $    82,234
     Less accumulated depreciation  . . . . . . . . . . . . . . . . . . . .                  53,810           26,629
                                                                                        -----------      -----------
                                                                                        $    28,424      $    55,605
                                                                                        ===========      ===========

     During the nine-month period ended December 31, 1994, the Company relocated its principal executive offices from New York to Roswell, Georgia and entered into a five-year lease that commenced in March 1994. Future committed minimum payments under this lease are $120,000, $125,000 and $32,000 for 1997, 1998 and 1999, respectively. The annual rent on this lease will be increased by a pro rata portion of the increase in real estate taxes and common area maintenance.

     Employment Agreements--The Company has entered into an oral agreement with a principal stockholder to provide executive services in exchange for compensation not to exceed $80,000 per annum until the Company has commercially marketed the ALEXA 1000 System or the proposed Biofield screening system.

     The Company has employment contracts with certain of its executive officers through 1998. The annual base compensation for these executive officers ranges from approximately $150,000 to $275,000 per year, and provides for five percent annual cost of living adjustments. Future minimum payments of annual base compensation and bonuses under these contracts are as follows:

                      DECEMBER 31,                                                               AMOUNT
                      ------------                                                             ----------
                      1997  . . . . . . . . . . . . . . . . . . . . . . . . .                  $  651,000
                      1998  . . . . . . . . . . . . . . . . . . . . . . . . .                     419,000
                                                                                               ----------
                        Total   . . . . . . . . . . . . . . . . . . . . . . .                  $1,070,000
                                                                                               ==========

     Effective December 1, 1995, the Company entered into an employment agreement (the "Employment Agreement") dated November 10, 1995 with its current president and chief executive officer (the "CEO"). The Employment Agreement is for a term of three years and can be extended until December 31, 1999.
Pursuant to the Employment Agreement, the CEO receives a current annual base salary of $275,000, and is eligible to receive an annual bonus of up to $350,000 upon the achievement by the Company of certain specified goals. That portion of the annual bonus, if any, up to $100,000 is payable in cash and the remaining obligations may be satisfied with the issuance of the Company's Common Stock or stock options.

     In connection with the Employment Agreement, the Company granted the CEO options to purchase 245,100 shares of Common Stock. Such options to purchase 122,550 shares of Common Stock vest in equal installments over three years and are exercisable at $9.18 per share and the remaining options to purchase 122,550 shares of Common Stock vest in equal installments over three years and are exercisable at $12.24 per share. The options are exercisable for 10 years after the date of the grant and become immediately exercisable in the event of a change of control of the Company. If the Company terminates the CEO's employment without cause, the Company will be obligated pursuant to the Employment Agreement to continue to pay his annual salary, plus $100,000 annually in lieu of the annual bonus for the remainder of the term of the Employment Agreement.

     The Company entered into an agreement effective as of December 1, 1995, with the Company's former Chief Executive Officer pursuant to which the former Chief Executive Officer continues to serve as the Vice Chairman. The Company also agreed to make a payment of $752,144, together with interest thereon, payable in 12 monthly installments commencing January 1, 1996 and certain other miscellaneous amounts, in full satisfaction of the Company's obligations to the Vice Chairman/former Chief Executive Officer arising out of cessation of his employment as Chief Executive Officer under a prior employment agreement. As a result of the Company's obligations to the Vice Chairman/former Chief Executive Officer pursuant to the above agreement the Company charged

                                 BIOFIELD CORP.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


7.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

approximately $777,000 to selling, general and administrative costs in the accompanying statement of operations for the year ended December 31, 1995.

     The employment contract with the Vice President, Research and Development obligates the Company to pay royalties to the Vice President for two inventions, for which he is the inventor and co-inventor, of two percent and one percent, respectively, as defined. The royalties will continue through December 31, 2005 or until such royalties reach $8 million, whichever occurs first. The Company is also obligated to pay the Vice President a bonus in an amount equal to 10 percent of any monies received in the form of research grants where he is the principal investigator for the research. No such amounts have been paid as of December 31, 1996.

     License Agreements--The Company has a "nonexclusive" license from an unaffiliated company which allows the Company to "make, use and sell" products covered by the unaffiliated company's patent, within the field of "detection of cancer." The license agreement provides for a one percent royalty on gross sales of any covered devices until the patent expires in May 1999. No royalties have been paid as of December 31, 1996.

     Profit Sharing Plan--In November 1993, the Company adopted a 401(k) Profit Sharing Plan & Trust (the "401(k) Plan"), a tax-qualified plan covering all of its employees. The 401(k) Plan provides that the Company may, as determined from time to time by the Board of Directors, provide a matching contribution or an additional amount at its discretion. As of December 31, 1996 the Company had made no contributions to the 401(k) Plan.

8.   STOCKHOLDERS'  EQUITY

     On March 22, 1996, the Company completed its IPO of 1,819,000 shares of Common Stock at a purchase price of $11.00 per share, for aggregate proceeds of $18,028,238 (net of related expenses of $1,980,762).

     In March 1995, the Company amended its certificate of incorporation to authorize the issuance of the following shares: 25,000,000 shares of Common Stock ("Common Stock"), 2,350,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock"), 500,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock"), 4,450,000 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock"), 3,000,000 shares of Series D Convertible Preferred Stock (the "Series D Preferred Stock") and 2,000,000 shares of Preferred Stock to be designated by the Board of Directors. All of the above mentioned authorized shares have a stated par value of $.001 per share.

      During 1995, the Company, pursuant to an offering through a private placement of securities units (the "Securities Units offering"), offered and issued 2,914,771 securities units at $4.50 each, for aggregate proceeds of $11,980,771 (net of related expenses of $1,135,699). Each Securities Unit included (i) one share of Series C Preferred Stock (initially convertible into one share of Common Stock), (ii) one-half of a warrant to purchase a share of Series D Preferred Stock at $6.00 per share, or upon the occurrence of certain events, a share of Series C Preferred Stock at $4.50 per share (which events have subsequently occured), (iii) one-half of a warrant to purchase a share of Series D Preferred Stock at $6.00 per share, and (iv) the right, upon the occurrence of certain events, to receive an aggregate of 357,192 warrants to purchase an aggregate of 357,192 shares of Common Stock at an exercise price of $9.18 per share. On June 30, 1996, the Company issued warrants to purchase an aggregate of 357,192 shares of Common Stock at an exercise price of $9.18 per share to purchasers of the Securities Units. These warrants expire on March 3, 2000. Certain Securities Units were sold to purchasers who were introduced to the Company by a selected broker-dealer, who received (i) selling commissions (in cash and Securities Units), equal to seven percent of the aggregate proceeds from the sale of the Securities Units, and (ii) 78,976 warrants were sold to the broker-dealer for $161. These warrants are exercisable for five years from the date of issuance, at $9.18 per share to purchase an equal amount of Common Stock.

     Upon the completion of the IPO: (i) each share of Series C Preferred Stock outstanding automatically converted into .4902 shares of Common Stock; (ii) each warrant to purchase a share of Series D Preferred Stock automatically became exercisable for .4902 shares of Common Stock, and (iii) each warrant to purchase a share of Series C Preferred Stock automatically became exercisable for .4902 shares of Common Stock.

                                 BIOFIELD CORP.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


8.   STOCKHOLDERS'  EQUITY (CONTINUED)

     Pursuant to an offering of its Series B Preferred Stock through a private placement which was completed in September 1994 (the "Series B Preferred Stock offering"), the Company raised $1,947,631 (net of related expenses of $219,761) through the sale of 481,644 shares of Series B Preferred Stock. Each share of Series B Preferred Stock was initially convertible on a share-for-share basis into Common Stock, subject to a proportional adjustment based on achievement by the Company of a Target Value per share upon the occurrence of a Liquidity Event (i.e. initial public offering, sale, liquidation). Target Value per share is defined as the amount which would be realized if the holder of a share of Series B Preferred Stock had invested $4.50 at a 40 percent compounded annual rate of return, subject to a maximum adjustment of a reduction in the Conversion Price which results in the number of shares of Common Stock issuable upon conversion of one share of Series B Preferred Stock increasing by .16875 shares.

     Upon the completion of the IPO, each outstanding share of Series B Preferred Stock automatically converted into approximately .5729 shares of Common Stock.

     In connection with the Series B Preferred Stock offering, the Company sold 2,843 warrants for $6.00 to a selected dealer of the Series B Preferred Stock offering to purchase 2,843 shares of Common Stock. The warrants are exercisable at a price of $9.18 per share for five years ending September 15, 1999.

     Pursuant to an offering of its Series A Preferred Stock through a private placement which was completed in December 1993 (the "Series A Preferred offering"), the Company raised $9,413,490 of which $1 million was exchanged for related party loans (see Note 9) (net of related expenses of $1,126,041) through the sale of 2,342,118 shares of Series A Preferred Stock. The conversion features and anti-dilution provisions of the Series A Preferred were substantially equivalent to those of the Series B Preferred Stock described above.

     Upon the completion of the IPO, each outstanding share of Series A Preferred Stock automatically converted into approximately .5729 shares of Common Stock.

     In connection with the Series A Preferred Stock offering, the Company sold 103,879 warrants for $2,119 to the Placement Agent for the Series A Preferred offering to purchase 103,879 shares of Common Stock. The warrants are exercisable at a price of $9.18 per share for five years ending November 5, 1998.

     In connection with a private placement of Common Stock offering in 1992 (the "1992 Financing"), the Company issued 22,849 redeemable stock purchase warrants, of which 2,058 have been exercised. The warrants are exercisable at a price of $9.79 per share commencing January 31, 1993 and ending January 31, 1997.

     The Company has reserved approximately 4.2 million shares of Common Stock for future issuance upon the exercise and purchase of options and warrants outstanding as of December 31, 1996.

9.   RELATED PARTY TRANSACTIONS

     Chairman/Major Stockholder --During the fiscal year ended March 31, 1994, the Chairman/Major Stockholder loaned the Company $500,000, bearing interest at 10 percent per annum, pursuant to a series of demand promissory notes. The principal of such notes was exchanged for 111,111 shares of Series A Preferred Stock in connection with the Series A Preferred Stock offering (see Note 8), and the accrued interest thereon was paid during the year ended March 31, 1994.

                                 BIOFIELD CORP.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


9.   RELATED PARTY TRANSACTIONS (CONTINUED)

     Former Director/Parent of former Chief Executive Officer --In June 1992, the Company entered into a series of agreements with a then director of the Company, also father of the Vice Chairman/former Chief Executive Officer, and the director's wholly owned corporation, Abel Laboratories, Inc. ("Abel"). The first agreement, called the Laboratory Services Agreement (the "Laboratory Agreement"), engaged Abel to provide specified pre-clinical research in connection with the Company's products. The Company spent $750,000 in total for such specified research. The Company also retained Abel to conduct other research which aggregated approximately $215,000. The Laboratory Agreement expired on December 31, 1993; however, the Company and Abel have agreed that any research conducted by Abel after expiration of the Laboratory Agreement will be pursuant to substantially the same terms as the original agreement and will be approved and invoiced on a case-by-case basis. The Company has retained Abel to conduct additional preclinical research which aggregated approximately $576,000, $157,000, and $146,000 during the years ended December 31, 1996 and 1995 and the nine-month period ended December 31, 1994, respectively. Amounts owed to Abel at December 31, 1996 and 1995 are recorded as due to affiliate in the accompanying balance sheets. The director resigned from his position on the Board of Directors on April 7, 1993.

    In connection with the Laboratory Agreement, the Company granted Abel the option to purchase 61,275 shares of Common Stock at $8.16 per share. Following the completion of the Company's Series A Preferred Stock offering, the exercise price of $8.16 was reduced to $2.04 per share based on the market capitalization of the Company after completion of such offering. In addition, during 1995 the Company granted to the former director 24,510 stock options at $10.20 per share for the purchase of the Company's Common Stock, which vested immediately upon grant. The options are included in the outstanding options as of December 31, 1996 (see Note 10).

    The Company has also entered into a patent royalty agreement with the former director and Abel which would assign all rights to the Company for any patented inventions resulting from performance under the services agreement and used by the Company. The Company will pay royalties calculated by multiplying specified percentages (ranging from five to 20 percent) times either future net sales or net license fees collected from such patented inventions, if any, up to a maximum of $2,000,000 per invention. As of December 31, 1996, the Company had applied for a patent, of which the former director is a named co-inventor (see Note 4).

    During the fiscal year ended March 31, 1994, the former director loaned the Company $500,000, bearing interest at 10 percent per annum, pursuant to a series of demand promissory notes. The principal of such notes was exchanged for 111,111 shares of Series A Preferred Stock in connection with the Series A Preferred Stock offering (see Note 8), and the accrued interest thereon was paid during the year ended March 31, 1994.

    Chairman of the Scientific and Clinical Advisory Boards --The Company commenced formation of its Scientific and Clinical Advisory Boards (collectively, the "Advisory Boards") during 1994. As a result, the Company entered into a one-year consulting agreement dated January 1, 1994, subject to an annual renewal option, with the Chairman of the Advisory Boards which provides for compensation of $100,000 per year and options to purchase 58,823 shares of Common Stock at $10.20 per share. As of December 31, 1996 such options are fully vested and are included in the outstanding options as of December 31, 1996 (see Note 10).

    The Company has also entered into a separate one-year agreement dated January 1, 1995 with the Chairman of the Advisory Boards' corporation to provide services in conducting certain research projects. In consideration for the performance of such research projects, the Company paid approximately $300,000 and $200,000 during the years ended December 31, 1996 and 1995, respectively.

                                 BIOFIELD CORP.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


10. STOCK OPTIONS

    At December 31, 1996, the Company has three fixed option plans, which are described below. The Company applies APB 25 and related Interpretations in accounting for its plans. SFAS 123 was issued by the FASB in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. The reporting requirements of SFAS 123 are required for options issued to nonemployees (excluding nonemployee directors) after December 15, 1995. Adoption of SFAS 123 for options issued to employees is optional; however, proforma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 in 1996 and 1995 are presented below.

      (a) The Company's 1992 Employee Stock Incentive Plan (the "1992 Plan") provides for the grant of stock options, stock appreciation rights ("Rights"), and stock bonus awards ("Awards") to acquire a maximum of 147,060 shares of the Company's Common Stock. The 1992 Plan permits the granting of incentive stock options ("ISOs") or non-qualified stock options ("NSOs") at the discretion of the Stock Option Committee (the "Committee"). The 1992 Plan provides that the Committee must establish an exercise price for ISOs and Rights which is not less than the fair market value per share at the date of grant and an exercise price of NSOs as shall be determined. Each ISO or Right must expire within 10 years of the date of grant. However, if ISOs are granted to persons owning more than 10% of the voting stock of the Company, the 1992 Plan states that the exercise price shall not be less than 110% of the fair market value per share at the date of grant and that the term of such ISOs shall not exceed five years. Vesting of options granted under the 1992 Plan is determined by the Committee, and has generally been set at the end of two or three years.

      (b) The Biofield Corp. 1996 Option Plan (the "1996 Plan") provides for the grant of options to acquire a maximum of 500,000 shares of Common Stock. The 1996 Plan permits the granting of ISOs or NSOs. ISOs may be granted to individuals who, at the time of grant, are employees of the Company or its affiliates. NSOs may be granted to directors, employees, consultants and other agents of the Company or its affiliates. The 1996 Plan provides that the exercise price for ISOs is not less than the fair market value per share of the Common Stock at the date of grant and an exercise price for NSOs of not less than 85% of such fair market value. Each ISO must expire within ten years of the date of grant. However, if ISOs are granted to persons owning more than 10% of the voting stock of the Company, the 1996 Plan provides that the exercise price may not be less than 110% of the fair market value per share at the date of grant and that the term of such ISOs may not exceed five years. Unless otherwise provided by the 1996 Plan Administrator, options granted under the 1996 Plan vest at a rate of 25% per year over a four-year period.

      (c) The Biofield Corp. 1996 Stock Option Plan for Non-Employee Directors (the "1996 Directors' Stock Plan") provides for the automatic grant of nonstatutory stock options to nonemployee directors of the Company's Common Stock. Options under the 1996 Directors' Stock
           Plan may be granted only to directors of the Company who are not employees of the Company. Under the 1996 Directors' Stock Plan, 150,000 shares of Common Stock have been reserved for issuance upon exercise of the options. The 1996 Directors' Stock Plan provides for the automatic grant of options to eligible directors. Pursuant to the 1996 Directors' Stock Plan, each eligible director serving on the Board on the effective date of the 1996 Directors' Stock Plan automatically received an option to purchase 10,000 shares of Common Stock, subject to vesting in three equal annual installments. Subsequently, whenever a new director joins the Board, such director shall automatically receive options to purchase 10,000 shares of Common Stock on the date of his or her election to the Board, subject to vesting in three equal annual installments. In each year other than the year in which an initial grant of options is received by a director, such director shall automatically receive options to purchase 2,500 shares of Common Stock. The term of each option granted under the 1996 Directors' Stock Plan is 10 years. The exercise price of each option under the 1996 Directors' Stock Plan must be equal to the fair market value of the Common Stock subject to the option on the date of the grant.

                                 BIOFIELD CORP.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


10.  STOCK OPTIONS (CONTINUED)

     A summary of the status of the Company's three fixed option plans as of December 31, 1996, 1995 and 1994 and the changes during the years ended December 31, 1996 and 1995 and the nine-month period ended December 31, 1994 is presented below:

                                                       1996                       1995                     1994
                                               -------------------         -----------------        -------------------
                                                             Wgtd.                     Wgtd.                      Wgtd.
                                                             Avg.                      Avg.                       Avg.
                                                             Exer.                     Exer.                      Exer.
                                               Shares        Price         Shares      Price        Shares        Price
                                               ------        -----         ------      -----        ------        -----
     Outstanding at beginning of period       103,914     $   9.18         27,693     $ 9.18             --      $   --
     Granted  . . . . . . . . . . . . . .     205,000        11.18         78,426       9.18         27,693        9.18
     Exercised  . . . . . . . . . . . . .          --           --             --         --             --          --
     Canceled   . . . . . . . . . . . . .     (57,843)       15.72         (2,205)      9.18             --          --
                                             --------                    --------                  --------
     Outstanding at end of year   . . . .     251,071         9.30        103,914       9.18         27,693        9.18
                                             ========                    ========                  ========
     Options exercisable at year end  . .      64,036         9.18         34,632       9.18             --          --
                                             ========                    ========                  ========
     Options available for future grant       545,989                      43,146                   119,367
                                             ========                    ========                  ========
     Weighted average fair value of
         options granted during the
         period   . . . . . . . . . . . .    $   6.42                    $   2.50
                                             ========                    ========

     All options granted under the Company's three fixed option plans have an exercise price equal to the market price of the stock on the grant date. The Company has also granted NSOs outside of the Company's three fixed option plans to certain officers, directors and consultants of the Company which are exercisable over various periods through December 1, 2005. Certain of these NSOs are performance based options and become exercisable solely upon the achievement of certain milestones as described in the option agreements, and certain NSOs granted become exercisable immediately in the event of a merger or sale of all or substantially all of the assets of the Company. A summary of the status of the Company's NSOs granted outside of the three plans as of December 31, 1996, 1995, and 1994 and the changes during the years ended December 31, 1996 and 1995 and the nine-month period ended December 31, 1994, is presented below:


                                                       1996                       1995                     1994
                                               -------------------         -----------------        -------------------
                                                             Wgtd.                     Wgtd.                      Wgtd.
                                                             Avg.                      Avg.                       Avg.
                                                             Exer.                     Exer.                      Exer.
                                               Shares        Price         Shares      Price        Shares        Price
                                               ------        -----         ------      -----        ------        -----
     Outstanding at beginning of period     1,362,015     $   7.03       1,023,778    $ 6.17        999,268      $ 6.08
     Granted  . . . . . . . . . . . . . .          --           --         389,708      9.69         24,510       10.20
     Exercised  . . . . . . . . . . . . .          --           --              --        --             --          --
     Canceled   . . . . . . . . . . . . .          --           --         (51,471)    10.20             --          --
                                            ---------                    ---------                 ---------
     Outstanding at end of year   . . . .   1,362,015         7.03       1,362,015      7.03       1,023,778       6.17
                                            =========                    =========                 =========
     Options exercisable at year end  . .   1,105,966         6.35         951,716      5.87         903,113       5.49
                                            =========                    =========                 =========
     Weighted average fair value of
         options granted during the
         period   . . . . . . . . . . . .   $      --                    $    3.76
                                            =========                    =========

                                 BIOFIELD CORP.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


10.  STOCK OPTIONS (CONTINUED)

     The exercise prices of some NSOs granted during 1995 outside of the Company's three fixed option plans differ from the market price of the stock on the grant date, and a summary of the weighted-average prices and weighted-average fair values of the NSOs granted during 1995 outside of the Company's three fixed option plans is presented below:

                                                               Wgtd. Avg.                        Wgtd. Avg.
                                                                Exercise                            Fair
                                                                 Price                             Value
                                                               ----------                        ---------
     Exercise price is less than the market price . . .        $     5.10                        $    6.56
     Exercise price is equal to the market price  . . .              9.18                             3.86
     Exercise price exceeds the market price  . . . . .             11.90                             2.69

     The following table summarizes information about stock options outstanding at December 31, 1996:

                                               Options Outstanding                          Options Exercisable
                                   ---------------------------------------------        ----------------------------
                                                    Wgtd. Avg.
        Range of                     Number         Remaining         Wgtd. Avg.          Number          Wgtd. Avg.
        Exercise                   Outstanding      Contractual       Exercise          Exercisable       Exercise
        Prices                     at 12/31/96         Life            Price            at 12/31/96         Price
        ------                     -----------         ----            -----            -----------         -----
     $   0.25   . . . . . . .           94,852         4.2            $ 0.25                94,852         $ 0.25
         1.02   . . . . . . .           61,275         6.0              1.02                61,275           1.02
         2.04   . . . . . . .          245,099         5.7              2.04               245,099           2.04
         5.10   . . . . . . .           49,020         8.1              5.10                49,020           5.10
         8.16 to 12.24  . . .        1,162,840         6.2              9.52               719,756           9.41

     As provided by SFAS 123, the fair value of each option grant before the Company's IPO is estimated on the date of grant using the minimum value method, and the fair value of each option grant after the Company's IPO is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for option grants in 1995: (i) dividend yield of 0%; (ii) risk-free interest rate of 6.56%; and (iii) option term of
8.3 years. The following weighted average assumptions were used for option grants during 1996 before the IPO: (i) dividend yield of 0%; (ii) risk-free interest rate of 6.65%; and (iii) option term of 10 years. The following weighted average assumptions were used for option grants during 1996 after the
IPO: (i) dividend yield of 0%; (ii) expected volatility of 72.5%; (iii) risk-free interest rate of 6.26%; and (iv) expected life of 4 years.

     Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net loss and net loss per common and common equivalent share for the years ended December 31, 1996 and 1995 would have been increased to the pro forma amounts indicated below:

                                                                                   1996                      1995
                                                                             ----------------          ---------------
              Net loss
                  As reported                                                $   (10,036,090)          $   (8,739,860)
                  Pro forma                                                  $   (10,635,339)          $   (9,111,884)

              Primary net loss per common and common equivalent share
                  As reported                                                $        (1.87)           $        (2.34)
                  Pro forma                                                  $        (1.98)           $        (2.44)

              Fully-diluted net loss per common and common equivalent share
                  As reported                                                $        (1.66)           $        (2.34)
                  Pro forma                                                  $        (1.76)           $        (2.44)

                                BIOFIELD CORP.
                        (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


10.   STOCK OPTIONS (CONTINUED)

      The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

11.   DEVELOPMENT STAGE COMPANY

      The Company is in the development stage and, to date, has generated no revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all of the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 1996, the Company has accumulated a deficit of $35,368,880. There can be no assurance that the Company will have sufficient funds available to complete its research and development programs or be able to commercially manufacture or market any products in the future; that future revenues will be significant; or that any sales will be profitable. The Company expects operating losses to increase for at least the next several years due principally to the anticipated expenses associated with the proposed commercialization of the ALEXA 1000 System, development of, and clinical trials for, the proposed Biofield screening system and other research and development activities.

      The Company had approximately $13,939,000 of cash, cash equivalents and short-term investments at December 31, 1996. Management believes that such funds will be sufficient for the Company to meet its obligations as they become due for at least the next 12 months.