Form 10-Q
period 1997-03-31
BIOFIELD CORP \DE\
filed 1997-05-12
CIK 1007018

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                 --------------

                                   FORM 10-Q

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the Quarterly Period Ended March 31, 1997

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

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

                                                     Yes  X        No
                                                         ---          ---

The number of shares of Issuer's Common Stock, $.001 par value, outstanding as of April 30, 1997 was 6,493,300 shares.

                                 BIOFIELD CORP.
            FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                     INDEX

Part I FINANCIAL INFORMATION                                                                                  PAGE NO.
----------------------------                                                                                  --------
Item 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996............                       3

          Consolidated Statements of Operations for the three month period ended March 31, 1997 and 1996 and for the period October 16, 1987
          (Date of Inception) through March 31, 1997........................................                       4

          Consolidated Statements of Stockholders' Equity for the period October 16, 1987
          (Date of Inception) through March 31, 1997........................................                     5-6

          Consolidated Statements of Cash Flows for the three month period ended March 31, 1997 and 1996 and for the period October 16, 1987
          (Date of Inception) through March 31, 1997........................................                     7-8

          Notes to Consolidated Financial Statements........................................                       9

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................................                    10-18


Part II OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K..................................................                      19

Signatures..................................................................................                      20

Part I      FINANCIAL INFORMATION
Item 1.     FINANCIAL STATEMENTS


                                 BIOFIELD CORP.
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS



                                                                         March 31, 1997   December 31, 1996
                                                                         --------------   -----------------
                                                                          (UNAUDITED)
ASSETS
CURRENT ASSETS:

    Cash and cash equivalents ....................................        $ 8,062,910     $  7,369,973
    Short-term investments .......................................          3,497,625        6,569,406
    Other current assets .........................................            345,947          319,370
                                                                          -----------     ------------
      Total current assets .......................................         11,906,482       14,258,749
PROPERTY AND EQUIPMENT - Net .....................................            624,055          604,246
OTHER ASSETS .....................................................            119,775          124,361
PATENT AND PATENT APPLICATION COSTS - Net ........................            524,814          498,837
                                                                          -----------     ------------
TOTAL ............................................................        $13,175,126     $ 15,486,193
                                                                          ===========     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

    Accounts payable .............................................        $   527,056     $    450,917
    Due to affiliate .............................................            126,050             --
    Accrued expenses .............................................            749,928          909,741
    Capitalized lease obligations ................................             26,177           29,249
                                                                          -----------     ------------
      Total current liabilities ..................................          1,429,211        1,389,907
CAPITALIZED LEASE OBLIGATIONS ....................................               --              4,399
                                                                          -----------     ------------
      Total liabilities ..........................................          1,429,211        1,394,306
                                                                          -----------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

    Preferred stock, $.001 par value; authorized 2,000,000 shares;
      no shares issued ...........................................               --               --
    Common Stock, $.001 par value; authorized 25,000,000 shares;
      outstanding 6,493,300 and 6,433,095 shares, respectively ...              6,493            6,433
    Additional paid-in capital ...................................         49,716,174       49,454,334
    Accumulated deficit during development stage .................        (37,976,752)     (35,368,880)
                                                                          -----------     ------------
    Total stockholders' equity ...................................         11,745,915       14,091,887
                                                                          -----------     ------------
TOTAL ............................................................        $13,175,126     $ 15,486,193
                                                                          ===========     ============





                 See notes to consolidated financial statements

                                 BIOFIELD CORP.
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                             Period October 16,
                                                            Three-Month     Three-Month        1987 (Date of
                                                           Period Ended     Period Ended    Inception) through
                                                          March 31, 1997   March 31, 1996     March 31, 1997
                                                          --------------   --------------   -------------------
OPERATING EXPENSES:

    Research and development ................              $ 1,854,247      $ 1,824,935      $ 27,560,933
    Selling, general and administrative .....                  922,838          614,411        11,621,019
                                                           -----------      -----------      ------------
      Total operating expenses ..............                2,777,085        2,439,346        39,181,952
                                                           -----------      -----------      ------------

OTHER INCOME (EXPENSE):

    Interest income .........................                  170,628           95,197         1,650,656
    Interest expense ........................                   (1,415)          (2,615)         (445,456)
                                                           -----------      -----------      ------------
      Net other income ......................                  169,213           92,582         1,205,200
                                                           -----------      -----------      ------------
NET LOSS ....................................              $(2,607,872)     $(2,346,764)     $(37,976,752)
                                                           ===========      ===========      ============

NET LOSS PER COMMON AND COMMON
    EQUIVALENT SHARE:

    Primary .................................              $     (0.40)     $     (1.04)
                                                           ===========      ===========
    Fully-diluted ...........................              $     (0.40)     $     (0.48)
                                                           ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON
    AND COMMON EQUIVALENT SHARES
    OUTSTANDING:

    Primary .................................                6,471,903        2,260,642
                                                           ===========      ===========
    Fully-diluted ...........................                6,471,903        4,871,972
                                                           ===========      ===========






                 See notes to consolidated financial statements

                                 BIOFIELD CORP.
                         (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          OCTOBER 16, 1987 (DATE OF INCEPTION) THROUGH MARCH 31, 1997



                                                  Series A              Series B              Series C
                                                Preferred Stock      Preferred Stock        Preferred Units          Common Stock
                                               ------------------    ----------------    --------------------   ------------------
                                               Shares      Amount    Shares    Amount      Units      Amount    Shares      Amount
                                               ------      -----     ------    -----     --------    --------  ---------    -------
Issuance of stock, October 16, 1987
   (date of inception) ($ .16 per share, net)    --       $ --        --      $ --           --      $   --      549,020    $    55
Issuance of stock in connection with
   patent acquisition ($ .001 per share) ....    --         --        --        --           --          --      235,294         24
Net loss, October 16, 1987 to
   March 31, 1988 ..........................     --         --        --        --           --          --         --         --
                                                -----      -----     -----     -----     --------    --------  ---------    -------

BALANCE AT MARCH 31, 1988                        --         --        --        --           --          --      784,314         79
Net loss ...................................     --         --        --        --           --          --         --         --
                                                -----      -----     -----     -----     --------    --------  ---------    -------
BALANCE AT MARCH 31, 1989                        --         --        --        --           --          --      784,314         79
Net loss ...................................     --         --        --        --           --          --         --         --
                                                -----      -----     -----     -----     --------    --------  ---------    -------
BALANCE AT MARCH 31, 1990                        --         --        --        --           --          --      784,314         79
Acquisition of 235,294 shares of
   treasury stock ($.001 per share) ........     --         --        --        --           --          --         --         --
Net loss ...................................     --         --        --        --           --          --         --         --
                                                -----      -----     -----     -----     --------    --------  ---------    -------
BALANCE AT MARCH 31, 1991                        --         --        --        --           --          --      784,314         79
Retirement of treasury stock ...............     --         --        --        --           --          --     (235,294)       (24)
Issuance of stock in exchange for
   stockholder debt ($2.90 per share) ......     --         --        --        --           --          --      431,372         43
Sale of stock ($.82 per share, net) ........     --         --        --        --           --          --       24,510          2
Amortization of deferred compensation ......     --         --        --        --           --          --         --         --
Net loss ...................................     --         --        --        --           --          --         --         --
                                                -----      -----     -----     -----     --------    --------  ---------    -------

BALANCE AT MARCH 31, 1992                        --         --        --        --           --          --    1,004,902        100
Sale of stock in connection with private
   placement ($7.67 per share, net) ........     --         --        --        --           --          --      557,475         55
Exercise of stock options ..................     --         --        --        --           --          --        2,451          1
Amortization of deferred compensation ......     --         --        --        --           --          --         --         --
Change in par value of common stock
   from $.0001 to $.001 ....................     --         --        --        --           --          --         --        1,408
Net loss ...................................     --         --        --        --           --          --         --         --
                                                -----      -----     -----     -----     --------    --------  ---------    -------

BALANCE AT MARCH 31, 1993
   (carried forward) .......................     --        $--        --       $--           --      $   --    1,564,828    $ 1,564
                                                -----      -----     -----     -----     --------    --------  ---------    -------

                                                            Additional
                                                              Paid-In       Accumulated     Treasury
                                                             Capital         Deficit         Stock       Total
                                                           -----------      -----------     --------  -----------
Issuance of stock, October 16, 1987
   (date of inception) ($.16 per share, net) .....         $    91,898      $      --       $--       $    91,953
Issuance of stock in connection with
   patent acquisition ($.001 per share) ..........                 276             --        --               300
Net loss, October 16, 1987 to

   March 31, 1988 ................................                --           (159,359)     --          (159,359)
                                                           -----------      -----------     -----     -----------

BALANCE AT MARCH 31, 1988                                       92,174         (159,359)     --           (67,106)
Net loss .........................................                --           (495,520)     --          (495,520)
                                                           -----------      -----------     -----     -----------
BALANCE AT MARCH 31, 1989                                       92,174         (654,879)     --          (562,626)
Net loss .........................................                --           (233,347)     --          (233,347)
                                                           -----------      -----------     -----     -----------
BALANCE AT MARCH 31, 1990                                       92,174         (888,226)     --          (795,973)
Acquisition of 235,294 shares of
   treasury stock ($.001 per share) ..............                --               --        (300)           (300)
Net loss .........................................                --           (285,179)     --          (285,179)
                                                           -----------      -----------     -----     -----------
BALANCE AT MARCH 31, 1991                                       92,174       (1,173,405)     (300)     (1,081,452)
Retirement of treasury stock .....................                (276)            --         300            --
Issuance of stock in exchange for
   stockholder debt ($2.90 per share) ............           1,248,638             --        --         1,248,681
Sale of stock ($.82 per share, net) ..............              19,998             --        --            20,000
Amortization of deferred compensation ............             136,880             --        --           136,880
Net loss .........................................                --           (461,061)     --          (461,061)
                                                           -----------      -----------     -----     -----------

BALANCE AT MARCH 31, 1992                                    1,497,414       (1,634,466)     --          (136,952)
Sale of stock in connection with private
   placement ($7.67 per share, net) ..............           4,275,223             --        --         4,275,278
Exercise of stock options ........................                 624             --        --               625
Amortization of deferred compensation ............             477,453             --        --           477,453
Change in par value of common stock
   from $.0001 to $.001 ..........................              (1,408)            --        --              --
Net loss .........................................                --         (3,099,637)     --        (3,099,637)
                                                           -----------      -----------     -----     -----------

BALANCE AT MARCH 31, 1993
   (carried forward) .............................         $ 6,249,306      $(4,734,103)    $--       $ 1,516,767
                                                           -----------      -----------     -----     -----------


                                                                    (Continued)

                               BIOFIELD CORP.

                        (A Development Stage Company)

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         OCTOBER 16, 1987 (DATE OF INCEPTION) THROUGH MARCH 31, 1997
--------------------------------------------------------------------------------

                                                             Series A                      Series B               Series C
                                                          Preferred Stock               Preferred Stock        Preferred Units
                                                        --------------------            ---------------        ----------------
                                                        Shares        Amount            Shares   Amount        Units     Amount
                                                        ------        ------            ------   ------        -----     ------
BALANCE AT MARCH 31, 1993
   (brought forward)....................                     --     $    --                --   $     --          --     $   --
Exercise of stock options...............                     --          --                --         --          --         --
Sale of Series A Preferred Stock
   ($3.97 per share, net)...............              2,119,896       2,120                --         --          --         --
Issuance of Series A Preferred Stock in
   exchange for notes payable to related
   parties ($4.50 per share)............                222,222         222                --         --           --         --
Issuance of warrants....................                     --          --                --         --           --         --
Amortization of deferred compensation                        --          --                --         --           --         --
Net loss................................                     --          --                --         --           --         --
                                                      ---------     -------           -------  ---------      -------     ------
BALANCE AT MARCH 31, 1994                             2,342,118       2,342                --         --           --         --
Sale of Series B Preferred Stock ($4.04
   per share, net)......................                     --          --           481,644        482           --         --
Issuance of warrants...............                          --          --                --         --           --         --
Amortization of deferred compensation                        --          --                --         --           --         --
Net loss................................                     --          --                --         --           --         --
                                                      ---------     -------           -------  ---------      -------     ------
BALANCE AT DECEMBER 31, 1994............              2,342,118       2,342           481,644        482           --         --
 Sale of Series C Preferred Stock ($4.11
   per unit, net).......................                     --          --                --         --    2,914,771      2,915
Issuance of warrants...............                          --          --                --         --           --         --
Amortization of deferred compensation                        --          --                --         --           --         --
Net loss................................                     --          --                --         --           --         --
                                                      ---------     -------           -------  ---------      -------     ------
BALANCE AT DECEMBER 31, 1995............              2,342,118       2,342           481,644        482    2,914,771      2,915
Sale of stock in connection with public
   offering ($9.91 per share, net)......                     --          --                --         --           --         --
Conversion of Series A, Series B
   and Series C Preferred Stock to
   Common Stock.........................             (2,342,118)     (2,342)         (481,644)      (482)  (2,914,771)    (2,915)
Exercise of warrants....................                     --          --                --         --           --         --
Amortization of deferred compensation                        --          --                --         --           --         --
Net loss................................                     --          --                --         --           --         --
                                                      ---------     -------           -------  ---------      -------     ------
BALANCE AT DECEMBER 31, 1996............                     --          --                --         --           --         --
Exercise of stock options (unaudited)                        --          --                --         --           --         --
Exercise of warrants (unaudited)........                     --          --                --         --           --         --
Net loss (unaudited)....................                     --          --                --         --           --         --
                                                      ---------     -------           -------  ---------      -------     ------
BALANCE AT MARCH 31, 1997

   (unaudited)..........................                     --     $    --                --  $      --           --    $    --
                                                      =========     =======           =======  =========      =======    =======
                                                Common Stock        Additional
                                             ------------------      Paid-In        Accumulated         Treasury
                                             Shares      Amount      Capital          Deficit             Stock        Total
                                             ------      ------     ----------      -----------         --------       -----
BALANCE AT MARCH 31, 1993
   (brought forward)....................     1,564,828   $  1,564   $ 6,249,306     $ (4,734,103)        $      --   $ 1,516,767
Exercise of stock options...............           735          1           187               --                --           188
Sale of Series A Preferred Stock
   ($3.97 per share, net)...............            --         --     8,411,370               --                --     8,413,490
Issuance of Series A Preferred Stock in
   exchange for notes payable to related
   parties ($4.50 per share)............            --         --       999,778               --                --     1,000,000
Issuance of warrants....................            --         --         2,119               --                --         2,119
Amortization of deferred compensation               --         --     1,580,320               --                --     1,580,320
Net loss................................            --         --            --       (6,899,515)               --    (6,899,515)
                                             ---------   --------   -----------     ------------         ---------   -----------
BALANCE AT MARCH 31, 1994                    1,565,563      1,565    17,243,080      (11,633,618)               --     5,613,369
Sale of Series B Preferred Stock ($4.04
   per share, net)......................            --         --     1,947,149               --                --     1,947,631
Issuance of warrants....................            --         --             6               --                --             6
Amortization of deferred compensation               --         --        14,859               --                --        14,859
Net loss................................            --         --            --       (4,959,312)               --    (4,959,312)
                                             ---------   --------   -----------     ------------         ---------   -----------
BALANCE AT DECEMBER 31, 1994............     1,565,563      1,565    19,205,094      (16,592,930)               --     2,616,553
 Sale of Series C Preferred Stock ($4.11
   per unit, net).......................            --         --    11,977,856               --                --    11,980,771
Issuance of warrants....................            --         --           161               --                --           161
Amortization of deferred compensation               --         --       195,874               --                --       195,874
Net loss................................            --         --            --       (8,739,860)               --    (8,739,860)
                                             ---------   --------   -----------     ------------         ---------   -----------
BALANCE AT DECEMBER 31, 1995............     1,565,563      1,565    31,378,985      (25,332,790)               --     6,053,499
Sale of stock in connection with public
   offering ($9.91 per share, net)......     1,819,000      1,819    18,026,419               --                --    18,028,238
Conversion of Series A, Series B
   and Series C Preferred Stock to
   Common Stock.........................     3,046,474      3,047         2,692               --                --            --
Exercise of warrants....................         2,058          2        20,145               --                --        20,147
Amortization of deferred compensation               --         --        26,093               --                --        26,093
Net loss................................            --         --            --      (10,036,090)                    (10,036,090)
                                             ---------   --------   -----------     ------------         ---------   -----------
BALANCE AT DECEMBER 31, 1996............     6,433,095      6,433    49,454,334      (35,368,880)               --    14,091,887
Exercise of stock options (unaudited)           50,674         50       168,541               --                --       168,591
Exercise of warrants (unaudited)........         9,531         10        93,299               --                --        93,309
Net loss (unaudited)....................            --         --            --       (2,607,872)               --    (2,607,872)
                                             ---------   --------   -----------     ------------         ---------   -----------
BALANCE AT MARCH 31, 1997
   (unaudited)..........................     6,493,300   $  6,493   $49,716,174     $(37,976,752)        $      --   $11,745,915
                                             =========   ========   ===========     ============         =========   ===========

                                                                     (Concluded)

                See notes to consolidated financial statements

                                BIOFIELD CORP.

                        (A Development Stage Company)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)


                                                                                                                Period October 16,
                                                                          Three-Month        Three-Month          1987 (Date of
                                                                          Period Ended       Period Ended      Inception) through
                                                                         March 31, 1997      March 31,1996       March 31, 1997
                                                                         --------------      -------------     -------------------
OPERATING ACTIVITIES:
   Net loss........................................................       $  (2,607,872)     $  (2,346,764)       $(37,976,752)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization ................................             116,146            150,364           1,793,536
     Amortization of investment premiums / (discounts).............              16,796                 --              81,580
     Loss on disposal of property and equipment....................                  --                 --              42,713
     Loss on license and settlement agreement......................                  --                 --              49,026
     Noncash compensation..........................................                  --             26,093           2,431,479
     Interest paid in Common Stock.................................                  --                 --             297,148
     Changes in assets and liabilities:

       Other current assets........................................             (26,577)          (105,829)           (345,947)
       Other assets................................................               1,356                 --            (126,235)
       Due to affiliate............................................             126,050             31,393             126,050
       Contractual settlement......................................                  --           (311,396)                 --
       Accounts payable and accrued expenses.......................             (83,674)           596,535           1,164,552
                                                                          -------------      -------------        ------------
         Net cash used in operating activities.....................          (2,457,775)        (1,959,604)        (32,462,850)
                                                                          -------------      -------------        ------------
INVESTING ACTIVITIES:

   Acquisition of property and equipment...........................            (128,702)           (80,765)         (2,258,494)
   Costs incurred for patents and patent applications..............             (30,000)           (31,509)           (577,942)
   Proceeds from sale of property and equipment....................                  --                 --               3,418
   Purchase of short-term investments..............................            (490,937)                --         (15,345,127)
   Proceeds from sales of short-term investments...................           3,545,922          3,000,000          11,765,922
                                                                          -------------      -------------        ------------
         Net cash provided by / (used in) investing activities.....           2,896,283          2,887,726          (6,412,223)
                                                                          -------------      -------------        ------------

FINANCING ACTIVITIES:

   Repayments of capitalized lease obligations.....................              (7,471)            (6,270)            (56,057)
   Proceeds from issuance of Series A Preferred Stock - net........                --                   --           8,413,490
   Proceeds from issuance of Series B Preferred Stock - net........                --                   --           1,947,631
   Proceeds from issuance of Series C Preferred Stock - net........                --                   --          11,980,771
   Proceeds from issuance of Common Stock and warrants - net.......                --           18,028,238          22,417,755
   Proceeds from exercise of stock options and warrants............             261,900                 --             282,860
   Proceeds from bank borrowings...................................                --                   --             520,000
   Payment on bank borrowings......................................                --                   --            (520,000)
   Repayment of advances from stockholder..........................                --                   --            (145,000)
   Proceeds from notes payable issued to stockholder and related party             --                   --           2,096,533
                                                                          -------------      -------------        ------------
         Net cash provided by financing activities.................             254,429         18,021,968          46,937,983
                                                                          -------------      -------------        ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS..........................             692,937         18,950,090           8,062,910
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....................           7,369,973          3,271,341                  --
                                                                          -------------      -------------        ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD...........................       $   8,062,910      $  22,221,431        $  8,062,910
                                                                          =============      =============        ============

                                                                     (Continued)

                                BIOFIELD CORP.

                        (A Development Stage Company)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)


                                                                                                                Period October 16,
                                                                          Three-Month        Three-Month          1987 (Date of
                                                                          Period Ended       Period Ended      Inception) through
                                                                         March 31, 1997      March 31,1996       March 31, 1997
                                                                         --------------      -------------     -------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:
     Cash paid during the period for interest..........................   $        435       $       2,615     $          56,320
                                                                          =============      =============     =================
SUPPLEMENTAL SCHEDULE FOR NONCASH INVESTING
    AND FINANCING ACTIVITIES:
     Acquisition of property and equipment under capitalized
     lease transactions................................................   $          --      $          --     $          88,234
                                                                          =============      =============     =================

     During the year ended March 31, 1994, the Company issued 222,222 shares of Series A Preferred Stock in exchange for an aggregate of $1 million in notes payable to a principal stockholder and a former Director

     Notes payable.....................................................                                        $       1,000,000
                                                                                                               =================

     Issuance of Series A Preferred Stock..............................                                        $       1,000,000
                                                                                                               =================

     At inception, the Company acquired the rights to a patent and assumption of liabilities in exchange for 235,294 shares of Common Stock, as follows:

     Fair value of patent acquired.....................................                                        $         112,732
     Liabilities assumed...............................................                                                  112,432
                                                                                                               -----------------
     Issuance of Common Stock..........................................                                        $             300
                                                                                                               =================

     Pursuant to a license and settlement agreement with respect to the patent acquired (above), the Company received its 235,294 shares of Common
       Stock during fiscal 1991, which was retired

     Remaining carrying value of patent on date of license and
       settlement agreement............................................                                        $          49,326
     Common Stock returned to the Company..............................                                                      300
                                                                                                               =================
     Loss on Settlement................................................                                        $          49,026
                                                                                                               =================
     During fiscal 1992, the Company exchanged 431,372 shares of Common Stock for $96,660 in notes and $1,152,021 in debt and accrued interest, payable to its principal stockholder

     Notes payable.....................................................                                        $          96,660
     Debt..............................................................                                                  854,873
     Accrued interest..................................................                                                  297,148
                                                                                                               -----------------
     Issuance of Common Stock..........................................                                        $       1,248,681
                                                                                                               =================

                                                                     (Concluded)

                See notes to consolidated financial statements

                                BIOFIELD CORP.

                        (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY - The consolidated balance sheet as of March 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the three month periods ended March 31, 1997 and 1996 and for the period October 16, 1987 (date of inception) through March 31, 1997 have been prepared by Biofield Corp. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and 1996 and for the period October 16, 1987 (date of inception) through March 31, 1997 have been made. During the interim periods reported on, the accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods and described in the Company's annual report for the year ended December 31, 1996 filed on Form 10-K with the Securities and Exchange Commission on March 27, 1997 (the "Annual Report").

    During the first quarter of 1997, the Company formed a wholly owned Delaware corporation named Biofield International, Inc. ("Biofield International"). In addition, Biofield International formed Biofield International Inc.-Branch ("Branch"), a U.S. branch located in Switzerland, organized to expand the Company's European marketing and sales efforts.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements, which include the financial position, results of operations, and cash flows for Biofield Corp. and its wholly owned subsidiaries, should be read in conjunction with the financial statements for the year ended December 31, 1996 included in the Company's Annual Report. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

2. RECLASSIFICATIONS - Certain prior period amounts have been reclassified to conform with the current period presentation.

3. CONSOLIDATED FINANCIAL STATEMENTS - The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

4. DESCRIPTIVE ANALYSIS - The descriptive analysis contained herein compares the financial results of the three months ended March 31, for the years 1997 and 1996. To accommodate the comparison of pertinent financial information, the following terms will be used to denote the respective periods:

              Firstquarter of 1997 - three months ended March 31, 1997 First quarter of 1996 - three months ended March 31, 1996

5. NET LOSS PER SHARE - Primary and fully-diluted net loss per common and common equivalent share have been computed based on the weighted average number of common stock and common stock equivalent shares outstanding during the periods presented.

    Upon the closing date of the Company's Initial Public Offering, March 22, 1996, all shares of Series A, Series B and Series C Convertible Preferred Stock automatically converted into shares of Common Stock. First quarter of 1996 primary net loss per common and common equivalent share is computed based upon the actual conversion date of the Company's convertible preferred stock, March 22, 1996. First quarter of 1996 fully-diluted net loss per common and common equivalent share assumes conversion of the convertible preferred stock as of the beginning of the period presented.

    Common stock equivalents, except as discussed above, are not included in the computation of net loss per common and common equivalent share since their effect is antidilutive.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

       The following discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and other information included in this Quarterly Report on Form 10-Q.

OVERVIEW

      Biofield Corp. is a medical technology company that has developed an innovative system for detecting breast cancer through the skin in a non-invasive and objective procedure. The Company's breast cancer diagnostic device, the ALEXA(TM) 1000 System, employs unique, single-use sensors and a measurement device to detect and analyze changes in cellular electrical charge distributions associated with the development of epithelial cancers, such as breast cancer. The ALEXA 1000 System is not available for commercial distribution in the United States at this time and will not be available until U.S. Food and Drug Administration ("FDA") pre-market approval is received. On December 30, 1996, the Company submitted a pre-market approval application ("PMA") to the FDA for the ALEXA 1000 System. On February 27, 1997, the FDA informed the Company that its PMA had not been accepted for filing and requested that the Company address deficiencies in the PMA before further consideration of such PMA. The Company remains confident in the findings of its U.S. Multi-center Study conducted at six major medical institutions in the United States and is working closely with the FDA to advance the PMA process. The FDA also advised the Company that its application, upon resubmission, will continue to be considered under its Expedited Review policy. The Company believes that the ALEXA 1000 System could improve early diagnosis, reduce diagnostic uncertainty and decrease the number of diagnostic procedures, including surgical biopsies, performed on suspicious lesions. See "Cautionary Statements Regarding Forward-Looking Statements--Uncertainty of Pre-market Approval for the ALEXA 1000 System."

      The laws of certain European countries may permit the Company to begin marketing the ALEXA 1000 System in Europe before marketing would be permitted in the United States. The Company currently anticipates a product introduction in Europe during the second half of 1997. There can be no assurance that the Company's proposed marketing schedules or plans can or will be met.

      As a development stage company, the Company has incurred net losses since inception through March 31, 1997 of approximately $38 million. The Company expects operating losses will increase for at least the next several years as total costs and expenses increase due principally to the FDA pre-market approval process for the ALEXA 1000 System, marketing and manufacturing expenses associated with the anticipated commercialization of the ALEXA 1000 System, as well as development of, and clinical trials for, the proposed Biofield screening system and other research and development activities.

      To date, the Company has not marketed, or generated revenues from the commercialization of, any products. The Company's results may vary significantly from period to period depending on several factors, such as the timing of certain expenses and the progress of the pre-market approval process for the ALEXA 1000 System, the Company's research and development and commercialization programs, all of which may be affected by the availability of funds.

RESULTS OF OPERATIONS

      Research and development expenses include the costs of engineering, manufacturing and clinical trials and related activities conducted in connection with required governmental and regulatory approvals for the ALEXA 1000 System, which consists of the ALEXA 1000 Diagnostic Device and ALEXA 1000 Sensors, as well as expenses for the development of the proposed Biofield screening system and preclinical research related to the enhancement of the technology and its development for use in the detection of other cancers. Research and development expenses increased by 2% to $1,854,000 for the three months ended March 31, 1997, compared to $1,825,000 for the three months ended March 31, 1996.

      Selling, general and administrative expenses increased by 50% to $923,000 for the three months ended March 31, 1997, compared to $614,000 for the three months ended March 31, 1996. This increase was primarily attributable to expenses incurred in connection with the Company's European marketing activities, severance benefits pursuant to employment arrangements with former U.S. sales and marketing employees, investor relations and additional premiums for directors' and officers' liability insurance.

      The Company's interest income increased by 80% to $171,000 for the three months ended March 31, 1997, compared to $95,000 for the three months ended March 31, 1996. The increase in interest income during 1997 was primarily due to higher average invested cash, cash equivalent and short-term investment balances compared to those of the previous period.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      As a result of the foregoing, net loss increased by 11% to $2,608,000 for the three months ended March 31, 1997, compared to $2,347,000 for the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 1997, the Company had total cash, cash equivalents and short-term investments of $11.6 million, of which $11.2 million was invested in investment grade corporate obligations, money market funds and shares of liquid (auction-market) preferred stock and bonds.

      As of March 31, 1997, the Company had working capital of $10.5 million compared to $12.9 million at December 31, 1996. The decrease in working capital was the result of approximately $2.6 million of cash used primarily to finance the Company's operations and capital requirements, offset by approximately $262,000 in proceeds received upon the exercise of stock options and warrants. The Company does not expect to generate a positive internal cash flow for at least several years due to the expected increase in spending related to the pre-market approval process for the ALEXA 1000 System, research and development and the expected costs of commercializing the ALEXA 1000 System in Europe and, pending FDA approval, in the U.S.

      Capital expenditures during the first quarter of 1997 were approximately $129,000, consisting of manufacturing equipment and computer equipment.

      During the first quarter of 1997, there were no changes in the Company's existing debt agreements, and the Company had no outstanding bank loans as of March 31, 1997.

      The Company believes that its available cash, cash equivalents and investment securities and investment income should be sufficient to fund the Company's operations until the end of calendar year 1997. However, the Company's future capital requirements will depend on many factors, including the following: the time and cost involved in obtaining regulatory approvals; the progress of its research and development projects; the progress of preclinical and clinical testing; the cost of filing, prosecuting, defending or enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in the Company's existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that the Company may establish; and the development of commercialization activities and arrangements. The Company will require substantial additional funds for its research and development programs, preclinical and clinical testing, operating expenses, regulatory processes, and manufacturing programs. There can be no assurances that any required additional financing can be obtained, and if obtained, at reasonable terms.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

      Statements in this Quarterly Report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in the Company's press releases or oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Factors that might cause such a difference include, without limitation, the information set forth below. In addition to statements which explicitly describe such risks and uncertainties, statements labeled with the terms "believes", "belief", "expects", "plans" or "anticipates" should be considered uncertain and forward-looking. All cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report.

         Uncertainty of Pre-market Approval for the ALEXA 1000 System. On December 30, 1996, the Company submitted its PMA to the FDA for the ALEXA 1000 System. On February 27, 1997, the FDA informed the Company that its PMA had not been accepted for filing and requested that the Company address deficiencies in the PMA for further consideration of such PMA. Specifically, the FDA has not accepted the findings from the Company's U.S. Multi-center Study as submitted due to the FDA's issues concerning the study design and, in particular, the development and selection of the algorithm used on the supporting data set. The FDA advised the Company that it must select a final algorithm and then test it with an independent data set. Further, the FDA stated that a clinical trial design that supports the indications for use of the ALEXA 1000 System should include the impact on patient management.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      The Company's PMA for the ALEXA 1000 System is based principally upon the results of its U.S. Multi-center Study, which results have not been accepted by the FDA based upon its initial review of the Company's PMA. If the Company is required to submit additional data to the FDA or conduct additional clinical trials in support of its PMA, there would be further delays, which may be significant, in the approval process for the ALEXA 1000 System. Conducting additional clinical trials could also require the expenditure of substantial additional funds, for which additional financing would be required. Furthermore, there can be no assurance that results obtained in any other studies that may be conducted by the Company will be consistent with the results obtained in the U.S. Multi-center Study or that any such results will be accepted by the FDA. There can be no assurance that the FDA or other regulatory approvals for the ALEXA 1000 System will be granted on a timely basis, or at all. Failure to obtain FDA approval to market the ALEXA 1000 System would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

      Limited Operating History; Continuing Operating Losses. The Company has a limited history of operations. Since its inception in October 1987, the Company has engaged principally in the development of the ALEXA 1000 System, which has not been approved for sale in the United States. Consequently, the Company has little experience in manufacturing, marketing and selling its products. The Company currently has no source of operating revenue and has incurred net operating losses since its inception. At March 31, 1997, the Company had an accumulated deficit of $37,976,752. Such losses have resulted principally from costs incurred in research and development and clinical trials and from general and administrative costs associated with the Company's operations. The Company expects operating losses to increase for at least the next several years due principally to the anticipated expenses associated with the pre-market approval process for the ALEXA 1000 System, the proposed commercialization of the ALEXA 1000 System, development of, and clinical trials for, the proposed Biofield screening system and other research and development activities.

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

      Limited Manufacturing History. The Company does not have any manufacturing or production facilities or experience in manufacturing or contracting for the manufacturing of its proposed products in the volumes that will be necessary for the Company to achieve significant commercial sales in the event it obtains regulatory approval to market its products. While the Company does not currently manufacture any of its products, it may do so in the future. The Company has no experience in the manufacture of medical products for clinical trials or commercial purposes. Should the Company manufacture its products, the Company's manufacturing facilities would be subject to the full range of current Good Manufacturing Practices ("GMP") regulations and similar risks of delay or difficulty in manufacturing and the Company would require substantial additional capital to establish such manufacturing facilities. In addition, there can be no assurance that the Company would be able to manufacture any such products successfully or cost-effectively.

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

regulatory approvals. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more effective than those developed or marketed by the Company or that would render the Company's technology and products obsolete or noncompetitive. Additionally, there can be no assurance that the Company will be able to compete against such competitors and potential competitors in terms of manufacturing, marketing and sales. Although the Company believes that its products may offer certain technological advantages over its competitors' currently-marketed products, earlier entrants in the market for a diagnostic application often obtain and maintain significant market share relative to later entrants. Physicians using imaging equipment such as x-ray mammography equipment, ultrasound or high frequency ultrasound systems, MRI systems, stereotactic needle biopsy and thermography, diaphonography and transilluminational devices may not use the ALEXA 1000 System or any other products that the Company may develop. Currently, mammography is employed widely and the Company's ability to sell the ALEXA 1000 System to medical facilities will, in part, be dependent on the Company's ability to demonstrate the clinical utility of the ALEXA 1000 System as an adjunct to mammography and physical examination and its advantages over other available diagnostic tests.

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

      Potential Reliance on International Sales. The Company intends to commence commercial sales of the ALEXA 1000 System in Europe prior to commencing commercial sales in the United States, where sales cannot occur unless and until the Company receives pre-market approval from the FDA. Thus, until the Company receives approval from the FDA to market the ALEXA 1000 System, as to which there can be no assurance, the Company's revenues, if any, will be derived from international sales. A significant portion of the Company's revenues, therefore, may be subject to the risks associated with international sales, including economic or political instability, shipping delays, fluctuations in foreign currency exchange rates, foreign regulatory requirements and various trade restrictions, all of which could have a significant impact on the Company's ability to deliver products on a competitive and timely basis. Future imposition of, or significant increases in the level of, customs duties, export quotas or other trade restrictions could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. The regulation of medical devices, particularly in Europe, continues to develop and there can be no assurance that new laws or regulations will not have an adverse effect on the Company.

      Government Regulation; No Assurance of Regulatory Approvals. The manufacture and sale of medical devices, including the ALEXA 1000 System, the proposed Biofield screening system, and any other products that may be developed by the Company are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA and corresponding state agencies, and in other countries. In the United States, the Company's products are regulated as medical devices and are subject to the FDA's pre-market clearance or approval requirements. Securing FDA clearances and approvals may require the submission of extensive clinical data and supporting information to the FDA. The results of the Company's U.S. Multi-center Study have not been accepted by the FDA based upon its initial review of the Company's PMA. If the Company is required to submit additional data to the FDA or conduct additional clinical trials in support of its PMA, there would be further delays, which may be significant, in the approval process for the ALEXA 1000 System. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain and frequently requires from one to several years from the date of the FDA submission, if pre-market approval is obtained at all. Although the FDA has granted Expedited Review status to the ALEXA 1000, there can be no assurance that such status will result in timely approval of the ALEXA 1000 System, if at all. Failure to obtain FDA approval to market the ALEXA 1000 System would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

      Sales of medical devices outside of the United States are subject to international regulatory requirements that vary from country to country. The time required to obtain approval for sale internationally may be longer or shorter than that required for FDA approval and the requirements may differ. In addition, in order to sell its products within the European Economic Area following June 14, 1998, companies are required to achieve compliance with the requirements of the MDD and affix a "CE" marking on their products to attest such compliance. The Company has not obtained such certifications, and there can be no assurance that it will be able to do so in a timely manner, or at all.

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

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      Uncertain Ability to Protect Patents and Proprietary Technology and Information. The Company's ability to compete effectively in the medical products industry will depend on its success in protecting its proprietary technology, both in the United States and abroad. The patent positions of medical products companies generally involve complex legal and factual questions. The Company's proprietary products and technology are covered by eight U.S. patents owned by the Company, and additional applications pending with the United States Patent and Trademark Office ("PTO"). The Company has filed, and intends to continue to file, patent applications in certain foreign jurisdictions covering the patent claims that are the subject of U.S. patents and patent applications. There can be no assurance that the PTO or foreign jurisdictions will grant the Company's pending patent applications or that the Company will obtain any patents or other protection for which it has applied. There can be no assurance that patents issued to or licensed by or to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide any competitive advantage. The Company could incur substantial costs in defending any patent infringement suits or in asserting any patent rights, including those granted by third parties.

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

      Potential for Environmental Liability. A portion of the Company's manufacturing processes involves the controlled use of potentially hazardous materials. The Company may in the future become subject to stringent federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of such materials. There can be no assurance that the Company will not incur significant future costs to comply with environmental laws, rules, regulations and policies, or that the business, financial position, cash flows or results of operations of the Company will not be materially and adversely affected by current or future environmental laws, rules, regulations and policies or by any releases or discharges of hazardous materials.

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

      Possible Volatility of Stock Price. The trading price of the Company's Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results, announcements of regulatory developments and collaborative arrangements or new products by the Company or its competitors, changes in earning estimates by analysts, general conditions in the medical device industry, and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar or related to that of the Company and that have been unrelated to the operating performance of these companies. These market fluctuations may adversely affect the market price of the Company's Common Stock.

      Possible Anti-Takeover Effects of Delaware Law. The Company is subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person becomes an interested stockholder, unless the business combination is approved in a prescribed manner or unless the interested stockholder acquires at least 85% of the corporation's voting stock (excluding shares held by certain designated stockholders) in the transaction in which it becomes an interested stockholder. A "business combination" includes mergers, asset sales and other transactions resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an "interested stockholder" is a person who, together with affiliates and associates, owns, or within the previous three years did own, 15% or more of the corporation's voting stock. This provision of the Delaware law could delay and make more difficult a business combination even if the business combination would be beneficial, in the short term, to the interests of the Company's stockholders and also could limit the price certain investors might be willing to pay in the future for shares of Common Stock.

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

PART II   OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K

          a. Exhibits                 Exhibit 27.  Financial Data Schedule
                                      (for SEC use only).

          b. Reports on Form 8-K      The Company filed a report on Form 8-K,
                                      dated February 27, 1997, under Item 5.
                                      Other Events. The Company filed a report on Form 8-K, dated March 17, 1997, under
                                      Item 5. Other Events.  There were no
                                      financial statements filed in conjunction with such reports filed on Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BIOFIELD CORP.

               May 12, 1997               /s/ D. CARL LONG
                                         -------------------------------------
                                         By: D. Carl Long
                                         President, Chief Executive Officer
                                         and Vice Chairman of the Board
                                         (Principal Executive Officer)

               May 12, 1997               /s/ TIMOTHY G. ROCHE
                                         -------------------------------------
                                         By: Timothy G. Roche
                                         Director of Finance and
                                         Corporate Controller
                                         (Principal Financial Officer)