Form 10-Q
period 1997-06-30
BIOFIELD CORP \DE\
filed 1997-08-14
CIK 1007018

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                   ---------

                                   FORM 10-Q


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

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

                                        Yes   X       No
                                           -------       --------

The number of shares of Issuer's Common Stock, $.001 par value, outstanding as of June 30, 1997 was 6,493,300 shares.

                                 BIOFIELD CORP.
             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                     INDEX


Part I FINANCIAL INFORMATION
                                                                                                            PAGE NO.
                                                                                                            --------
Item 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996 . . . .                         3

          Consolidated Statements of Operations for the three month and six month periods ended June 30, 1997 and 1996 and for the period October 16, 1987
          (Date of Inception) through June 30, 1997 . . . . . . . . . . . . . . . . . .                         4

          Consolidated Statements of Stockholders' Equity for the period October 16, 1987
          (Date of Inception) through June 30, 1997 . . . . . . . . . . . . . . . . . .                       5-6

          Consolidated Statements of Cash Flows for the six month periods ended June 30, 1997 and 1996 and for the period October 16, 1987 (Date of Inception) through June
          30, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       7-8

          Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . .                         9

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . .                     10-18


Part II OTHER INFORMATION
-------------------------

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS . . . . . . . . . . . . . . .                        19

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . .                          19

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        20


Part I      FINANCIAL INFORMATION
Item 1.     FINANCIAL STATEMENTS
                                 BIOFIELD CORP.
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS


                                                                                       June 30, 1997         December 31, 1996
                                                                                       -------------         -----------------
                                                                                       (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . .       $      7,464,989       $       7,369,973
   Short-term investments   . . . . . . . . . . . . . . . . . . . . . . . . .              1,990,525               6,569,406
   Other current assets   . . . . . . . . . . . . . . . . . . . . . . . . . .                238,504                 319,370
                                                                                    ----------------       -----------------
     Total current assets   . . . . . . . . . . . . . . . . . . . . . . . . .              9,694,018              14,258,749
PROPERTY AND EQUIPMENT - Net  . . . . . . . . . . . . . . . . . . . . . . . .                587,968                 604,246
OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                108,045                 124,361
PATENT AND PATENT APPLICATION COSTS - Net . . . . . . . . . . . . . . . . . .                517,068                 498,837
                                                                                    ----------------       -----------------
TOTAL     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $     10,907,099       $      15,486,193
                                                                                    ================       =================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $        309,927       $         450,917
   Due to affiliate   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 90,000                     --
   Accrued expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,329,393                 909,741
   Capitalized lease obligations  . . . . . . . . . . . . . . . . . . . . . .                 18,372                  29,249
                                                                                    ----------------       -----------------
     Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . .              1,747,692               1,389,907
CAPITALIZED LEASE OBLIGATIONS . . . . . . . . . . . . . . . . . . . . . . . .                     --                   4,399
                                                                                    ----------------       -----------------
     Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,747,692               1,394,306
                                                                                    ----------------       -----------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value; authorized 2,000,000 shares;
     no shares issued   . . . . . . . . . . . . . . . . . . . . . . . . . . .                     --                      --
   Common Stock, $.001 par value; authorized 25,000,000 shares;
     outstanding 6,493,300 and 6,433,095 shares, respectively   . . . . . . .                  6,493                   6,433
   Additional paid-in capital   . . . . . . . . . . . . . . . . . . . . . . .             49,731,904              49,454,334
   Accumulated deficit during development stage   . . . . . . . . . . . . . .            (40,580,079)            (35,368,880)
   Foreign currency translation adjustment  . . . . . . . . . . . . . . . . .                  1,089                      --
                                                                                    ----------------       -----------------
   Total stockholders' equity   . . . . . . . . . . . . . . . . . . . . . . .              9,159,407              14,091,887
                                                                                    ----------------       -----------------
TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $     10,907,099       $      15,486,193
                                                                                    ================       =================





                 See notes to consolidated financial statements

                                 BIOFIELD CORP.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                                                             Period October 16,
                                            Three-Month      Three-Month       Six-Month        Six-Month       1987 (Date of
                                           Period Ended     Period Ended     Period Ended     Period Ended   Inception) through
                                           June 30, 1997    June 30, 1996    June 30, 1997    June 30, 1996    June 30, 1997
                                           ------------     -------------    -------------    -------------    -------------
OPERATING EXPENSES:
  Research and development  . . . . .      $  1,774,662     $  2,110,538     $   3,628,909    $  3,935,473     $ 29,335,595
  Selling, general and administrative           971,255          842,266         1,894,093       1,456,677       12,592,274
                                           ------------     ------------     -------------    ------------     ------------
    Total operating expenses  . . . .         2,745,917        2,952,804         5,523,002       5,392,150       41,927,869
                                           ------------     ------------     -------------    ------------     ------------
OTHER INCOME (EXPENSES):

  Interest income   . . . . . . . . .           143,670          279,726           314,298         374,923        1,794,326
  Interest expense  . . . . . . . . .            (1,080)          (2,335)           (2,495)         (4,950)        (446,536)
                                           ------------     ------------     -------------    ------------     ------------
    Net other income  . . . . . . . .           142,590          277,391           311,803         369,973        1,347,790
                                           ------------     ------------     -------------    ------------     ------------
NET LOSS    . . . . . . . . . . . . .      $ (2,603,327)    $ (2,675,413)    $  (5,211,199)   $ (5,022,177)    $(40,580,079)
                                           ============     ============     =============    ============     ============
NET LOSS PER COMMON AND
  COMMON EQUIVALENT SHARE:
  Primary   . . . . . . . . . . . . .      $       (.40)    $       (.42)    $        (.80)   $      (1.16)
                                           ============     ============     =============    ============
  Fully-diluted   . . . . . . . . . .      $       (.40)    $       (.42)    $        (.80)   $       (.89)
                                           ============     ============     =============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES
  OUTSTANDING:
  Primary   . . . . . . . . . . . . .         6,493,300        6,431,082         6,482,661       4,345,862
                                           ============     ============     =============    ============
  Fully-diluted   . . . . . . . . . .         6,493,300        6,431,082         6,482,661       5,651,527
                                           ============     ============     =============    ============

                 See notes to consolidated financial statements

                                 BIOFIELD CORP.
                         (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           OCTOBER 16, 1987 (DATE OF INCEPTION) THROUGH JUNE 30, 1997



                                                 Series A        Series B              Series C
                                             Preferred Stock Preferred Stock       Preferred Units             Common Stock
                                             --------------- ---------------       ---------------        ----------------------
                                             Shares   Amount Shares   Amount       Units     Amount       Shares          Amount
                                             ------   ------ ------   ------       -----     ------       ------          ------

Issuance of stock, October 16, 1987
  (date of inception) ($.16 per share, net)      --   $ --     --     $ --           --         $ --         549,020    $   55
Issuance of stock in connection with
  patent acquisition ($.001 per share)           --     --     --       --           --           --         235,294        24
Net loss, October 16, 1987 to
  March 31, 1988 ...................             --     --     --       --           --           --              --        --
                                               ----   ----   ----     ----       ------         ----       ---------    ------
BALANCE AT MARCH 31, 1988 ........               --     --     --       --           --           --         784,314        79
Net loss .........................               --     --     --       --           --           --              --        --
                                               ----   ----   ----     ----       ------         ----       ---------    ------
BALANCE AT MARCH 31, 1989 ........               --     --     --       --           --           --         784,314        79
Net loss .........................               --     --     --       --           --           --              --        --
                                               ----   ----   ----     ----       ------         ----       ---------    ------
BALANCE AT MARCH 31, 1990 ........               --     --     --       --           --           --         784,314        79
Acquisition of 235,294 shares of
  treasury stock ($.001 per share)               --     --     --       --           --           --              --        --
Net loss .........................               --     --     --       --           --           --              --        --
                                               ----   ----   ----     ----       ------         ----       ---------    ------
BALANCE AT MARCH 31, 1991 ........               --     --     --       --           --           --         784,314        79
Retirement of treasury stock .....               --     --     --       --           --           --        (235,294)      (24)
Issuance of stock in exchange for
  stockholder debt ($2.90 per share)             --     --     --       --           --           --         431,372        43
Sale of stock ($.82 per share, net)              --     --     --       --           --           --          24,510         2
Amortization of deferred compensation            --     --     --       --           --           --              --        --
Net loss .........................               --     --     --       --           --           --              --        --
                                               ----   ----   ----     ----       ------         ----       ---------    ------
BALANCE AT MARCH 31, 1992 ........               --     --     --       --           --           --       1,004,902       100
Sale of stock in connection with private
  placement ($7.67 per share, net)               --     --     --       --           --           --         557,475        55
Exercise of stock options ........               --     --     --       --           --           --           2,451         1
Amortization of deferred compensation            --     --     --       --           --           --              --        --
Change in par value of common stock
  from $.0001 to $.001 ...........               --     --     --       --           --           --              --     1,408
Net loss .........................               --     --     --       --           --           --              --        --
                                               ----   ----   ----     ----       ------         ----       ---------    ------
BALANCE AT MARCH 31, 1993
(carried forward) ................               --   $ --     --     $ --           --         $ --       1,564,828    $1,564
                                               ----   ----   ----     ----       ------         ----       ---------    ------
                                                    Additional                  Foreign Currency
                                                    Paid-In        Accumulated   Translation          Treasury
                                                     Capital         Deficit      Adjustment           Stock             Total
                                                     -------         -------      ----------           -----             -----

Issuance of stock, October 16, 1987
  (date of inception) ($.16 per share, net)       $    91,898      $          --        $  --       $      --        $    91,953
Issuance of stock in connection with
  patent acquisition ($.001 per share)                    276                 --           --              --                300
Net loss, October 16, 1987 to
  March 31, 1988 ...................                       --           (159,359)          --              --           (159,359)
                                                  -----------      -------------        -----       ---------        -----------
BALANCE AT MARCH 31, 1988 ........                     92,174           (159,359)          --              --            (67,106)
Net loss .........................                         --           (495,520)          --              --           (495,520)
                                                  -----------      -------------        -----       ---------        -----------
BALANCE AT MARCH 31, 1989 ........                     92,174           (654,879)          --              --           (562,626)
Net loss .........................                         --           (233,347)          --              --           (233,347)
                                                  -----------      -------------        -----       ---------        -----------
BALANCE AT MARCH 31, 1990 ........                     92,174           (888,226)          --              --           (795,973)
Acquisition of 235,294 shares of
  treasury stock ($.001 per share) .                       --                 --           --            (300)              (300)
Net loss .........................                         --           (285,179)          --              --           (285,179)
                                                  -----------      -------------        -----       ---------         -----------
BALANCE AT MARCH 31, 1991 ........                     92,174         (1,173,405)          --            (300)        (1,081,452)
Retirement of treasury stock .....                       (276)                --           --             300                 --
Issuance of stock in exchange for
  stockholder debt ($2.90 per share)                1,248,638                 --           --              --          1,248,681
Sale of stock ($.82 per share, net)                    19,998                 --           --              --             20,000
Amortization of deferred compensation                 136,880                 --           --              --            136,880
Net loss .........................                         --           (461,061)          --              --           (461,061)
                                                  -----------      -------------        -----       ---------        -----------
BALANCE AT MARCH 31, 1992 ........                  1,497,414         (1,634,466)          --              --           (136,952)
Sale of stock in connection with private
  placement ($7.67 per share, net) .                4,275,223                 --           --              --          4,275,278
Exercise of stock options ........                        624                 --           --              --                625
Amortization of deferred compensation                 477,453                 --           --              --            477,453
Change in par value of common stock
  from $.0001 to $.001 .............                   (1,408)                --           --              --                 --
Net loss .........................                         --         (3,099,637)          --              --         (3,099,637)
                                                  -----------      -------------        -----       ---------        -----------
BALANCE AT MARCH 31, 1993
(carried forward) ................                $ 6,249,306      $  (4,734,103)       $  --       $      --        $ 1,516,767
                                                  -----------      -------------        -----       ---------        -----------

                                                                     (Continued)

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           OCTOBER 16, 1987 (DATE OF INCEPTION) THROUGH JUNE 30, 1997


                                                   Series A               Series B               Series C
                                                Preferred Stock        Preferred Stock         Preferred Units
                                               ----------------       -----------------        ----------------
                                               Shares    Amount       Shares     Amount        Shares    Amount
                                               ------    ------       ------     ------        ------    ------
BALANCE AT MARCH 31, 1993
   (brought forward) ....................         --      $  --           --      $ --            --      $  --
Exercise of stock options ...............         --         --           --        --            --         --
Sale of Series A Preferred Stock
   ($3.97 per share, net) ...............    2,119,896      2,120         --        --            --         --
Issuance of Series A Preferred Stock in
   exchange for notes payable to related
   parties ($4.50 per share) ............      222,222        222         --        --            --         --
Issuance of warrants ....................         --         --           --        --            --         --
Amortization of deferred compensation ...         --         --           --        --            --         --
Net loss ................................         --         --           --        --            --         --
                                            ----------    -------    ---------    ----     -----------    ------
BALANCE AT MARCH 31, 1994 ...............    2,342,118      2,342         --        --            --         --
Sale of Series B Preferred Stock ($4.04
   per share, net) ......................         --         --        481,644     482            --         --
Issuance of warrants ....................         --         --           --        --            --         --
Amortization of deferred compensation ...         --         --           --        --            --         --
Net loss ................................         --         --           --        --            --         --
                                            ----------    -------    ---------    ----     -----------    -------
BALANCE AT DECEMBER 31, 1994 ............    2,342,118      2,342      481,644     482            --         --
 Sale of Series C Preferred Stock ($4.11
   per unit, net) .......................         --         --           --        --       2,914,771      2,915
Issuance of warrants ....................         --         --           --        --            --         --
Amortization of deferred compensation ...         --         --           --        --            --         --
Net loss ................................         --         --           --        --            --         --
                                            ----------    -------    ---------    ----     -----------    -------
BALANCE AT DECEMBER 31, 1995 ............    2,342,118      2,342      481,644     482       2,914,771      2,915
Sale of stock in connection with public
   offering ($9.91 per share, net)  .....         --         --           --        --            --         --
Conversion of Series A, Series B
   and Series C Preferred Stock to
   Common Stock .........................   (2,342,118)    (2,342)    (481,644)   (482)     (2,914,771)    (2,915)
Exercise of warrants ....................         --         --           --        --            --         --
Amortization of deferred compensation ...         --         --           --        --            --         --
Net loss ................................         --         --           --        --            --         --
                                            ----------    -------    ---------    ----     -----------    -------
BALANCE AT DECEMBER 31, 1996 ............         --         --           --        --            --         --
Exercise of stock options (unaudited) ...         --         --           --        --            --         --
Exercise of warrants (unaudited) ........         --         --           --        --            --         --
Amortization of deferred compensation
   (unaudited) ..........................         --         --           --        --            --         --
Net loss (unaudited) ....................         --         --           --        --            --         --
                                            ----------    -------    ---------    ----     -----------    -------
Change in foreign currency translation
   adjustment (unaudited) ...............         --         --           --        --            --         --
                                            ----------    -------    ---------    ----     -----------    -------
BALANCE AT JUNE 30, 1997
   (unaudited) ..........................         --      $  --           --      $ --            --      $  --
                                            ==========    =======    =========    ====     ===========    =======

                                                Common Stock     Additional              Foreign Currency
                                               ---------------    Paid-In    Accumulated   Translation    Treasury
                                               Shares   Amount    Capital      Deficit      Adjustment     Stock        Total
                                               ------   -------   -------    -----------    ----------     -----        -----
BALANCE AT MARCH 31, 1993
   (brought forward) ....................   1,564,828  $  1,564  $ 6,249,306   $ (4,734,103)  $   --     $   --     $  1,516,767
Exercise of stock options ...............         735         1          187           --         --         --              188
Sale of Series A Preferred Stock
   ($3.97 per share, net) ...............        --        --      8,411,370           --         --         --        8,413,490
Issuance of Series A Preferred Stock in
   exchange for notes payable to related
   parties ($4.50 per share) ............        --        --        999,778           --         --         --        1,000,000
Issuance of warrants ....................        --        --          2,119           --         --         --            2,119
Amortization of deferred compensation ...        --        --      1,580,320           --         --         --        1,580,320
Net loss ................................        --        --           --       (6,899,515)      --         --       (6,899,515)
                                          -----------  --------  -----------   ------------   --------   --------   ------------
BALANCE AT MARCH 31, 1994 ...............   1,565,563     1,565   17,243,080    (11,633,618)      --         --        5,613,369
Sale of Series B Preferred Stock ($4.04
   per share, net) ......................        --        --      1,947,149           --         --         --        1,947,631
Issuance of warrants ....................        --        --              6           --         --         --                6
Amortization of deferred compensation ...        --        --         14,859           --         --         --           14,859
Net loss ................................        --        --           --       (4,959,312)      --         --       (4,959,312)
                                          -----------  --------  -----------   ------------   --------   --------   ------------
BALANCE AT DECEMBER 31, 1994 ............   1,565,563     1,565   19,205,094    (16,592,930)      --         --        2,616,553
 Sale of Series C Preferred Stock ($4.11
   per unit, net) .......................        --        --     11,977,856           --         --         --       11,980,771
Issuance of warrants ....................        --        --            161           --         --         --              161
Amortization of deferred compensation ...        --        --        195,874           --         --         --          195,874
Net loss ................................        --        --           --       (8,739,860)      --         --       (8,739,860)
                                          -----------  --------  -----------   ------------   --------   --------   ------------
BALANCE AT DECEMBER 31, 1995 ............   1,565,563     1,565   31,378,985    (25,332,790)      --         --        6,053,499
Sale of stock in connection with public
   offering ($9.91 per share, net)  .....   1,819,000     1,819   18,026,419           --         --         --       18,028,238
Conversion of Series A, Series B
   and Series C Preferred Stock to
   Common Stock .........................   3,046,474     3,047        2,692           --         --         --             --
Exercise of warrants ....................       2,058         2       20,145           --         --         --           20,147
Amortization of deferred compensation ...        --        --         26,093           --         --         --           26,093
Net loss ................................        --        --           --      (10,036,090)      --         --      (10,036,090)
                                          -----------  --------  -----------   ------------   --------   --------   ------------
BALANCE AT DECEMBER 31, 1996 ............   6,433,095     6,433   49,454,334    (35,368,880)      --         --       14,091,887
Exercise of stock options (unaudited) ...      50,674        50      168,541           --         --         --          168,591
Exercise of warrants (unaudited) ........       9,531        10       93,299           --         --         --           93,309
Amortization of deferred compensation
   (unaudited) ..........................        --        --         15,730           --         --         --           15,730
Net loss (unaudited) ....................        --        --            --      (5,211,199)      --         --       (5,211,199)
Change in foreign currency translation
   adjustment (unaudited) ...............        --        --            --            --        1,089                     1,089
                                          -----------  --------  -----------   ------------   --------   --------   ------------
BALANCE AT JUNE 30, 1997
   (unaudited) ..........................   6,493,300  $  6,493  $49,731,904   $(40,580,079)  $  1,089   $   --     $  9,159,407
                                          ===========  ========  ===========   ============   ========   ========   ============



                See notes to consolidated financial statements       (Concluded)

                                 BIOFIELD CORP.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                                            Period October 16,
                                                                         Six-Month          Six-Month         1987 (Date of
                                                                        Period Ended       Period Ended    Inception) through
                                                                        June 30, 1997      June 30, 1996     June 30, 1997
                                                                        -------------      -------------     -------------
OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . .         $(5,211,199)       $(5,022,177)       $(40,580,079)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization   . . . . . . . . . . . . . .             216,814            291,839           1,894,204
    Amortization of investment premiums / (discounts)   . . . .              44,139             25,143             108,923
    Loss on disposal of property and equipment  . . . . . . . .                  --                 --              42,713
    Loss on license and settlement agreement  . . . . . . . . .                  --                 --              49,026
    Noncash compensation  . . . . . . . . . . . . . . . . . . .              15,730             26,093           2,447,209
    Interest paid in Common Stock   . . . . . . . . . . . . . .                  --                 --             297,148
    Changes in assets and liabilities:
      Other current assets  . . . . . . . . . . . . . . . . . .              80,852           (346,602)           (238,518)
      Other assets  . . . . . . . . . . . . . . . . . . . . . .               9,856                 --            (117,735)
      Due to affiliate  . . . . . . . . . . . . . . . . . . . .              90,000            163,147              90,000
      Contractual settlement  . . . . . . . . . . . . . . . . .                  --           (463,231)                 --
      Accounts payable and accrued expenses   . . . . . . . . .             278,983            605,908           1,527,209
                                                                        -----------        -----------        ------------
         Net cash used in operating activities  . . . . . . . .          (4,474,825)        (4,719,880)        (34,479,900)
                                                                        -----------        -----------        ------------
INVESTING ACTIVITIES:
  Acquisition of property and equipment   . . . . . . . . . . .            (186,023)          (153,549)         (2,315,815)
  Costs incurred for patents and patent applications  . . . . .             (26,277)           (64,873)           (574,219)
  Proceeds from sale of property and equipment  . . . . . . . .                  --                 --               3,418
  Purchase of short-term investments  . . . . . . . . . . . . .          (1,488,880)        (7,588,120)        (16,343,070)
  Proceeds from sales of short-term investments   . . . . . . .           6,023,622          3,000,000          14,243,622
                                                                        -----------        -----------        ------------
         Net cash provided by/(used in) investing activities. .           4,322,442         (4,806,542)         (4,986,064)
                                                                        -----------        -----------        ------------
FINANCING ACTIVITIES:
  Repayments of capitalized lease obligations   . . . . . . . .             (15,276)           (12,821)            (63,862)
  Proceeds from issuance of Series A Preferred Stock - net  . .                  --                 --           8,413,490
  Proceeds from issuance of Series B Preferred Stock - net  . .                  --                 --           1,947,631
  Proceeds from issuance of Series C Preferred Stock - net  . .                  --                 --          11,980,771
  Proceeds from issuance of Common Stock and warrants - net   .                  --         18,028,238          22,417,755
  Proceeds from exercise of stock options and warrants  . . . .             261,900                 --             282,860
  Proceeds from bank borrowings   . . . . . . . . . . . . . . .                  --                 --             520,000
  Payment on bank borrowings  . . . . . . . . . . . . . . . . .                  --                 --            (520,000)
  Repayment of advances from stockholder  . . . . . . . . . . .                  --                 --            (145,000)
  Proceeds from notes payable issued to stockholder
    and related party . . . . . . . . . . . . . . . . . . . . .                  --                 --           2,096,533
                                                                        -----------        -----------        ------------
         Net cash provided by financing activities  . . . . . .             246,624         18,015,417          46,930,178
                                                                        -----------        -----------        ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
         AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . .                 775                 --                 775
NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . .              94,241          8,488,995           7,464,214
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . .           7,369,973          3,271,341                  --
                                                                        -----------        -----------        ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . .         $ 7,464,989        $11,760,336        $  7,464,989
                                                                        ===========        ===========        ============
                                                                                                               (Continued)

                                 BIOFIELD CORP.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                            Period October 16,
                                                                          Six-Month          Six-Month        1987 (Date of
                                                                        Period Ended       Period Ended    Inception) through
                                                                        June 30, 1997      June 30, 1996      June 30, 1997
                                                                        -------------      -------------      -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid during the period for interest  . . . . . . . . . . .      $      2,495       $     4,950        $    58,380
                                                                         ============       ===========        ===========

SUPPLEMENTAL SCHEDULE FOR NONCASH INVESTING
  AND FINANCING ACTIVITIES:
    Acquisition of property and equipment under capitalized
      lease transactions  . . . . . . . . . . . . . . . . . . . . .      $         --       $        --        $    88,234
                                                                         ============       ===========        ===========

    During the year ended March 31, 1994, the Company issued
       222,222 shares of Series A Preferred Stock in exchange for an aggregate of $1 million in notes payable to a principal stockholder and a former Director

    Notes payable   . . . . . . . . . . . . . . . . . . . . . . . .                                            $ 1,000,000
                                                                                                               ===========

    Issuance of Series A Preferred Stock  . . . . . . . . . . . . .                                            $ 1,000,000
                                                                                                               ===========

    At inception, the Company acquired the rights to a patent and assumption of liabilities in exchange for 235,294 shares of Common Stock, as follows:

    Fair value of patent acquired   . . . . . . . . . . . . . . . .                                            $   112,732
    Liabilities assumed   . . . . . . . . . . . . . . . . . . . . .                                                112,432
                                                                                                               -----------
    Issuance of Common Stock  . . . . . . . . . . . . . . . . . . .                                            $       300
                                                                                                               ===========

    Pursuant to a license and settlement agreement with respect to the patent acquired (above), the Company received its 235,294 shares of Common Stock during fiscal 1991, which was retired

    Remaining carrying value of patent on date of license and
       settlement agreement . . . . . . . . . . . . . . . . . . . .                                            $    49,326
    Common Stock returned to the Company  . . . . . . . . . . . . .                                                    300
                                                                                                               -----------
    Loss on Settlement  . . . . . . . . . . . . . . . . . . . . . .                                            $    49,026
                                                                                                               ===========

    During fiscal 1992, the Company exchanged 431,372 shares of Common Stock for $96,660 in notes and $1,152,021 in debt and accrued interest, payable to its principal stockholder

    Notes payable   . . . . . . . . . . . . . . . . . . . . . . . .                                            $    96,660
    Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                                854,873
       Accrued interest . . . . . . . . . . . . . . . . . . . . . .                                                297,148
                                                                                                               -----------
    Issuance of Common Stock  . . . . . . . . . . . . . . . . . . .                                            $ 1,248,681
                                                                                                               ===========
                                                                                                               (Concluded)





                 See notes to consolidated financial statements

                                 BIOFIELD CORP.
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY - The consolidated balance sheet as of June 30, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the three and/or six month periods ended June 30, 1997 and 1996 and for the period October 16, 1987 (date of inception) through June 30, 1997 have been prepared by Biofield Corp. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and 1996 and for the period October 16, 1987 (date of inception) through June 30, 1997 have been made. During the interim periods reported on, the accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods and described in the Company's annual report for the year ended December 31, 1996 filed on Form 10-K with the Securities and Exchange Commission on March 27, 1997 (the "Annual Report").

    During the first half of 1997, the Company formed a wholly owned Delaware corporation named Biofield International, Inc. ("Biofield International"). In addition, Biofield International formed Biofield International Inc.-Branch ("Branch"), a U.S. branch located in Switzerland, organized to expand the Company's European marketing and sales efforts.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements, which include the financial position, results of operations, and cash flows for Biofield Corp. and its wholly owned subsidiaries, should be read in conjunction with the financial statements for the year ended December 31, 1996 included in the Company's Annual Report. The results of operations for the three month and six month periods ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

2. RECLASSIFICATIONS - Certain prior period amounts have been reclassified to conform with the current period presentation.

3. CONSOLIDATED FINANCIAL STATEMENTS - The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

4. FOREIGN CURRENCY TRANSLATION ADJUSTMENT - Assets and liabilities of the Company's Branch are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included as part of the Foreign Currency Translation Adjustment component of Stockholders' Equity, while gains and losses resulting from foreign currency transactions are included in net income.

5. DESCRIPTIVE ANALYSIS - The descriptive analysis contained herein compares the financial results of the six months ended June 30 and the current three months ended June 30, for the years 1997 and 1996. To accommodate the comparison of pertinent financial information, the following terms will be used to denote the respective periods:

                 First half of 1997 - six months ended June 30, 1997 First half of 1996 - six months ended June 30, 1996

                 Second Quarter of 1997 - three months ended June 30, 1997 Second Quarter of 1996 - three months ended June 30, 1996

6. NET LOSS PER SHARE - Primary and fully-diluted net loss per common and common equivalent share have been computed based on the weighted average number of common stock and common stock equivalent shares outstanding during the periods presented.

    Upon the closing date of the Company's Initial Public Offering, March 22, 1996, all shares of Series A, Series B and Series C Convertible Preferred Stock automatically converted into shares of Common Stock. First half of 1996 primary net loss per common and common equivalent share is computed based upon the actual conversion date of the Company's convertible preferred stock, March 22, 1996. First half of 1996 fully-diluted net loss per common and common equivalent share assumes conversion of the Convertible Preferred Stock as of the beginning of the period presented. Second quarter of 1996 primary and fully-diluted net loss per common and common equivalent share is computed based on the weighted average number of common stock and common stock equivalent shares outstanding during the period.

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

OVERVIEW

      Biofield Corp. is a medical technology company that has developed an innovative system for detecting breast cancer through the skin in a non-invasive and objective procedure. The Company's breast cancer diagnostic device, the Biofield Diagnostic System, employs unique, single-use sensors and a measurement device to detect and analyze changes in cellular electrical charge distributions associated with the development of epithelial cancers, such as breast cancer.

      The Biofield Diagnostic System is not available for commercial distribution in the United States at this time and will not be available until U.S. Food and Drug Administration ("FDA") pre-market approval is received. On December 30, 1996, the Company submitted a pre-market approval application ("PMA") to the FDA for the Biofield Diagnostic System. On February 27, 1997, the FDA informed the Company that its PMA had not been accepted for filing and requested that the Company address deficiencies in the PMA before further consideration of such PMA. Subsequently, the Company has been in discussions with the FDA regarding the protocol for a proposed additional clinical trial in support of an amendment or resubmission of the PMA for the Biofield Diagnostic System. Discussions with the FDA aimed at establishing the protocol for the proposed additional clinical trial are ongoing. The clinical trial protocol may have a significant impact on the time required to complete the clinical trial. Following these discussions with the FDA, the Company will evaluate its options and finalize its plans for proceeding. In addition, during the past several months, the Company has been in the process of restructuring and augmenting its management team in the areas of Research and Development and Regulatory and Clinical Affairs. In August of this year, the Company recruited a new Vice President of Research and Development. The Company believes that the position of Vice President of Regulatory and Clinical Affairs will be filled in the near future. The Company currently anticipates starting the enrollment phase of an additional clinical trial in support of an amendment or resubmission of the PMA during the first half of 1998. The enrollment phase of the clinical trial is expected to take several months, followed by data analysis. The PMA, once accepted for filing by the FDA, will be reviewed under the FDA's Expedited Review policy. The Company believes that the Biofield Diagnostic System could improve early diagnosis, reduce diagnostic uncertainty and decrease the number of diagnostic procedures, including surgical biopsies, performed on suspicious lesions. See "Cautionary Statements Regarding Forward-Looking Statements-- Uncertainty of Pre-market Approval for the Biofield Diagnostic System."

      The laws of certain European countries may permit the Company to begin marketing the Biofield Diagnostic System in Europe before marketing would be permitted in the United States. The Company currently anticipates a product introduction in Europe during the fourth quarter of 1997. Revenues from any such product introduction are not expected to be material during 1997. There can be no assurance that the Company's proposed marketing schedules or plans can or will be met.

      As a development stage company, the Company has incurred net losses since inception through June 30, 1997 of approximately $41 million. The Company expects operating losses will increase for at least the next several years as total costs and expenses increase due principally to the FDA pre-market approval process for the Biofield Diagnostic System, marketing and manufacturing expenses associated with the anticipated commercialization of the Biofield Diagnostic System, as well as development of, and clinical trials for, the proposed Biofield screening system and other research and development activities.

      To date, the Company has not marketed, or generated revenues from the commercialization of, any products. The Company's results may vary significantly from period to period depending on several factors, such as the timing of certain expenses and the progress of the pre-market approval process for the Biofield Diagnostic System, the Company's research and development and commercialization programs, all of which may be affected by the availability of funds.

RESULTS OF OPERATIONS

     Research and development expenses include the costs of engineering, manufacturing and clinical trials and related activities conducted in connection with required governmental and regulatory approvals for the Biofield Diagnostic System, which consists of the Biofield Diagnostic Device and Biofield Diagnostic Sensors, as well as expenses for the development of the proposed Biofield screening system and preclinical research related to the enhancement of the technology and its development for use in the detection of other cancers. Research and development expenses decreased by 8% to $3,629,000 for the six months ended June 30, 1997, compared to $3,935,000 for the six months ended June 30, 1996. This decrease was primarily attributable to a decrease in expenses incurred for product engineering services related to the Biofield Diagnostic System.

     Research and development expenses decreased by 16% to $1,775,000 for the three months ended June 30, 1997, compared to $2,111,000 for the three months ended June 30, 1996. This decrease was primarily attributable to a decrease in expenses incurred for product engineering services related to the Biofield Diagnostic System.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Selling, general and administrative expenses increased by 30% to $1,894,000 for the six months ended June 30, 1997, compared to $1,457,000 for the six months ended June 30, 1996. This increase was primarily attributable to expenses incurred in connection with the Company's European marketing activities, severance benefits pursuant to employment arrangements with former U.S. sales and marketing employees, public/investor relations and additional premiums for directors' and officers' liability insurance.

     Selling, general and administrative expenses increased by 15% to $971,000 for the three months ended June 30, 1997, compared to $842,000 for the three months ended June 30, 1996. This increase was primarily attributable to expenses incurred in connection with the Company's European marketing activities, public/investor relations and additional premiums for directors' and officers' liability insurance.

     The Company's interest income decreased by 16% to $314,000 for the six months ended June 30, 1997, compared to $375,000 for the six months ended June 30, 1996. Interest income decreased by 49% to $144,000 for the three months ended June 30, 1997, compared to $280,000 for the three months ended June 30, 1996. The decrease in interest income during 1997 was primarily due to lower average invested cash, cash equivalent and short-term investment balances compared to those of the previous periods.

      As a result of the foregoing, net loss increased by 4% to $5,211,000 for the six months ended June 30, 1997, compared to $5,022,000 for the six months ended June 30, 1996 and during the three months ended June 30, 1997 net loss decreased by 3% to $2,603,000, compared to $2,675,000 for the three months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 1997, the Company had total cash, cash equivalents and short-term investments of $9.5 million, of which $8.1 million was invested in investment grade corporate obligations, money market funds and shares of liquid (auction-market) preferred stock and bonds.

      As of June 30, 1997, the Company had working capital of $7.9 million compared to $12.9 million at December 31, 1996. The decrease in working capital was the result of approximately $4.7 million of cash used primarily to finance the Company's operations and capital requirements, offset by approximately $262,000 in proceeds received upon the exercise of stock options and warrants. The Company does not expect to generate a positive internal cash flow for at least several years due to the expected increase in spending related to the pre-market approval process for the Biofield Diagnostic System, research and development and the expected costs of commercializing the Biofield Diagnostic System in Europe and, pending FDA approval, in the U.S.

      Capital expenditures during the first half of 1997 were approximately $186,000, compared to $154,000 for the first half of 1996. Capital expenditures consist primarily of manufacturing equipment and computer equipment.

      During the first half of 1997, there were no changes in the Company's existing debt agreements, and the Company had no outstanding bank loans as of June 30, 1997.

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

      Uncertainty of Pre-market Approval for the Biofield Diagnostic System.
On December 30, 1996, the Company submitted its PMA to the FDA for the Biofield Diagnostic System. On February 27, 1997, the FDA informed the Company that its PMA had not been accepted for filing and requested that the Company address deficiencies in the PMA for further consideration of such PMA. Specifically, the FDA has not accepted the findings from the Company's U.S. Multi-center Study as submitted due to the FDA's issues concerning the study design and, in particular, the development and selection of the algorithm used on the supporting data set. The FDA advised the Company that it must select a final algorithm and then test it with an independent data set. Further, the FDA stated that a clinical trial design that supports the indications for use of the Biofield Diagnostic System should include the impact on patient management.

     The Company's initial PMA for the Biofield Diagnostic System was based principally upon the results of its U.S. Multi-center Study, which results have not been accepted by the FDA based upon its initial review of the Company's PMA. The PMA as submitted to the FDA included data from clinical trials on over 1,200 women. Subsequent to the FDA's initial review, the Company has been in discussions with the FDA regarding the protocol for an additional clinical trial in support of an amendment or resubmission of the PMA for the Biofield Diagnostic System. Discussions with the FDA aimed at establishing the protocol for the additional clinical trial are ongoing. The clinical trial protocol may have a significant impact on the time required to complete the clinical trial. Following these discussions with the FDA, the Company will evaluate its options and finalize its plans for proceeding. The Company currently anticipates starting the enrollment phase of an additional clinical trial in support of an amendment or resubmission of the PMA during the first half of 1998. The enrollment phase of the clinical trial is expected to take several months, followed by data analysis. The PMA, once accepted for filing by the FDA, will be reviewed under the FDA's Expedited Review policy.

      Conducting additional clinical trials will require the expenditure of substantial additional funds, for which additional financing would be required. Furthermore, there can be no assurance that results obtained in any additional trials will be consistent with the results obtained in the U.S. Multi-center Study or that any such results, or the Company's amended or resubmitted PMA, will be accepted by the FDA. There can be no assurance that the FDA or other regulatory approvals for the Biofield Diagnostic System will be granted on a timely basis, or at all. Failure to obtain FDA approval to market the Biofield Diagnostic System would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

     Limited Operating History; Continuing Operating Losses. The Company has a limited history of operations. Since its inception in October 1987, the Company has engaged principally in the development of the Biofield Diagnostic System, which has not been approved for sale in the United States. Consequently, the Company has little experience in manufacturing, marketing and selling its products. The Company currently has no source of operating revenue and has incurred net operating losses since its inception. At June 30, 1997, the Company had an accumulated deficit of $40,580,079. Such losses have resulted principally from costs incurred in research and development and clinical trials and from general and administrative costs associated with the Company's operations. The Company expects operating losses to increase for at least the next several years due principally to the anticipated expenses associated with the pre-market approval process for the Biofield Diagnostic System, the proposed commercialization of the Biofield Diagnostic System, development of, and clinical trials for, the proposed Biofield screening system and other research and development activities.

     Uncertainties as to Future Profitability. The Company's ability to achieve profitability will depend in part on its ability to obtain regulatory approvals for the Biofield Diagnostic System and any other proposed products, and to develop the capacity to manufacture and market any approved products either by itself or in collaboration with others. There can be no assurance if or when the Company will receive required regulatory approvals for the development and commercial manufacturing and marketing of the Biofield Diagnostic System or any other proposed products, or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability are highly uncertain.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Early Stage of Product Development. The Company's proposed products, other than the Biofield Diagnostic System, are at an early stage of development and the Biofield Diagnostic System must be approved by the FDA before it can be commercially marketed in the United States. There can be no assurance that any of the Company's proposed products will be found to be safe and effective, meet applicable regulatory standards or receive necessary regulatory clearance, or if safe and effective, can be developed into commercial products, manufactured on a large scale or be economical to market. Nor can there be any assurance that the Company's proposed products will achieve or sustain market acceptance. In the event necessary regulatory approvals are obtained for the Biofield Diagnostic System, there can be no assurance that the Company will be successful in establishing commercial operations, including gaining market acceptance of the Biofield Diagnostic System and implementing commercial-scale manufacturing and sales and marketing programs. There is, therefore, substantial risk that the Company's product development and commercialization efforts will not prove to be successful.

     Dependence on a Single Product. Although the Company is in the process of developing additional products based on its core technology, including an enhancement of the Biofield Diagnostic System for use on asymptomatic women, none of such applications is expected to result in a commercial product for at least several years, if at all. Consequently, pending its approval for commercial distribution in the United States, the Biofield Diagnostic System would account for substantially all of the Company's revenues for the foreseeable future. Failure to gain regulatory approvals or market acceptance for the Biofield Diagnostic System would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

     Dependence on Market Acceptance. There can be no assurance that physicians or the medical community in general will accept and utilize the Biofield Diagnostic System or any other products developed by the Company. The extent that, and rate at which, the Biofield Diagnostic System achieves market acceptance and penetration will depend on many variables including, but not limited to, the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of the Biofield Diagnostic System, the advantages of the Biofield Diagnostic System over existing technology and cancer detection methods (including x-ray mammography, ultrasound or high frequency ultrasound, MRI, stereotactic needle biopsy and thermography, diaphonography and transillumational devices), third-party reimbursement practices and the Company's manufacturing, quality control, marketing and sales efforts. There can be no assurance that the medical community and third-party payors will accept the Company's unique technology. Similar risks will confront the proposed Biofield screening system and any other products developed by the Company in the future. Failure of the Company's products to gain market acceptance would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

     Limited Marketing and Sales Experience. The Company has limited internal marketing and sales resources and personnel. In order to market the Biofield Diagnostic System or any other products it may develop, the Company will have to develop a marketing and sales force with technical expertise and distribution capabilities. There can be no assurance that the Company will be able to establish sales and distribution capabilities or that the Company will be successful in gaining market acceptance for any products it may develop. There can be no assurance that the Company will be able to recruit and retain skilled sales, marketing, service or support personnel, that agreements with distributors will be available on terms commercially reasonable to the Company, or at all, or that the Company's marketing and sales efforts will be successful. Failure to successfully establish a marketing and sales organization, whether directly or through third parties, would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. The Company intends to pursue one or more distribution arrangements in the United States, Europe and Asia with strategic marketing partners who have established marketing capabilities. There can be no assurance that the Company, either on its own or through arrangements with others, will be able to enter into such arrangements on acceptable terms, if at all. To the extent that the Company arranges with third parties to market its products, the success of such products may depend on the efforts of such third parties. There can be no assurance that any of the Company's proposed marketing schedules or plans can or will be met.

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

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Dependence on Third Parties. The Company has used certain third parties to manufacture and deliver the components of the Biofield Diagnostic System and the proposed Biofield screening system used in clinical studies, and intends to continue to use third parties to manufacture and deliver such products and any other products which the Company may seek to develop. Such third parties must adhere to the GMP regulations enforced by the FDA through its facilities inspection program and such third-parties' facilities must pass a plant inspection before the FDA will grant pre-market approval of the Company's products. There can be no assurance that the third-party manufacturers on which the Company depends for the manufacture of the Biofield Diagnostic System will be in compliance with the GMP regulations at the time of the pre-approval inspection or will maintain such compliance. Such failure could significantly delay FDA approval of the PMA application for the Biofield Diagnostic System, and such delay would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

     The qualification of additional or replacement suppliers for certain components of the Biofield Diagnostic System or services is a lengthy process. For certain services and components the Company currently relies on single suppliers. If the Company encounters delays or difficulties with its third-party suppliers in producing, packaging or distributing components of the Biofield Diagnostic System, market introduction and subsequent sales would be adversely affected. The Company also may have to rely on alternative sources of supply. In such case, there can be no assurance that the Company will be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. If the Company is unable to obtain or retain qualified third-party manufacturers on commercially acceptable terms, it may not be able to commercialize its products as planned. The Company's dependence upon third parties for the manufacture of its products may adversely affect the Company's profit margins and its ability to develop and deliver its products on a timely and competitive basis.

    Competition. The medical device industry generally, and the cancer diagnostic and screening segments in particular, are characterized by rapidly evolving technology and intense competition. Other companies in the medical device industry are marketing products that compete with the Biofield Diagnostic System and may be developing, or could in the future attempt to develop, additional products that are competitive with the Biofield Diagnostic System. Many of the Company's competitors have substantially greater capital resources and name recognition than the Company. Many of these companies also have substantially greater expertise than the Company in research and development, manufacturing and marketing and obtaining regulatory approvals. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more effective than those developed or marketed by the Company or that would render the Company's technology and products obsolete or noncompetitive. Additionally, there can be no assurance that the Company will be able to compete against such competitors and potential competitors in terms of manufacturing, marketing and sales. Although the Company believes that its products may offer certain technological advantages over its competitors' currently-marketed products, earlier entrants in the market for a diagnostic application often obtain and maintain significant market share relative to later entrants. Physicians using imaging equipment such as x-ray mammography equipment, ultrasound or high frequency ultrasound systems, MRI systems, stereotactic needle biopsy and thermography, diaphonography and transilluminational devices may not use the Biofield Diagnostic System or any other products that the Company may develop. Currently, mammography is employed widely and the Company's ability to sell the Biofield Diagnostic System to medical facilities will, in part, be dependent on the Company's ability to demonstrate the clinical utility of the Biofield Diagnostic System as an adjunct to mammography and physical examination and its advantages over other available diagnostic tests.

     Risk of Technological Obsolescence. Methods for the detection of cancer are subject to rapid technological innovation and there can be no assurance that technological changes will not render the Company's proposed products obsolete. There can be no assurance that the development of new types of diagnostic medical equipment or technology will not have a material adverse effect on the marketability of the Biofield Diagnostic System or any other products developed by the Company. Commercial availability of such products could render the Company's products obsolete, which would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

     Potential Reliance on International Sales. The Company intends to commence commercial sales of the Biofield Diagnostic System in Europe prior to commencing commercial sales in the United States, where sales cannot occur unless and until the Company receives pre-market approval from the FDA. Thus, until the Company receives approval from the FDA to market the Biofield Diagnostic System, as to which there can be no assurance, the Company's revenues, if any, will be derived from international sales. A significant portion of the Company's revenues, therefore, may be subject to the risks associated with international sales, including economic or political instability, shipping delays, fluctuations in foreign currency exchange rates, foreign regulatory requirements and various trade restrictions, all of which could have a significant impact on the Company's ability to deliver products on a competitive and timely basis. Future imposition of, or significant increases in the level of, customs duties, export quotas or other trade restrictions could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. The regulation of medical devices, particularly in Europe, continues to develop and there can be no assurance that new laws or regulations will not have an adverse effect on the Company.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Government Regulation; No Assurance of Regulatory Approvals. The manufacture and sale of medical devices, including the Biofield Diagnostic System, the proposed Biofield screening system, and any other products that may be developed by the Company are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA and corresponding state agencies, and in other countries. In the United States, the Company's products are regulated as medical devices and are subject to the FDA's pre-market clearance or approval requirements. Securing FDA clearances and approvals may require the submission of extensive clinical data and supporting information to the FDA. The results of the Company's U.S. Multi-center Study have not been accepted by the FDA based upon its initial review of the Company's PMA. The Company plans to submit data from additional clinical testing in connection with any amendment or resubmission of the PMA. As a result, the Company anticipates further delays, which may be significant, in the approval process for the Biofield Diagnostic System. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain and frequently requires from one to several years from the date of the FDA submission, if pre-market approval is obtained at all. Although the FDA has granted Expedited Review status to the Biofield Diagnostic System, there can be no assurance that such status will result in timely approval of the Biofield Diagnostic System, if at all. Failure to obtain FDA approval to market the Biofield Diagnostic System would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

     Sales of medical devices outside of the United States are subject to international regulatory requirements that vary from country to country. The time required to obtain approval for sale internationally may be longer or shorter than that required for FDA approval and the requirements may differ. In addition, in order to sell its products within the European Economic Area following June 14, 1998, companies are required to achieve compliance with the requirements of the Medical Devices Directive and affix a "CE" marking on their products to attest such compliance. The Company has not obtained such certifications, and there can be no assurance that it will be able to do so in a timely manner, or at all.

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

     There can be no assurance that the Company will be able to obtain, on a timely basis, or at all, FDA approval of its PMA for the Biofield Diagnostic System or regulatory approvals or clearances for other products that the Company may develop and delays in receipt of or failure to obtain such approvals or clearances, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Limitation on Third-Party Reimbursement. In the United States, suppliers of health care products and services are greatly affected by Medicare, Medicaid and other government insurance programs, as well as by private insurance reimbursement programs. Third-party payors (Medicare, Medicaid, private health insurance companies and other organizations) may affect the pricing or relative attractiveness of the Company's products by regulating the level of reimbursement provided by such payors to the physicians and clinics utilizing the Biofield Diagnostic System or any other products that the Company may develop or by refusing reimbursement. If examinations utilizing the Company's products were not reimbursed under these programs, the Company's ability to sell its products may be materially adversely affected. There can be no assurance that third-party payors will provide reimbursement for use of the Biofield Diagnostic System or any other products that the Company may develop.

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

     Uncertain Ability to Protect Patents and Proprietary Technology and Information. The Company's ability to compete effectively in the medical products industry will depend on its success in protecting its proprietary technology, both in the United States and abroad. The patent positions of medical products companies generally involve complex legal and factual questions. The Company's proprietary products and technology are the subject of eight U.S. patents owned by the Company, and additional applications pending with the United States Patent and Trademark Office ("PTO"). The Company has filed, and intends to continue to file, patent applications in certain foreign jurisdictions covering the patent claims that are the subject of U.S. patents and patent applications. There can be no assurance that the PTO or foreign jurisdictions will grant the Company's pending patent applications or that the Company will obtain any patents or other protection for which it has applied. There can be no assurance that patents issued to or licensed by or to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide any competitive advantage. The Company could incur substantial costs in defending any patent infringement suits or in asserting any patent rights, including those granted by third parties.

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

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Uncertain Ability to Meet Capital Needs. The Company will require substantial additional funds for its research and development programs, preclinical and clinical testing, operating expenses, regulatory processes and manufacturing and marketing programs. The Company's future capital requirements will depend on many factors, including the following: the progress of its research and development projects; the progress of preclinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in the Company's existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that the Company may establish; and the development of commercialization activities and arrangements. Moreover, the Company's fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained. The Company does not expect to generate a positive internal cash flow for at least several years due to expected increases in capital expenditures, working capital needs and ongoing losses, including the expected cost of commercializing the Biofield Diagnostic System. However, the Company's cash requirements may vary materially from those now planned due to the progress of research and development programs, results of clinical testing, relationships with strategic partners, if any, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the FDA and foreign regulatory processes and other factors.

     The Company will need additional capital to fund its future operations through public or private financings or collaborative licensing or other arrangements with corporate partners. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available when needed, or if available, will be available on acceptable terms. Insufficient funds may prevent the Company from implementing its business strategy or may require the Company to delay, scale back or eliminate certain of its research and product development programs or to license to third parties rights to commercialize products or technologies that the Company would otherwise seek to develop itself.

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

     Potential Product Liability. The Company's business exposes it to potential product liability risks which are inherent in the testing, manufacturing and marketing of cancer detection products. Significant litigation, not involving the Company, has occurred in the past based on allegations of false negative diagnoses of cancer. While the Biofield Diagnostic System does not purport to diagnose any patient, there can be no assurance that the Company will not be subjected to future claims and potential liability. While the Company maintains insurance against product liability and defense costs, there can be no assurance that claims against the Company arising with respect to its products will be successfully defended or that the insurance carried by the Company will be sufficient to cover liabilities arising from such claims. A successful claim against the Company in excess of the Company's insurance coverage could have a material adverse effect on the Company. Furthermore, there can be no assurance that the Company will be able to continue to obtain or maintain product liability insurance on acceptable terms.

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

     Possible Volatility of Stock Price. The trading price of the Company's Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results, announcements of regulatory developments and collaborative arrangements or new products by the Company or its competitors, changes in earnings estimates by analysts, general conditions in the medical device industry, and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar or related to that of the Company and that have been unrelated to the operating performance of these companies. These market fluctuations may adversely affect the market price of the Company's Common Stock.

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

PART II        OTHER INFORMATION


             Item 4. Submission of Matters to a Vote of Security Holders.

                     The Company's Annual Meeting of Stockholders was held on June 5, 1997. Three matters were submitted to a vote of the Company's stockholders at the annual meeting. First, the Company's directors, C. Leonard Gordon, D. Carl Long, Richard J. Davies, M.D., Joseph H. Gleberman and Harvey Horowitz, were each elected to a one-year term pursuant to the following votes:

                                                             For            Withhold Authority to Vote
                                                             ---            --------------------------
                     C. Leonard Gordon                    5,260,288                   41,254
                     D. Carl Long                         5,260,288                   41,254
                     Richard J. Davies, M.D.              5,260,288                   41,254
                     Joseph H. Gleberman                  5,259,282                   42,254
                     Harvey Horowitz                      5,260,182                   41,354

                     The other actions taken at the Company's 1997 Annual Meeting of Stockholders were approved pursuant to the following votes:

                                                             For         Against      Abstain     Non-Vote
                                                             ---         -------      -------     --------
                     1.   To ratify the selection of
                          Deloitte & Touche LLP,
                          as the Company's independent
                          public accountants for the
                          calendar year ended
                          December 31, 1997               5,289,844       1,275       10,423         --

                     2.   To ratify an amendment
                          (i) increasing the number of
                          shares of Common Stock
                          authorized for issuance under
                          the Biofield Corp. 1996
                          Stock Option Plan (the "1996
                          Plan") from 500,000 to
                          1,000,000, and (ii) limiting
                          the aggregate number of
                          options which may be issued
                          under the 1996 Plan to any
                          individual participant within
                          any five year period during
                          the term of the 1996 Plan to
                          500,000 shares                  3,826,606      186,147      254,838     1,033,951

             Item 6. Exhibits and Reports on Form 8-K

                     a.  Exhibits                                   Exhibit 27.  Financial Data Schedule (for SEC
                                                                    use only).

                     b.  Reports on Form 8-K                        The Company did not file any reports on Form 8-K
                                                                    during the quarter for which this report is filed.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BIOFIELD CORP.



  August 14, 1997                          /s/ D. CARL LONG
----------------------                    -----------------------------------
     (Date)                               By: D. Carl Long
                                          President, Chief Executive Officer
                                          and Vice Chairman of the Board
                                          (Principal Executive Officer)


  August 14, 1997                          /s/ TIMOTHY G. ROCHE
----------------------                    -----------------------------------
     (Date)                               By: Timothy G. Roche
                                          Director of Finance and
                                          Corporate Controller
                                          (Principal Financial Officer)