Form 10-Q
period 1997-09-30
BIOFIELD CORP \DE\
filed 1997-11-14
CIK 1007018

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                 --------------

                                    FORM 10-Q


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

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

The number of shares of Issuer's Common Stock, $.001 par value, outstanding as of September 30, 1997 was 6,518,300 shares.

                                 BIOFIELD CORP.
           FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                      INDEX



Part I FINANCIAL INFORMATION                                                                                     PAGE NO.
----------------------------                                                                                     --------

Item 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996.........................      3

            Consolidated Statements of Operations for the three month
            and nine month periods ended September 30, 1997 and 1996
            and for the period October 16, 1987
            (Date of Inception) through September 30, 1997.....................................................      4

            Consolidated Statements of Stockholders' Equity for the period October 16, 1987
            (Date of Inception) through September 30, 1997.....................................................     5-6

            Consolidated Statements of Cash Flows for the nine month
            periods ended September 30, 1997 and 1996 and for the period October 16, 1987
            (Date of Inception) through September 30, 1997.....................................................     7-8

            Notes to Consolidated Financial Statements.........................................................    9-10

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................................................   11-19


Part II OTHER INFORMATION
-------------------------


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K...................................................................      20

Signatures.....................................................................................................      21



Part I      FINANCIAL INFORMATION
Item 1.     FINANCIAL STATEMENTS

                                 BIOFIELD CORP.
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS


                                                                       September 30, 1997    December 31, 1996
                                                                       ------------------    -----------------
                                                                           (UNAUDITED)
ASSETS
CURRENT ASSETS:
       Cash and cash equivalents ....................................     $  5,122,640          $  7,369,973
       Short-term investments .......................................        1,499,854             6,569,406
       Other current assets .........................................          633,340               319,370
                                                                          ------------          ------------
            Total current assets ....................................        7,255,834            14,258,749
PROPERTY AND EQUIPMENT - Net ........................................          519,609               604,246
OTHER ASSETS ........................................................          104,815               124,361
PATENT AND PATENT APPLICATION COSTS - Net ...........................          564,867               498,837
                                                                          ------------          ------------
TOTAL ...............................................................     $  8,445,125          $ 15,486,193
                                                                          ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Accounts payable .............................................     $    234,308          $    450,917
       Due to affiliate .............................................          245,994                    --
       Accrued expenses .............................................          994,587               909,741
       Capitalized lease obligations ................................           10,801                29,249
                                                                          ------------          ------------
            Total current liabilities ...............................        1,485,690             1,389,907
CAPITALIZED LEASE OBLIGATIONS .......................................               --                 4,399
                                                                          ------------          ------------
            Total liabilities .......................................        1,485,690             1,394,306
                                                                          ------------          ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
       Preferred stock, $.001 par value; authorized 2,000,000 shares;
            no shares issued ........................................               --                    --
       Common Stock, $.001 par value; authorized 25,000,000 shares;
            outstanding 6,518,300 and 6,433,095 shares, respectively             6,518                 6,433
       Additional paid-in capital ...................................       49,843,621            49,454,334
       Accumulated deficit during development stage .................      (42,888,641)          (35,368,880)
       Foreign currency translation adjustment ......................           (2,063)                   --
                                                                          ------------          ------------
       Total stockholders' equity ...................................        6,959,435            14,091,887
                                                                          ------------          ------------
TOTAL ...............................................................     $  8,445,125          $ 15,486,193
                                                                          ============          ============


                 See notes to consolidated financial statements

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                                                                         Period October 16,
                                            Three-Month    Three-Month      Nine-Month      Nine-Month     1987 (Date of
                                           Period Ended   Period Ended     Period Ended    Period Ended  Inception) through
                                           September 30,  September 30,    September 30,   September 30,   September 30,
                                                1997           1996             1997            1996            1997
                                           ------------    ------------    ------------    ------------    ------------


OPERATING EXPENSES:
     Research and development ..........   $  1,624,582    $  1,768,452    $  5,253,491    $  5,703,925    $ 30,960,177
     Selling, general and
         administrative.................        794,604         921,347       2,688,697       2,378,024      13,386,878
                                           ------------    ------------    ------------    ------------    ------------
         Total operating expenses ......      2,419,186       2,689,799       7,942,188       8,081,949      44,347,055
                                           ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES):
     Interest income ...................        111,355         248,669         425,653         623,592       1,905,681
     Interest expense ..................           (731)         (2,041)         (3,226)         (6,991)       (447,267)
                                           ------------    ------------    ------------    ------------    ------------
         Net other income ..............        110,624         246,628         422,427         616,601       1,458,414
                                           ------------    ------------    ------------    ------------    ------------
NET LOSS ...............................   $ (2,308,562)   $ (2,443,171)   $ (7,519,761)   $ (7,465,348)   $(42,888,641)
                                           ============    ============    ============    ============    ============


NET LOSS PER COMMON AND
     COMMON EQUIVALENT SHARE:
     Primary ...........................   $       (.36)   $       (.38)   $      (1.16)   $      (1.49)
                                           ============    ============    ============    ============
     Fully-diluted .....................   $       (.36)   $       (.38)   $      (1.16)   $      (1.26)
                                           ============    ============    ============    ============


WEIGHTED AVERAGE NUMBER OF COMMON
     AND COMMON EQUIVALENT SHARES
     OUTSTANDING:
     Primary ...........................      6,500,365       6,432,292       6,488,627       5,013,059
                                           ============    ============    ============    ============
     Fully-diluted .....................      6,500,365       6,432,292       6,488,627       5,913,682
                                           ============    ============    ============    ============



                 See notes to consolidated financial statements

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         OCTOBER 16, 1987 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 1997



                                                  Series A          Series B        Series C
                                               Preferred Stock   Preferred Stock Preferred Units           Common Stock
                                               ---------------   --------------- ---------------       --------------------
                                               Shares  Amount    Shares  Amount  Units   Amount          Shares     Amount
                                               ------ --------   ------  ------- -----  --------       ---------   --------
Issuance of stock, October 16, 1987
     (date of inception) ($.16 per share, net)    --   $    --      --   $  --      --  $     --         549,020    $   55
Issuance of stock in connection with
     patent acquisition ($.001 per share) ....    --        --      --      --      --        --         235,294        24
Net loss, October 16, 1987 to
     March 31, 1988 ..........................    --        --      --      --      --        --              --        --
                                                ----   -------    ----   -----   -----  --------       ---------    ------
BALANCE AT MARCH 31, 1988 ....................    --        --      --      --      --        --         784,314        79
Net loss .....................................    --        --      --      --      --        --              --        --
                                                ----   -------    ----   -----   -----  --------       ---------    ------
BALANCE AT MARCH 31, 1989 ....................    --        --      --      --      --        --         784,314        79
Net loss .....................................    --        --      --      --      --        --              --        --
                                                ----   -------    ----   -----   -----  --------       ---------    ------
BALANCE AT MARCH 31, 1990 ....................    --        --      --      --      --        --         784,314        79
Acquisition of 235,294 shares of
     treasury stock ($.001 per share) ........    --        --      --      --      --        --              --        --
Net loss .....................................    --        --      --      --      --        --              --        --
                                                ----   -------    ----   -----   -----  --------       ---------    ------
BALANCE AT MARCH 31, 1991 ....................    --        --      --      --      --        --         784,314        79
Retirement of treasury stock .................    --        --      --      --      --        --        (235,294)      (24)
Issuance of stock in exchange for
     stockholder debt ($2.90 per share) ......    --        --      --      --      --        --         431,372        43
Sale of stock ($.82 per share, net) ..........    --        --      --      --      --        --          24,510         2
Amortization of deferred compensation ........    --        --      --      --      --        --              --        --
Net loss .....................................    --        --      --      --      --        --              --        --
                                                ----   -------    ----   -----   -----  --------       ---------    ------
BALANCE AT MARCH 31, 1992 ....................    --        --      --      --      --        --       1,004,902       100

Sale of stock in connection with private
     placement ($7.67 per share, net) ........    --        --      --      --      --        --         557,475        55
Exercise of stock options ....................    --        --      --      --      --        --           2,451         1
Amortization of deferred compensation ........    --        --      --      --      --        --              --        --
Change in par value of common stock
     from $.0001 to $.001 ....................    --        --      --      --      --        --              --     1,408
Net loss .....................................    --        --      --      --      --        --              --        --
                                                ----   -------    ----   -----   -----  --------       ---------    ------
BALANCE AT MARCH 31, 1993
     (carried forward) .......................    --  $     --     --    $  --      --  $     --       1,564,828    $1,564




                                                  Additional                  Foreign Currency
                                                   Paid-In      Accumulated      Translation       Treasury
                                                   Capital        Deficit        Adjustment          Stock       Total
                                                 -----------    -----------      ----------          -----    -----------
Issuance of stock, October 16, 1987
     (date of inception) ($.16 per share, net)   $    91,898    $        --          $  --           $  --    $    91,953
Issuance of stock in connection with
     patent acquisition ($.001 per share) ....           276             --             --              --            300
Net loss, October 16, 1987 to
     March 31, 1988 ..........................            --       (159,359)            --              --       (159,359)
                                                 -----------    -----------          -----           -----    -----------
BALANCE AT MARCH 31, 1988 ....................        92,174       (159,359)            --              --        (67,106)
Net loss .....................................            --       (495,520)            --              --       (495,520)
                                                 -----------    -----------          -----           -----    -----------
BALANCE AT MARCH 31, 1989 ....................        92,174       (654,879)            --              --       (562,626)
Net loss .....................................            --       (233,347)            --              --       (233,347)
                                                 -----------    -----------          -----           -----    -----------
BALANCE AT MARCH 31, 1990 ....................        92,174       (888,226)            --              --       (795,973)
Acquisition of 235,294 shares of
     treasury stock ($.001 per share) ........            --             --             --            (300)          (300)
Net loss .....................................            --       (285,179)            --              --       (285,179)
                                                 -----------    -----------          -----           -----    -----------
BALANCE AT MARCH 31, 1991 ....................        92,174     (1,173,405)            --            (300)    (1,081,452)
Retirement of treasury stock .................          (276)            --             --             300             --
Issuance of stock in exchange for
     stockholder debt ($2.90 per share) ......     1,248,638             --             --              --      1,248,681
Sale of stock ($.82 per share, net) ..........        19,998             --             --              --         20,000
Amortization of deferred compensation ........       136,880             --             --              --        136,880
Net loss .....................................            --       (461,061)            --              --       (461,061)
                                                 -----------    -----------          -----           -----    -----------
BALANCE AT MARCH 31, 1992 ....................     1,497,414     (1,634,466)            --              --       (136,952)
Sale of stock in connection with private
     placement ($7.67 per share, net) ........     4,275,223             --             --              --      4,275,278
Exercise of stock options ....................           624             --             --              --            625
Amortization of deferred compensation ........       477,453             --             --              --        477,453
Change in par value of common stock
     from $.0001 to $.001 ....................        (1,408)            --             --              --             --
Net loss .....................................            --     (3,099,637)            --              --     (3,099,637)
                                                 -----------    -----------          -----           -----    -----------
BALANCE AT MARCH 31, 1993
     (carried forward) .......................   $ 6,249,306    $(4,734,103)         $  --           $  --    $ 1,516,767
                                                 -----------    -----------          -----           -----    -----------


                                                                     (Continued)

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         OCTOBER 16, 1987 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 1997

--------------------------------------------------------------------------------

                                                        Series A                         Series B                     Series C
                                                      Preferred Stock                 Preferred Stock             Preferred Units
                                               --------------------------        ------------------------      --------------------
                                                 Shares            Amount         Shares           Amount        Units       Amount
                                               ----------          ------        --------          ------      ----------    ------
BALANCE AT MARCH 31, 1993
     (brought forward) ...................             --          $   --              --           $  --              --       $--
Exercise of stock options ................             --              --              --              --              --        --
Sale of Series A Preferred Stock
     ($3.97 per share, net) ..............      2,119,896           2,120              --              --              --        --
Issuance of Series A Preferred Stock in
     exchange for notes payable to related
     parties ($4.50 per share) ...........        222,222             222              --              --              --        --
Issuance of warrants .....................             --              --              --              --              --        --
Amortization of deferred compensation ....             --              --              --              --              --        --
Net loss .................................             --              --              --              --              --        --
                                               ----------          ------        --------            ----      ----------    ------
BALANCE AT MARCH 31, 1994 ................      2,342,118           2,342              --              --              --        --
Sale of Series B Preferred Stock ($4.04
     per share, net) .....................             --              --         481,644             482              --        --
Issuance of warrants .....................             --              --              --              --              --        --
Amortization of deferred compensation ....             --              --              --              --              --        --
Net loss .................................             --              --              --              --              --        --
                                               ----------          ------        --------            ----      ----------    ------
BALANCE AT DECEMBER 31, 1994 .............      2,342,118           2,342         481,644             482              --        --
Sale of Series C Preferred Stock ($4.11
     per unit, net) ......................             --              --              --              --       2,914,771     2,915
Issuance of warrants .....................             --              --              --              --              --        --
Amortization of deferred compensation ....             --              --              --              --              --        --
Net loss .................................             --              --              --              --              --        --
                                               ----------          ------        --------            ----      ----------    ------
BALANCE AT DECEMBER 31, 1995 .............      2,342,118           2,342         481,644             482       2,914,771     2,915
Sale of stock in connection with public
     offering ($9.91 per share, net) .....             --              --              --              --              --        --
Conversion of Series A, Series B
     and Series C Preferred Stock to
     Common Stock ........................     (2,342,118)         (2,342)       (481,644)           (482)     (2,914,771)   (2,915)
Exercise of warrants .....................             --              --              --              --              --        --
Amortization of deferred compensation ....             --              --              --              --              --        --
Net loss .................................             --              --              --              --              --        --
                                               ----------          ------        --------            ----      ----------    ------
BALANCE AT DECEMBER 31, 1996 .............             --              --              --              --              --        --
Exercise of stock options (unaudited) ....             --              --              --              --              --        --
Exercise of warrants (unaudited) .........             --              --              --              --              --        --
Issuance of stock as consideration for
     consulting services rendered
     ($4.00 per share, net) (unaudited) ..             --              --              --              --              --        --
Amortization of deferred compensation
     (unaudited) .........................             --              --              --              --              --        --
Net loss (unaudited) .....................             --              --              --              --              --        --
Change in foreign currency translation
     adjustment (unaudited) ..............             --              --              --              --              --        --
                                               ----------          ------        --------            ----      ----------    ------
BALANCE AT SEPTEMBER 30, 1997
     (unaudited) .........................             --          $   --              --            $ --              --      $ --
                                               ==========          ======        ========            ====      ==========    ======



                                                                      Additional               Foreign Currency
                                                  Common Stock         Paid-In     Accumulated   Translation  Treasury
                                                Shares     Amount      Capital      Deficit      Adjustment   Stock        Total
                                              ---------    ------    -----------  ------------   ----------   -----    ------------
BALANCE AT MARCH 31, 1993
     (brought forward) ...................    1,564,828    $1,564    $ 6,249,306  $ (4,734,103)    $   --      $--     $  1,516,767
Exercise of stock options ................          735         1            187            --         --       --              188
Sale of Series A Preferred Stock
     ($3.97 per share, net) ..............           --        --      8,411,370            --         --       --        8,413,490
Issuance of Series A Preferred Stock in
     exchange for notes payable to related
     parties ($4.50 per share) ...........           --        --        999,778            --         --       --        1,000,000
Issuance of warrants .....................           --        --          2,119            --         --       --            2,119
Amortization of deferred compensation ....           --        --      1,580,320            --         --       --        1,580,320
Net loss .................................           --        --             --    (6,899,515)        --       --       (6,899,515)
                                              ---------    ------    -----------  ------------    -------      ---     ------------
BALANCE AT MARCH 31, 1994 ................    1,565,563     1,565     17,243,080   (11,633,618)        --       --        5,613,369
Sale of Series B Preferred Stock ($4.04
     per share, net) .....................           --        --      1,947,149            --         --       --        1,947,631
Issuance of warrants .....................           --        --              6            --         --       --                6
Amortization of deferred compensation ....           --        --         14,859            --         --       --           14,859
Net loss .................................           --        --             --    (4,959,312)        --       --       (4,959,312)
                                              ---------    ------    -----------  ------------    -------      ---     ------------
BALANCE AT DECEMBER 31, 1994 .............    1,565,563     1,565     19,205,094   (16,592,930)        --       --        2,616,553
Sale of Series C Preferred Stock ($4.11
     per unit, net) ......................           --        --     11,977,856            --         --       --       11,980,771
Issuance of warrants .....................           --        --            161            --         --       --              161
Amortization of deferred compensation ....           --        --        195,874            --         --       --          195,874
Net loss .................................           --        --             --    (8,739,860)        --       --       (8,739,860)
                                              ---------    ------    -----------  ------------    -------      ---     ------------
BALANCE AT DECEMBER 31, 1995 .............    1,565,563     1,565     31,378,985   (25,332,790)        --       --        6,053,499
Sale of stock in connection with public
     offering ($9.91 per share, net) .....    1,819,000     1,819     18,026,419            --         --       --       18,028,238
Conversion of Series A, Series B
     and Series C Preferred Stock to
     Common Stock ........................    3,046,474     3,047          2,692            --         --       --             --
Exercise of warrants .....................        2,058         2         20,145            --         --       --           20,147
Amortization of deferred compensation ....           --        --         26,093            --         --       --           26,093
Net loss .................................           --        --             --   (10,036,090)        --       --      (10,036,090)
                                              ---------    ------    -----------  ------------    -------      ---     ------------
BALANCE AT DECEMBER 31, 1996 .............    6,433,095     6,433     49,454,334   (35,368,880)        --       --       14,091,887
Exercise of stock options (unaudited) ....       50,674        50        168,541            --         --       --          168,591
Exercise of warrants (unaudited) .........        9,531        10         93,299            --         --       --           93,309
Issuance of stock as consideration for
     consulting services rendered
     ($4.00 per share, net) (unaudited) ..       25,000        25         99,975            --         --       --          100,000
Amortization of deferred compensation
     (unaudited) .........................           --        --         27,472            --         --       --           27,472
Net loss (unaudited) .....................           --        --             --    (7,519,761)        --       --       (7,519,761)
Change in foreign currency translation
     adjustment (unaudited) ..............           --        --             --            --     (2,063)      --           (2,063)
                                              ---------    ------    -----------  ------------    -------      ---     ------------
BALANCE AT SEPTEMBER 30, 1997
     (unaudited) .........................    6,518,300    $6,518    $49,843,621  $(42,888,641)   $(2,063)     $--     $  6,959,435
                                              =========    ======    ===========  ============    =======      ===     ============




           See notes to consolidated financial statements (Concluded)

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                               Period October 16,
                                                                             Nine-Month         Nine-Month       1987 (Date of
                                                                            Period Ended       Period Ended    Inception) through
                                                                            September 30,      September 30,     September 30,
                                                                                 1997              1996              1997
                                                                             ------------      ------------      ------------

OPERATING ACTIVITIES:
     Net loss ..........................................................     $ (7,519,761)     $ (7,465,348)     $(42,888,641)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization .................................          315,465           454,225         1,992,855
         Amortization of investment premiums / (discounts) .............           43,873            45,770           108,657
         Loss on disposal of property and equipment ....................               --                --            42,713
         Loss on license and settlement agreement ......................               --                --            49,026
         Noncash compensation ..........................................          127,472            26,093         2,558,951
         Interest paid in Common Stock .................................               --                --           297,148
         Changes in assets and liabilities:
              Other current assets .....................................         (313,953)         (316,982)         (633,323)
              Other assets .............................................            9,856            (6,299)         (117,735)
              Due to affiliate .........................................          245,994           310,934           245,994
              Contractual settlement ...................................               --          (651,267)               --
              Accounts payable and accrued expenses ....................         (131,989)          569,033         1,116,237
                                                                             ------------      ------------      ------------
                  Net cash used in operating activities ................       (7,223,043)       (7,033,841)      (37,228,118)
                                                                             ------------      ------------      ------------

INVESTING ACTIVITIES:
     Acquisition of property and equipment .............................         (208,692)         (238,674)       (2,338,484)
     Costs incurred for patents and patent applications ................          (78,099)         (106,501)         (626,041)
     Proceeds from sale of property and equipment ......................               --                --             3,418
     Purchase of short-term investments ................................       (1,488,880)      (10,086,920)      (16,343,070)
     Proceeds from sales of short-term investments .....................        6,514,559         6,000,000        14,734,559
                                                                             ------------      ------------      ------------
                  Net cash provided by / (used in) investing activities         4,738,888        (4,432,095)       (4,569,618)
                                                                             ------------      ------------      ------------

FINANCING ACTIVITIES:
     Repayments of capitalized lease obligations .......................          (22,847)          (19,664)          (71,433)
     Proceeds from issuance of Series A Preferred Stock - net ..........               --                --         8,413,490
     Proceeds from issuance of Series B Preferred Stock - net ..........               --                --         1,947,631
     Proceeds from issuance of Series C Preferred Stock - net ..........               --                --        11,980,771
     Proceeds from issuance of Common Stock and warrants - net .........               --        18,028,238        22,417,755
     Proceeds from exercise of stock options and warrants ..............          261,900            18,708           282,860
     Proceeds from bank borrowings .....................................               --                --           520,000
     Payment on bank borrowings ........................................               --                --          (520,000)
     Repayment of advances from stockholder ............................               --                --          (145,000)
     Proceeds from notes payable issued to stockholder and related party               --                --         2,096,533
                                                                             ------------      ------------      ------------
                  Net cash provided by financing activities ............          239,053        18,027,282        46,922,607
                                                                             ------------      ------------      ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
                  AND CASH EQUIVALENTS .................................           (2,231)               --            (2,231)
NET INCREASE/(DECREASE) IN CASH AND
CASH EQUIVALENTS .......................................................       (2,245,102)        6,561,346         5,124,871
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .........................        7,369,973         3,271,341                --
                                                                             ------------      ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................     $  5,122,640      $  9,832,687      $  5,122,640
                                                                             ============      ============      ============


                                                                     (Continued)

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                                  Period October 16,
                                                                         Nine-Month           Nine-Month             1987 (Date of
                                                                        Period Ended         Period Ended         Inception) through
                                                                     September 30, 1997     September 30, 1996    September 30, 1997
                                                                     ------------------     ------------------    ------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:
         Cash paid during the period for interest .................        $3,226               $6,991               $   59,111
                                                                           ======               ======               ==========

SUPPLEMENTAL SCHEDULE FOR NONCASH INVESTING
    AND FINANCING ACTIVITIES:
         Acquisition of property and equipment under
              capitalized lease transactions ......................        $   --               $   --               $   82,234
                                                                           ======               ======               ==========

         During the year ended March 31, 1994, the Company issued 222,222 shares of Series A Preferred
              Stock in exchange for an aggregate of $1 million in notes payable to a principal stockholder and a former Director

         Notes payable ............................................                                                  $1,000,000
                                                                                                                     ==========

         Issuance of Series A Preferred Stock .....................                                                  $1,000,000
                                                                                                                     ==========
         At inception, the Company acquired the rights
              to a patent and assumption of liabilities
              in exchange for 235,294 shares of
              Common Stock, as follows:

         Fair value of patent acquired ............................                                                  $  112,732
         Liabilities assumed ......................................                                                     112,432
                                                                                                                     ----------
         Issuance of Common Stock .................................                                                  $      300
                                                                                                                     ==========

         Pursuant to a license and settlement
              agreement with respect to the
              patent acquired (above), the Company
              received its 235,294 shares  of Common
              Stock during fiscal 1991, which was retired

          Remaining carrying value of patent on date of license and
              settlement agreement ................................                                                  $   49,326
          Common Stock returned to the Company ....................                                                         300
                                                                                                                     ----------
          Loss on Settlement ......................................                                                  $   49,026
                                                                                                                     ==========

          During fiscal 1992, the Company exchanged
              431,372 shares of Common Stock for
              $96,660 in notes and $1,152,021 in debt and accrued interest, payable to its principal stockholder

          Notes payable ...........................................                                                  $   96,660
          Debt ....................................................                                                     854,873
          Accrued interest ........................................                                                     297,148
                                                                                                                     ----------
          Issuance of Common Stock ................................                                                  $1,248,681
                                                                                                                     ==========

                                                                     (Concluded)






                 See notes to consolidated financial statements

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY - The consolidated balance sheet as of September 30, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the three and/or nine month periods ended September 30, 1997 and 1996 and for the period October 16, 1987 (date of inception) through September 30, 1997 have been prepared by Biofield Corp. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and 1996 and for the period October 16, 1987 (date of inception) through September 30, 1997 have been made. During the interim periods reported on, the accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods and described in the Company's annual report for the year ended December 31, 1996 filed on Form 10-K with the Securities and Exchange Commission on March 27, 1997 (the "Annual Report").

         During the first half of 1997, the Company formed a wholly owned Delaware corporation named Biofield International, Inc. ("Biofield International"). In addition, Biofield International formed Biofield International Inc.-Branch ("Branch"), a U.S. branch located in Switzerland, organized to expand the Company's European marketing and sales efforts.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements, which include the financial position, results of operations, and cash flows for Biofield Corp. and its wholly owned subsidiaries, should be read in conjunction with the financial statements for the year ended December 31, 1996 included in the Company's Annual Report. The results of operations for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

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

5. DESCRIPTIVE ANALYSIS - The descriptive analysis contained herein compares the financial results of the nine months ended September 30 and the current three months ended September 30, for the years 1997 and 1996. To accommodate the comparison of pertinent financial information, the following terms will be used to denote the respective periods:

         First nine months of 1997 - nine months ended September 30, 1997 First nine months of 1996 - nine months ended September 30, 1996

         Third Quarter of 1997 - three months ended September 30, 1997 Third Quarter of 1996 - three months ended September 30, 1996

6. NET LOSS PER SHARE - Primary and fully-diluted net loss per common and common equivalent share have been computed based on the weighted average number of common stock and common stock equivalent shares outstanding during the periods presented.

         Upon the closing date of the Company's Initial Public Offering, March 22, 1996, all shares of Series A, Series B and Series C Convertible Preferred Stock automatically converted into shares of Common Stock. First nine months of 1996 primary net loss per common and common equivalent share is computed based upon the actual conversion date of the Company's convertible preferred stock, March 22, 1996. First nine months of 1996 fully-diluted net loss per common and common equivalent share assumes conversion of the Convertible Preferred Stock as of the beginning of the period presented. Third Quarter of 1996 primary and fully-diluted net loss per common and common equivalent share is computed based on the weighted average number of common stock and common stock equivalent shares outstanding during the period.

                                 BIOFIELD CORP.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Common stock equivalents, except as discussed above, are not included in the computation of net loss per common and common equivalent share since their effect is antidilutive.

7. SUBSEQUENT EVENT - In October 1997, the Company announced that it is considering issuing shares of Common Stock in a private placement (the "Offering") intended to yield gross proceeds to the Company of $7 million to $15 million. The Common Stock offered will not be registered under the Securities Act of 1933, as amended (the "Securities Act") and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Offering is being made only to accredited investors in reliance upon an exemption under the Securities Act. Following the closing of the Offering, the Company intends to file a registration statement on Form S-3 covering resales of such shares of Common Stock issued pursuant to the Offering.

         Concurrent with, and subject to the completion of the Offering, the Company plans to exchange certain outstanding warrants issued in connection with the Company's 1995 private placement of securities units. In the aggregate, warrants to purchase up to 1,785,994 shares of Common Stock will be exchangeable for up to an aggregate of 730,651 shares of Common Stock.

         Certain affiliates of The Goldman Sachs Group, L.P. (the "GS Parties") hold an aggregate of 1,089,329 of such warrants, which will be exchangeable for approximately 445,000 shares of Common Stock if the warrant exchange is consummated. In connection with the warrant exchange, the GS Parties have committed to invest between $1 million and $2 million in the Offering based upon the aggregate amount invested in the Offering by other investors.

         The net proceeds from the Offering will be used for funding clinical trials, research and development, manufacturing, European sales and marketing and general corporate purposes. There can be no assurance that the Offering will be consummated.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

            The following discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and other information included in this Quarterly Report on Form 10-Q.

OVERVIEW

            Biofield Corp. is a medical technology company that has developed an innovative system for detecting breast cancer through the skin in a noninvasive and objective procedure. The Company's breast cancer diagnostic device, the Biofield Diagnostic System, employs unique, single-use sensors and a measurement device to detect and analyze changes in cellular electrical charge distributions associated with the development of epithelial cancers, such as breast cancer. The Biofield Diagnostic System is intended to provide physicians and patients with immediate and objective information concerning the probability that a lesion, which has been identified by breast cancer screening or with other diagnostic modalities, is malignant or benign. Such information, together with other available clinical information, can be used by the physician to make further treatment decisions, including whether to proceed to surgical biopsy. The Company believes that the Biofield Diagnostic System could improve early diagnosis, reduce diagnostic uncertainty and decrease the number of diagnostic procedures, including surgical biopsies, performed on suspicious lesions.

            The Biofield Diagnostic System is not available for commercial distribution in the United States at this time and will not be available until U.S. Food and Drug Administration ("FDA") premarket approval is received. On December 30, 1996, the Company submitted a premarket approval application ("PMA") to the FDA for the Biofield Diagnostic System. On February 27, 1997, the FDA informed the Company that its PMA had not been accepted for filing and requested that the Company address deficiencies in the PMA before further consideration of such PMA. Subsequently, the Company has been in discussions with the FDA regarding the protocol for a proposed additional clinical trial in support of an amendment to or resubmission of the PMA for the Biofield Diagnostic System. Discussions with the FDA aimed at establishing the design and protocol for the proposed additional clinical trial are ongoing. The clinical trial design and protocol may have a significant impact on the time required to complete the clinical trial. Following these discussions with the FDA, the Company will evaluate its options and finalize its plans for proceeding. In addition, during the past several months, the Company has been in the process of restructuring and augmenting its management team in the areas of Research and Development and Regulatory and Clinical Affairs. The Company recently recruited a Chief Operating Officer, a new Vice President of Research and Development and a new Vice President of Regulatory and Clinical Affairs and Quality Assurance. The Company currently anticipates starting the enrollment phase of an additional clinical trial in support of an amendment to or resubmission of the PMA during the first half of 1998. The enrollment phase of the clinical trial is expected to take several months or longer, followed by data analysis. The PMA, if and when accepted for filing by the FDA, will be reviewed under the FDA's Expedited Review policy. See "Risk Factors -- Uncertainty of FDA Approval for the Biofield Diagnostic System" and "--Government Regulation; No Assurance of Regulatory Approvals."

            The laws of certain European countries may permit the Company to begin marketing the Biofield Diagnostic System in Europe before marketing would be permitted in the United States. The Company currently anticipates a European product launch of the Biofield Diagnostic System during 1998. There can be no assurance that the Company's proposed marketing schedules or plans can or will be met.

            As a development stage company, the Company has incurred net losses since inception through September 30, 1997 of approximately $43 million. The Company expects operating losses will increase for at least the next several years as total costs and expenses increase due principally to the FDA premarket approval process for the Biofield Diagnostic System, marketing and manufacturing expenses associated with the anticipated commercialization of the Biofield Diagnostic System, as well as development of, and clinical trials for, the proposed Biofield screening system and other research and development activities.

            To date, the Company has not marketed, or generated revenues from the commercialization of, any products. The Company's results may vary significantly from period to period depending on several factors, such as the timing of certain expenses and the progress of the premarket approval process for the Biofield Diagnostic System, and the Company's research and development and commercialization programs, all of which may be affected by the availability of funds.

RESULTS OF OPERATIONS

            Research and development expenses include the costs of engineering, manufacturing and clinical trials and related activities conducted in connection with required governmental and regulatory approvals for the Biofield Diagnostic System, which consists of the Biofield Diagnostic Device and Biofield Diagnostic Sensors, as well as expenses for the development of the proposed Biofield screening system and preclinical research related to the enhancement of the technology and its development for use in the detection of other cancers. Research and development expenses decreased by 8% to $5,253,000 for the nine months ended September 30, 1997, compared to $5,704,000 for the nine months ended September 30, 1996. This decrease is primarily attributable to a decrease in expenses incurred for product engineering services related to the Biofield

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Diagnostic System and clinical development activities. The decrease in research and development expenses during the first nine months of 1997, as discussed above, were partially offset by increases in recruiting and relocation expenses related to the hiring of several new employees of the Company including a Chief Operating Officer, a Vice President of Research and Development and a Vice President of Regulatory and Clinical Affairs in August 1997, consulting services for preclinical research and product development activities.

           Research and development expenses decreased by 8% to $1,625,000 for the three months ended September 30, 1997, compared to $1,769,000 for the three months ended September 30, 1996. This decrease is primarily attributable to a decrease in expenses incurred for product engineering services related to the Biofield Diagnostic System and clinical development activities. The decrease in research and development expenses during the third quarter of 1997, as discussed above, were partially offset by increases in recruiting and relocation expenses related to the hiring of several new employees of the Company including a Chief Operating Officer, a Vice President of Research and Development and a Vice President of Regulatory and Clinical Affairs in August 1997, consulting services for preclinical research and product development activities.

           Selling, general and administrative expenses increased by 13% to $2,689,000 for the nine months ended September 30, 1997, compared to $2,378,000 for the nine months ended September 30, 1996. This increase was primarily attributable to an increase in expenses incurred in connection with the Company's European marketing activities, severance benefits pursuant to employment arrangements with former U.S. sales and marketing employees, public/investor relations and additional premiums for directors' and officers' liability insurance.

           Selling, general and administrative expenses decreased by 14% to $795,000 for the three months ended September 30, 1997, compared to $921,000 for the three months ended September 30, 1996. This decrease was primarily attributable to a decrease in expenses incurred for compensation and recruiting and relocation expenses associated with the Company's former President and Chief Executive Officer and former U.S. sales and marketing employees.

           The Company's interest income decreased by 32% to $426,000 for the nine months ended September 30, 1997, compared to $624,000 for the nine months ended September 30, 1996. Interest income decreased by 55% to $111,000 for the three months ended September 30, 1997, compared to $249,000 for the three months ended September 30, 1996. The decrease in interest income during 1997 was primarily due to lower average invested cash, cash equivalent and short-term investment balances compared to those of the previous periods.

            As a result of the foregoing, net loss increased by 1% to $7,520,000 for the nine months ended September 30, 1997, compared to $7,465,000 for the nine months ended September 30, 1996 and during the three months ended September 30, 1997, net loss decreased by 5% to $2,309,000, compared to $2,443,000 for the three months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

            As of September 30, 1997, the Company had total cash, cash equivalents and short-term investments of $6.6 million, of which $5.9 million was invested in investment grade corporate obligations, money market funds and shares of liquid (auction-market) preferred stock and bonds.

            As of September 30, 1997, the Company had working capital of $5.8 million compared to $12.9 million at December 31, 1996. The decrease in working capital was the result of approximately $7.1 million of cash used primarily to finance the Company's operations and capital requirements, offset by approximately $262,000 in proceeds received upon the exercise of stock options and warrants. The Company does not expect to generate a positive internal cash flow for at least several years due to the expected increase in spending related to the premarket approval process for the Biofield Diagnostic System, research and development and the expected costs of commercializing the Biofield Diagnostic System in Europe and, pending FDA approval, in the U.S.

            Capital expenditures during the first nine months of 1997 were approximately $209,000, compared to $239,000 for the first nine months of 1996. Capital expenditures consist primarily of manufacturing equipment and computer equipment.

            During the first nine months of 1997, there were no changes in the Company's existing debt agreements, and the Company had no outstanding bank loans as of September 30, 1997.

            The Company believes that its available cash, cash equivalents and investment securities and investment income should be sufficient to fund the Company's operations until the end of the first calendar quarter 1998. In October, 1997, the Company announced that it is considering issuing shares of Common Stock in a private placement (the "Offering") intended to yield gross proceeds to the Company of $7 million to $15 million. The Company believes that the proceeds from the Offering, together with its current funds, should be adequate to satisfy its operating expenses and capital requirements until the end of the calendar year 1998 (assuming aggregate gross proceeds of $7 million), and until the end of the second calendar quarter 1999 (assuming aggregate gross proceeds of $15 million), depending on the amount raised and other factors. See
Note 7 of Notes to Consolidated Financial Statements. However, the Company's future capital requirements will depend on many factors, including

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the following: the time and cost involved in obtaining regulatory approvals; the progress of its research and development projects; the progress of preclinical and clinical testing; the cost of filing, prosecuting, defending or enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in the Company's existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that the Company may establish; and the development of commercialization activities and arrangements. The Company will require substantial additional funds for its research and development programs, preclinical and clinical testing, operating expenses, regulatory processes, and manufacturing programs. There can be no assurances that the Offering will be consummated or that any required additional financing can be obtained, and if obtained, at reasonable terms.

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

            Uncertainty of FDA Approval for the Biofield Diagnostic System. On December 30, 1996, the Company submitted its PMA to the FDA for the Biofield Diagnostic System. On February 27, 1997, the FDA informed the Company that its PMA had not been accepted for filing and requested that the Company address deficiencies in the PMA before further consideration of such PMA. Specifically, the FDA has not accepted the findings from the Company's U.S. Multi-center Study as submitted in the PMA. The FDA stated that it had concerns about the study design and, in particular, the development and selection of the algorithm used on the supporting data set. The FDA advised the Company that it must first select a final algorithm and then test it with an independent data set. Further, the FDA stated that the design of the clinical trial must provide data that supports the indications for use of the Biofield Diagnostic System which should include the impact on patient management.

            The initial PMA for the Biofield Diagnostic System was based principally upon the results of the Company's U.S. Multi-center Study, which results have not been accepted by the FDA based upon its initial review of the PMA. The PMA as submitted to the FDA included data from clinical trials on over 1,200 women tested at six medical institutions under the direction of physicians involved in breast cancer diagnosis and treatment. Subsequent to the FDA's initial review, the Company has been in discussions with the FDA regarding the design and protocol for an additional clinical trial in support of an amendment to or resubmission of the PMA. Discussions with the FDA aimed at establishing the design and protocol for the additional clinical trial are ongoing. The clinical trial protocol may have a significant impact on the time required to complete the clinical trial. Following these discussions with the FDA, the Company will evaluate its options and finalize its plans for proceeding. The Company currently anticipates starting the enrollment phase of an additional clinical trial in support of an amendment to or resubmission of the PMA during the first half of 1998. The timing of patient enrollment in the additional clinical trial will depend upon development of a clinical trial design and protocol acceptable to the Company and the FDA, and the Company's receipt of approval to conduct the additional clinical trial from the Institutional Review Boards of the proposed study sites. The enrollment phase of the clinical trial is expected to take several months or longer, followed by data analysis. The time necessary to complete the additional clinical trial will depend upon numerous factors, including the number of patients to be included in the study, the criteria for inclusion of patients in the study, the ability to recruit and enroll patients in the study and the time required to analyze the clinical results. The PMA, if and when accepted for filing by the FDA, will be reviewed under the FDA's Expedited Review policy.

            Conducting additional clinical trials will require the expenditure of substantial additional funds. Furthermore, there can be no assurance that results obtained in any additional trials will be consistent with the results obtained in the U.S. Multi-center Study or that any such results, or the amended or resubmitted PMA, will be accepted by the FDA. There can be no assurance that the FDA or other regulatory approvals for the Biofield Diagnostic System will be granted on a timely basis, or at all. Failure to obtain FDA approval to market the Biofield Diagnostic System would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. See "Risk Factors -- Government Regulation; No Assurance of Regulatory Approvals."

            Limited Operating History; Continuing Operating Losses. The Company has a limited history of operations. Since its inception in October 1987, the Company has engaged principally in the development of the Biofield Diagnostic System, which has not been approved for sale in the United States. Consequently, the Company has little experience in manufacturing, marketing and selling its products. The Company currently has no source of operating revenue and has incurred net operating losses since its inception. At September 30, 1997, the Company had an accumulated deficit of $42,888,641. Such losses have resulted principally from costs incurred in research and development and clinical trials and from general and administrative costs associated with the Company's operations. The Company expects operating losses to increase

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

for at least the next several years due principally to the anticipated expenses associated with the premarket approval process for the Biofield Diagnostic System, the proposed commercialization of the Biofield Diagnostic System, development of, and clinical trials for, the proposed Biofield screening system and other research and development activities.

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

            Dependence on Market Acceptance. There can be no assurance that physicians or the medical community in general will accept and utilize the Biofield Diagnostic System or any other products developed by the Company. The extent that, and rate at which, the Biofield Diagnostic System achieves market acceptance and penetration will depend on many variables including, but not limited to, the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of the Biofield Diagnostic System, the advantages of the Biofield Diagnostic System over existing technology and cancer detection methods (including x-ray mammography, ultrasound or high frequency ultrasound, MRI, stereotactic needle biopsy and thermography, diaphonography, electrical impedance and transillumational devices), third-party reimbursement practices and the Company's manufacturing, quality control, marketing and sales efforts. There can be no assurance that the medical community and third-party payors will accept the Company's unique technology. Similar risks will confront the proposed Biofield screening system and any other products developed by the Company in the future. Failure of the Company's products to gain market acceptance would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

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

            Dependence on Third Parties. The Company has used certain third parties to manufacture and deliver the components of the Biofield Diagnostic System and the proposed Biofield screening system used in clinical studies, and intends to continue to use third parties to manufacture and deliver such products and any other products which the Company may seek to develop. Such third parties must adhere to the GMP regulations enforced by the FDA through its facilities inspection program and such third-parties' facilities must pass a plant inspection before the FDA will grant premarket approval of the Company's products. There can be no assurance that the third-party manufacturers on which the Company depends for the manufacture of the Biofield Diagnostic System will be in compliance with the GMP regulations at the time of the pre-approval inspection or will maintain such compliance. Such failure could significantly delay FDA approval of the PMA application for the Biofield Diagnostic System, and such delay would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

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

            Competition. The medical device industry generally, and the cancer diagnostic and screening segments in particular, are characterized by rapidly evolving technology and intense competition. Other companies in the medical device industry are marketing products that compete with the Biofield Diagnostic System and may be developing, or could in the future attempt to develop, additional products that are competitive with the Biofield Diagnostic System. Many of the Company's competitors have substantially greater capital resources and name recognition than the Company. Many of these companies also have substantially greater expertise than the Company in research and development, manufacturing and marketing and obtaining regulatory approvals. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more effective than those developed or marketed by the Company or that would render the Company's technology and products obsolete or noncompetitive. Additionally, there can be no assurance that the Company will be able to compete against such competitors and potential competitors in terms of manufacturing, marketing and sales. Although the Company believes that its products may offer certain technological advantages over its competitors' currently-marketed products, earlier entrants in the market for a diagnostic application often obtain and maintain significant market share relative to later entrants. Physicians using imaging equipment such as x-ray mammography equipment, ultrasound or high frequency ultrasound systems, MRI systems, stereotactic needle biopsy and thermography, diaphonography, electrical impedance and transilluminational devices may not use the Biofield Diagnostic System or any other products that the Company may develop. Currently, mammography is employed widely and the Company's ability to sell the Biofield Diagnostic System to medical facilities will, in part, be dependent on the Company's ability to demonstrate the clinical utility of the Biofield Diagnostic System as an adjunct to mammography and physical examination and its advantages over other available diagnostic tests.

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

            Potential Reliance on International Sales. The Company intends to commence commercial sales of the Biofield Diagnostic System in Europe prior to commencing commercial sales in the United States, where sales cannot occur unless and until the Company receives premarket approval from the FDA. Thus, until the Company receives approval from the FDA to market the Biofield Diagnostic System, as to which there can be no assurance, the Company's revenues, if any, will be derived from international sales. A significant portion of the Company's revenues, therefore, may be subject to the risks associated with international sales, including economic or political instability, shipping delays, fluctuations in foreign currency exchange rates, foreign regulatory requirements and various trade restrictions, all of which could have a significant impact on the Company's ability to deliver products on a competitive and timely basis. Future imposition of, or significant increases in the level of, customs duties, exports quotas or other trade restrictions could have a material adverse effect on the Company's business, financial condition,

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

cash flows and results of operations. The regulation of medical devices, particularly in Europe, continues to develop and there can be no assurance that new laws or regulations will not have an adverse effect on the Company.

            Government Regulations; No Assurance of Regulatory Approvals. The manufacture and sale of medical devices, including the Biofield Diagnostic System, the proposed Biofield screening system, and any other products that may be developed by the Company are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA and corresponding state agencies, and in other countries. In the United States, the Company's products are regulated as medical devices and are subject to the FDA's premarket clearance or approval requirements. Securing FDA clearances and approvals may require the submission of extensive clinical data and supporting information to the FDA. To obtain FDA approval of an application for premarket approval, the premarket approval application must demonstrate that the subject device has clinical utility, meaning that the device has a beneficial therapeutic effect, or that as a diagnostic tool, it provides information that measurably contributes to a diagnosis of a disease or condition. The results of the Company's U.S. Multi-center Study have not been accepted by the FDA based upon its initial review of the PMA. The Company, therefore, plans to submit data from additional clinical testing in connection with any amendment to or resubmission of the PMA. The timing of patient enrollment in the additional clinical trial will depend upon development of a clinical trial design and protocol acceptable to the Company and the FDA, and the Company's receipt of approval to conduct the additional clinical trial from the Institutional Review Boards of the proposed study sites. As a result of this additional testing, the Company anticipates further delays, which may be significant, in the approval process for the Biofield Diagnostic System. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain and frequently requires from one to several years from the date of the FDA submission, if premarket approval is obtained at all. Following the filing of an amendment to or resubmission of the PMA for the Biofield Diagnostic System, the FDA may require more information or clarification of information already provided as part of the PMA. During the review period, an advisory panel will likely be convened by the FDA to review and evaluate the PMA and provide recommendations to the FDA as to whether the PMA should be approved. Although the FDA has granted Expedited Review status to the Biofield Diagnostic System, there can be no assurance that such status will result in timely approval of the Biofield Diagnostic System, if at all. Furthermore, an approval, if granted , may include significant limitations on the indicated uses for which the Biofield Diagnostic System may be marketed. Failure to obtain FDA approval to market the Biofield Diagnostic System would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

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

            In addition, unapproved products subject to the PMA requirements must receive prior FDA export approval in order to be marketed outside of the United States unless they are approved for use by any member country of the European Union or certain other countries, including Australia, Canada, Israel, Japan, New Zealand, Switzerland and South Africa, in which case they can be exported to any country provided that certain limited notification requirements are met. There can be no assurance that the Company will meet the FDA's export requirements or receive FDA export approval when such approval is necessary, or that countries to which the devices are to be exported will approve the devices for import. Failure of the Company to meet the FDA's export requirements or obtain FDA export approval when required to do so, or to obtain approval for import, could have a material adverse effect on the Company's business, financial condition , cash flows and results of operations.

            Regulatory approvals, if granted, may include significant limitations on the indicated uses for which the product may be marketed. In addition, to obtain such approvals, the FDA and certain foreign regulatory authorities may impose numerous other requirements with which medical device manufacturers must comply. FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. Product approvals could be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. The third-party manufacturers upon which the Company depends to manufacture its products are required to adhere to applicable FDA regulations regarding GMPs and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP regulations and other applicable regulatory requirements will be monitored by periodic inspection by the FDA and by comparable agencies in other countries. Failure to comply with applicable regulatory requirements, including marketing or promoting products for unapproved use, could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or approval for devices, withdrawal of approvals and criminal prosection. Changes in existing regulations or adoption of new governmental regulations or policies could prevent or delay regulatory approval of the Company's products. Certain material changes to medical devices also are subject to FDA review and clearance or approval.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            There can be no assurance that the Company will be able to obtain, on a timely basis, or at all, FDA approval of the PMA for the Biofield Diagnostic System or regulatory approvals or clearances for other products that the Company may develop and delays in receipt of or failure to obtain such approvals or clearances, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

            Limitations on Third-Party Reimbursement. In the United States, suppliers of health care products and services are greatly affected by Medicare, Medicaid and other government insurance programs, as well as by private insurance reimbursement programs. Third-party payors (Medicare, Medicaid, private health insurance companies and other organizations) may affect the pricing or relative attractiveness of the Company's products by regulating the level of reimbursement provided by such payors to the physicians and clinics utilizing the Biofield Diagnostic System or any other products that the Company may develop or by refusing reimbursement. If examinations utilizing the Company's products were not reimbursed under these programs, the Company's ability to sell its products may be materially adversely affected. There can be no assurance that third-party payors will provide reimbursement for use of the Biofield Diagnostic System or any other products that the Company may develop.

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

            Uncertainties Regarding Health Care Reform. Several states and the U.S. government are investigating a variety of alternatives to reform the health care delivery system and further reduce and control health care spending. These reform efforts include proposals to limit spending on health care items and services, limit coverage for new technology and limit or control the prices health care providers and drug and device manufacturers may charge for their services and products, respectively. If adopted and implemented, such reforms could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

            Uncertain Ability to Protect Patents and Proprietary Technology and Information. The Company's ability to compete effectively in the medical products industry will depend on its success in protecting its proprietary technology, both in the United States and abroad. The patent positions of medical products companies generally involve complex legal and factual questions. The Company's proprietary products and technology are the subject of nine U.S. patents owned by the Company, and additional applications pending with the United States Patent and Trademark Office ("PTO"). The Company has filed, and intends to continue to file, patent applications in certain foreign jurisdictions covering the patent claims that are the subject of U.S. patents and patent applications. There can be no assurance that the PTO or foreign jurisdictions will grant the Company's pending patent applications or that the Company will obtain any patents or other protection for which it has applied. There can be no assurance that patents issued to or licensed by or to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide any competitive advantage. The Company could incur substantial costs in defending any patent infringement suits or in asserting any patent rights, including those granted by third parties.

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

          Possible Volatility of Stock Price. The price of the Company's Common Stock has fluctuated substantially since its initial public offering on March 19, 1996. See "Market Price for Common Stock." The market price of the shares of the Common Stock, like that of the common stock of many other medical device companies, is likely to continue to be highly volatile. Factors such as the timing and results of clinical trials by the Company or its competitors, governmental regulation, healthcare legislation, developments in patent or other proprietary rights of the Company or its competitors, including litigation, fluctuations in the Company's operating results, and market conditions for medical device company stocks and life science stocks in general, could have a significant impact on the future price of Common Stock.

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


                                    BIOFIELD CORP.



                                    /s/ D. CARL LONG
                                    ----------------------------------
Date: November 14, 1997             By: D. Carl Long
                                    President, Chief Executive Officer
                                    and Vice Chairman of the Board
                                    (Principal Executive Officer)




                                    /s/ TIMOTHY G. ROCHE
                                    ----------------------------------
Date: November 14, 1997             By: Timothy G. Roche
                                    Vice President, Finance
                                    (Principal Financial Officer)