Form 10-K
period 1997-12-31
BIOFIELD CORP \DE\
filed 1998-03-30
CIK 1007018

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 1997
                          ------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ---------------------------

                    Commission file number    0-27848
                                            -----------

                                 BIOFIELD CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                      13-3703450
--------------------------------------------------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer  Identification No.)
 Incorporation or Organization)

    1225 Northmeadow Pkwy.
    Suite 120, Roswell, GA                                  30076
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)


Registrant's telephone number, including area code     (770) 740-8180
                                                   -----------------------------


--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class             Name of Each Exchange on Which Registered
       -------------------             -----------------------------------------


              None                                        None
-----------------------------------   ------------------------------------------


-----------------------------------   ------------------------------------------

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

                  Yes   X                    No
                     -------                   -------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of outstanding Common Stock on March 20, 1998 held by non-affiliates of the Registrant was approximately $21.8 million.

         The number of shares of the Registrant's Common Stock, $.001 par value, outstanding as of March 20, 1998 was 10,029,609 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Items 10, 11, 12 and 13 of Part III are incorporated by reference from a portion of the Registrant's definitive proxy statement to be furnished to stockholders in connection with the 1998 Annual Meeting of Stockholders.

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                                                  Page
                                                                                                  ----
                                                PART I

Item 1.           Business.......................................................................... 1
Item 2.           Properties....................................................................... 11
Item 3.           Legal Proceedings................................................................ 11
Item 4.           Submission of Matters to a Vote of Security Holders.............................. 11

                                               PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters............ 11
Item 6.           Selected Financial Data.......................................................... 12
Item 7.           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...................................................... 14
Item 8.           Financial Statements and Supplementary Data...................................... 24
Item 9.           Changes in and Disagreements With Accountants on Accounting
                    and Financial Disclosure....................................................... 24

                                               PART III

Item 10.          Directors and Executive Officers of the Registrant............................... 24
Item 11.          Executive Compensation........................................................... 24
Item 12.          Security Ownership of Certain Beneficial Owners and Management................... 24
Item 13.          Certain Relationships and Related Transactions................................... 24

                                               PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K................. 24

                                     PART I

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD LOOKING STATEMENTS. SEE "CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS" CONTAINED IN PART II, ITEM 7 OF THIS REPORT.

ITEM 1. BUSINESS

         Biofield Corp. is a medical technology company that has developed an innovative system for detecting breast cancer in a non-invasive and objective procedure. The Company's breast cancer diagnostic device, the Biofield Diagnostic System, employs unique, single-use sensors and a measurement device to detect and analyze changes associated with the development of epithelial cancers, such as breast cancer. The Biofield Diagnostic System is intended to provide physicians and patients with immediate and objective information concerning the probability that a previously identified lesion is malignant or benign. The Company believes that the Biofield Diagnostic System, together with other available clinical information, could reduce diagnostic uncertainty and decrease the number of diagnostic procedures, including surgical biopsies, performed on suspicious lesions. In clinical studies to date, the Biofield Diagnostic System performed better in the clinically difficult subgroup of younger women, for whom certain diagnostic imaging modalities are generally considered less effective.

         The Biofield Diagnostic System is not available for commercial distribution in the United States at this time and will not be available until U.S. Food and Drug Administration ("FDA") premarket approval is received. On December 30, 1996, the Company submitted a premarket approval application ("PMA") to the FDA for the Biofield Diagnostic System. On February 27, 1997, the FDA informed the Company that its PMA had not been accepted for filing and requested that the Company address deficiencies in the PMA before further consideration of such PMA. Subsequently, the Company has been in discussions with the FDA regarding the protocol for a proposed additional clinical trial in support of a resubmission of the PMA for the Biofield Diagnostic System. The Company has voluntarily withdrawn the original submission and intends to resubmit its PMA upon completion of additional testing and data analysis. Discussions with the FDA aimed at establishing the design and protocol for the proposed additional clinical trial are ongoing. The clinical trial design and protocol may have a significant impact on the time required to complete the clinical trial. Following these discussions with the FDA, the Company will evaluate its options and finalize its plans for proceeding. The Company currently anticipates starting the enrollment phase of an additional clinical trial in support of a resubmission of the PMA during the first half of 1998. The enrollment phase of the clinical trial is expected to take several months or longer, followed by data analysis. Resubmission of the PMA is expected to follow. The PMA, if and when accepted for filing by the FDA, is currently designated for review under the FDA's Expedited Review policy. There can be no assurance, however, that such Expedited Review status will be maintained or result in a more expeditious approval, or approval at all. See "Government Regulation" and "Cautionary Statements Regarding Forward-Looking Statements -- Uncertainty of FDA Approval for the Biofield Diagnostic System" and "--Government Regulation; No Assurance of Regulatory Approvals."

         The laws of certain European countries may permit the Company to begin marketing the Biofield Diagnostic System in Europe before marketing would be permitted in the United States. The Company currently anticipates a European product launch of the Biofield Diagnostic System during the second half of 1998. There can be no assurance that the Company's proposed marketing schedules or plans can or will be met. See "Government Regulation" and "Cautionary Statements Regarding Forward-Looking Statements -- Uncertainty of FDA Approval for the Biofield Diagnostic System" and "--Government Regulation; No Assurance of Regulatory Approvals."

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

THE BIOFIELD DIAGNOSTIC SYSTEM

         The Biofield Diagnostic System is intended to provide physicians and patients with immediate and objective information concerning the probability that an identified lesion is malignant or benign. A breast exam utilizing the Biofield Diagnostic System, called the Biofield Test, is non-invasive and can be performed in a physician's office by a physician or a medical technician in less than 20 minutes. Single-use Biofield Diagnostic Sensors are arranged on the skin surface in and around the quadrant of the breast where a suspicious lesion has been identified and in corresponding locations on the asymptomatic breast. Sensor readings are measured and analyzed using a pre-programmed algorithm. The Company anticipates that the output from a Biofield Test will be a written report that includes an objective reading on a number scale. The higher the number, the greater the probability the patient has proliferative disease or cancer in the area examined. Such information, together with other available clinical information, can be used by the physician to make further treatment decisions, including whether to proceed to surgical biopsy.

         The Company believes the Biofield Diagnostic System will offer patients and physicians several advantages compared with currently available modalities used in breast cancer diagnosis, including the following:

         - Provides the patient and physician with immediate, objective test results that indicate the probability that a suspicious lesion is malignant or benign.

         - Non-invasive-- all measurements are taken from sensors placed on the skin surface.

         - Unlike x-ray mammography, no exposure to radiation or breast compression. This will allow physicians to repeat the test as often as needed, which is especially important for women at high risk for developing breast cancer and other patients requiring follow-up examination.

         - In clinical studies to date, the Biofield Diagnostic System has performed better in the clinically difficult subgroup of younger women for whom diagnostic imaging modalities are generally considered less effective.

         - Diagnostic exam can be performed by a physician or medical technician in less than 20 minutes in a physician's office.

         - The estimated capital cost of the device, approximately $25,000 - $30,000 in the United States, is expected to be significantly less than the cost of purchasing and installing diagnostic x-ray mammography or other diagnostic imaging equipment. The estimated cost of one set of single-use Biofield Diagnostic Sensors is expected to be approximately $100 in the United States. The Company believes that the per procedure costs of a Biofield Test will be competitive with current costs of diagnostic mammography and ultrasound.

         The Company believes that the Biofield Diagnostic System will be appreciated by physicians and patients for its accuracy and convenience, and by third party payors of health care costs for the cost containment potential of reducing the number of diagnostic tests, including surgical biopsies, performed on suspicious lesions.

         The Biofield Diagnostic System is not available for commercial distribution in the United States at this time and will not be available until the Company obtains FDA pre-market approval, the receipt and timing of which are uncertain.

CLINICAL STUDIES

         The Company has conducted clinical trials in the United States, Europe and Japan with the Biofield Diagnostic System involving over 3,000 women with suspicious breast lesions. The basic protocol for the Company's clinical studies, provided for women with suspicious lesions detected either by x-ray mammography screening or a physical examination (self or by physician) to be tested with the Biofield Diagnostic System prior to open surgical biopsy. Women who participated in these studies had undergone diagnostic work-ups, which often included a series of tests, prior to proceeding to biopsy. In each of these studies the results obtained using the Biofield Diagnostic System were compared to the biopsy results. Based on clinical studies to date, the Company believes that the Biofield Diagnostic System, together with other available information, could reduce diagnostic uncertainty and decrease the number of diagnostic procedures, including surgical biopsies, performed on suspicious lesions. See "Government Regulation" and " Cautionary Statements Regarding Forward-Looking Statements - Uncertainty of FDA Approval for the Biofield Diagnostic System" and "Government Regulation; No Assurance of Regulatory Approvals."

         The Biofield Diagnostic System is not available for commercial distribution in the United States at this time and will not be available until U.S. Food and Drug Administration ("FDA") premarket approval is received. On December 30, 1996, the Company submitted a premarket approval application ("PMA") to the FDA for the Biofield Diagnostic System. The initial PMA for the Biofield Diagnostic System was based principally upon the results of the Company's U.S. Multi-center Study. The PMA as submitted to the FDA included data from clinical trials on over 1,200 women tested at six medical institutions under the direction of physicians involved in breast cancer diagnosis and treatment. On February 27, 1997, the FDA informed the Company that its PMA had not been accepted for filing and requested that the Company address deficiencies in the PMA before further consideration of such PMA. Specifically, the FDA has not accepted the findings from the Company's U.S. Multi-center Study as submitted in the PMA. Subsequently, the Company has been in discussions with the FDA regarding the protocol for a proposed additional clinical trial in support of resubmission of the PMA for the Biofield Diagnostic System. The Company has voluntarily withdrawn the original submission and intends to resubmit its PMA upon completion of additional testing and data analysis. Discussions with the FDA aimed at establishing the design and protocol for the proposed additional clinical trial are ongoing. The clinical trial design and protocol may have a significant impact on the time required to complete the clinical trial. Following these discussions with the FDA, the Company will evaluate its options and finalize its plans for proceeding. The Company currently anticipates starting the enrollment phase of an additional clinical trial in support of a resubmission of the PMA during the first half of 1998. The enrollment phase of the clinical trial is expected to take several months or longer, followed by data analysis. Resubmission of the PMA is expected to follow. The PMA, if and when accepted for filing by the FDA, is currently designated for review under the FDA's Expedited Review policy. There can be no assurance, however, that such Expedited Review status will be maintained or result in a more expeditious approval, or approval at all. See "Cautionary Statements Regarding Forward-Looking Statements -- Uncertainty of FDA Approval for the Biofield Diagnostic System" and "--Government Regulation; No Assurance of Regulatory Approvals."

THE BIOFIELD SCREENING SYSTEM

         Based on its clinical experience with the Biofield Diagnostic System for testing symptomatic women and its belief that the electrophysiological characteristics of cancer are similar for both palpable or nonpalpable lesions, the Company believes that its technology can be adapted for breast cancer screening in asymptomatic women. The proposed Biofield screening system, an enhanced version of the Biofield Diagnostic System with additional data channels and a dedicated algorithm, is currently under development by the Company. The proposed Biofield screening system has been designed to screen all quadrants of each breast by using additional Biofield Diagnostic Sensors arranged in a pre-determined pattern. Screening examinations utilizing the Company's prototype Biofield screening system take less than 30 minutes to complete. The Company has completed the prototype design and development work necessary for clinical testing of the Biofield screening system, although the Company's design and development of the final sensor configuration has not yet been completed.

         While the Company believes that the results of a 1993 pilot breast cancer screening study support further clinical trials of the proposed Biofield screening system, the Company has focused its efforts on first completing the development and clinical testing of the Biofield Diagnostic System for use as a diagnostic tool. The Company believes that the protocol for a full-scale clinical trial of the proposed screening device would require enrollment of a large number of women at multiple clinical sites and would require significant follow-up procedures. There can be no assurance that Biofield's technology can be adapted for breast cancer screening, or, if adapted, that the proposed Biofield screening system will be approved by the FDA or be commercially accepted.

OTHER MARKETS

         The Company believes that the need exists for products that will provide early and accurate detection of types of epithelial cancers other than breast cancer. Ongoing preclinical research has been designed to obtain additional scientific knowledge of the fundamentals underlying Biofield's core technology and identify new applications for Biofield's technology. The Company's preclinical research is intended to support the development of devices and procedures based on Biofield's technology for the detection of other cancers, including cancer of the ovaries, skin, prostate and colon. There can be no assurance that Biofield's technology can be adapted for breast cancer screening or for the detection of other cancers, and, if adapted, that any such products developed by the Company will be approved by the FDA or will be accepted commercially.

BIOFIELD TECHNOLOGY

         Biofield's technology is based on the principle that epithelial cancers, such as cancer of the breast, ovaries, skin, prostate and colon, are characterized by electrical changes. These changes result in a disruption, or depolarization, of the charge distribution found in normal epithelial tissue which lines many solid organs, including the stomach, colon, prostate, endometrium, lung and breast. Moreover, this depolarization appears to be progressive as cell transformation and carcinogenesis occur.

         This depolarization is measurable at the skin surface in the form of electrophysiological differentials. The Biofield Diagnostic System takes multiple readings from an array of test points on the skin surface of the symptomatic breast and asymptomatic breast to measure differentials which may exist between test points. The Company believes that the analysis of these differentials, using a pre-programmed algorithm, provides useful diagnostic information.

MARKETING AND SALES

         Because of the large number of diagnostic procedures that are performed on suspicious breast tissue in the United States, the Company intends to focus its U.S. marketing efforts on the clinical ability of the Biofield Diagnostic System to reduce diagnostic uncertainty and decrease the number of diagnostic tests performed on these suspicious lesions. The Company believes that the market for the Biofield Diagnostic System will include physicians involved in the detection and management of breast cancer, including radiologists, gynecologists, general surgeons, breast surgeons and general practitioners, as well as hospitals and clinics. The Company currently anticipates that, if the Biofield Diagnostic System is approved by the FDA, the Company will market this product in the United States together with one or more distribution partners, or through a dedicated internal sales force in order to maximize product sales and market penetration.

         In the United States, the Company currently anticipates that the capital cost of purchasing the Biofield Diagnostic System will be approximately $25,000 - $30,000. Such estimated capital cost is substantially less than the cost of diagnostic mammography equipment or ultrasound systems, which range in price from approximately $60,000 to $225,000. The Company currently estimates that the cost of a set of single-use Biofield Diagnostic Sensors is expected to be approximately $100 in the United States. The Company believes that the per procedure costs of a Biofield Test will be competitive with the current costs of diagnostic mammography and ultrasound.

         The laws of certain European countries may permit the Company to begin marketing the Biofield Diagnostic System in Europe before marketing would be permitted in the United States. In addition, the European Union requires that by mid-1998 all companies conducting sales in member countries must obtain certifications necessary to enable the "CE" mark to be affixed to their products. The Company is in the final stages of obtaining such certifications. There can be no assurance that the Company will be able to obtain such final approvals in a timely manner, or at all.

         The Company currently anticipates commencing its foreign marketing efforts during the second half of 1998 with a European market launch, and is considering potential distribution arrangements with strategic marketing partners in the United States, Europe and Asia. The Company believes that a distribution arrangement with one or more strategic partners could assist in the marketing and servicing of the Biofield Diagnostic System. There can be no assurance that the Company will be able to enter into any such strategic alliance or that any of the Company's proposed marketing schedules or plans can or will be met.

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

MANUFACTURING

         The Company has used certain contract manufacturers to produce the initial quantities of the Biofield Diagnostic Device and disposable Biofield Diagnostic Sensors and intends to continue to do so to satisfy its needs for future clinical studies and for commercial quantities. Electronic components and raw materials used in the Biofield Diagnostic Device and Biofield Diagnostic Sensors are available from numerous suppliers. Some components are stock items, while others are designed and manufactured to Biofield's specifications. The Company owns certain of the specifications, molds and other equipment used to manufacture components of its proposed products.

         The Company has engaged SeaMED Corporation of Seattle, Washington to design and manufacture quantities of the commercial production model of the Biofield Diagnostic Device for use in connection with clinical studies. The Company has entered into an agreement with SeaMED Corporation which grants SeaMED Corporation the right to manufacture at least 50% of the Company's worldwide requirements for the Biofield Diagnostic Device, other than devices to be manufactured and sold in Asia, for a period of five years commencing May 1996. The Company has arranged for other third parties to supply its Biofield Diagnostic Sensors and sensor components for its clinical studies and does not anticipate any difficulties in arranging for the commercial production of these items. There can be no assurance that any of the suppliers can meet current or future Good Manufacturing Practices ("GMP") requirements.

PATENTS AND PROPRIETARY INFORMATION

         The Company has eleven issued U.S. patents relating to its products and technology. Biofield devices, single-use sensors, methods, device design and certain device and sensor components are the subject of either issued U.S. patents or pending U.S. and foreign patent applications. In addition, the Company has a non-exclusive license under a U.S. patent entitled "Device and Method of Detecting the Potential Level of the Electromagnetic Field of a Living Organism."

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

         Medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling and adherence to GMPs). Class II devices are subject to general controls and to special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those that must receive pre-market approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices such as the Biofield Diagnostic System and the proposed Biofield screening system, which have not been found to be substantially equivalent to legally marketed Class I or II devices), and require clinical testing to ensure safety and effectiveness and must receive FDA approval prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class I and Class II devices. A PMA must be filed if a proposed device is not substantially equivalent to a legally marketed predicate device or if it is a Class III device for which the FDA has called for such applications.

         If human clinical trials of a device are required and if the device presents a "significant risk," the manufacturer or distributor of the device is required to file an investigational device exemption ("IDE") application with the FDA prior to commencing human clinical trials. The IDE application must be supported by data, typically the results of animal and, possibly, mechanical testing. If the IDE application is approved by the FDA, human clinical trials may begin at a specific number of investigational sites with a maximum number of patients, as approved by the agency. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study provided such costs do not exceed recovery of the costs of manufacture, research, development and handling. The clinical trials must be conducted under the auspices of an independent institutional review board ("IRB") established pursuant to FDA regulations. If one or more IRBs determine that a clinical trial involves a "nonsignificant risk" device, the sponsor of the study is not required to obtain FDA approval of an IDE application before beginning the study. However, prior IRB approval of the study is required and the study must be conducted in compliance with the applicable FDA regulations, including, but not limited to, FDA's regulations regarding the protection of human subjects.

         Generally, before a new device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance of a pre-market notification ("510(k) notification") or approval of a PMA. If a medical device manufacturer or distributor can establish that a device is "substantially equivalent" to a legally marketed Class I or Class II device, or to a preamendment Class III device for which the FDA has not called for PMAs, the manufacturer or distributor may seek clearance from the FDA to market the device by filing a 510(k) notification. The 510(k) notification may need to be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA. The FDA recently has been requiring a more rigorous demonstration of substantial equivalence.

         Following submission of the 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. At this time, the FDA typically responds to the submission of a 510(k) notification within 90 to 200 days. An FDA order may declare that the device is substantially equivalent to a legally marketed device and allow the proposed device to be marketed in the United States. The FDA, however, may determine that the proposed device is not substantially equivalent or require further information, including clinical data, to make a determination regarding substantial equivalence. Such determination or request for additional information could delay market introduction of the product that is the subject of the 510(k) notification. After extensive discussions with the FDA, it was determined that the pre-market notification clearance path would not be available for the Biofield Diagnostic System and therefore the Company proceeded with clinical trials necessary to support a PMA application.

         If a manufacturer or distributor of medical devices cannot establish that a proposed device is substantially equivalent to a legally marketed device, as is the case with the Biofield Diagnostic System, the manufacturer or distributor must seek pre-market approval of the proposed device through submission of a PMA. A PMA must be supported by extensive data, including preclinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device. Following receipt of a PMA, if the FDA determines that the application is sufficiently complete to permit a substantive review, the agency will "file" the application. Under the FDC Act, the FDA has 180 days to review a PMA, although the review of an application more often occurs over a protracted time period, and generally takes approximately two years or more from the filing date to complete.

         On November 8, 1994, the Biofield Diagnostic System was granted Expedited Review status by the FDA. Expedited Review is a policy of the FDA available to medical devices which satisfy one or more of the following criteria:

         - The device addresses a condition which is serious or life-threatening or presents a risk of serious injury for which no alternative legally marketed diagnostic/therapeutic modality exists.

         - The device addresses a condition which is life-threatening or irreversibly debilitating, and provides for clinically important earlier diagnosis or significant advances in safety and/or effectiveness over existing alternatives.

         - The device represents a clear clinically meaningful advantage over existing technology, defined as having major (not incremental) increased effectiveness or reduced risk compared to existing technology.

         - The availability of the device is otherwise in the best interest of the public health.

         Those devices proceeding through the Expedited Review process may receive a more timely approval, possibly as early as one year after filing. However, there can be no assurance that the Expedited Review status that has been granted for any medical device will be maintained or result in a more expeditious approval, or approval at all. The FDA can revoke an Expedited Review status at anytime that it determines that the criteria for such status are no longer satisfied. Accordingly, although the FDA has advised the Company that, upon resubmission, its PMA for the Biofield Diagnostic System will be reviewed under the FDA's Expedited Review policy, there can be no assurance that such Expedited Review status will be maintained or result in a more expeditious approval, or approval at all.

         The PMA approval process can be expensive, uncertain and lengthy. A number of devices for which pre-market approval has been sought have never been approved for marketing. The review time is often significantly extended by the FDA, which may require more information or clarification of information already provided in the submission. During the review period, an advisory committee likely will be convened by FDA to review and evaluate the application and provide recommendations to the agency as to whether the device should be approved. The FDA typically accords substantial weight to the advisory committee's recommendation although the agency is not bound by it. In addition, the FDA will inspect the manufacturing facility to ensure compliance with the GMP regulations for medical devices prior to approval of the PMA. If granted, the approval may include significant limitations on the indicated uses for which a product may be marketed.

         On December 30, 1996, the Company submitted its PMA to the FDA for the Biofield Diagnostic System. The initial PMA for the Biofield Diagnostic System was based principally upon the results of the Company's U.S. Multi-center Study. The PMA as submitted to the FDA included data from clinical trials on over 1,200 women tested at six medical institutions under the direction of physicians involved in breast cancer diagnosis and treatment. On February 27, 1997, the FDA informed the Company that its PMA had not been accepted for filing and requested that the Company address deficiencies in the PMA before further consideration of such PMA. Specifically, the FDA has not accepted the findings from the Company's U.S. Multi-center Study as submitted in the PMA. The FDA stated that it had concerns about the study design and, in particular, the selection of the algorithm used on the supporting data set. The FDA advised the Company that it must first select a final algorithm and then test it with an independent data set. Further, the FDA stated that the design of the clinical trial must provide data that supports the indications for use of the Biofield Diagnostic System which should include the impact on patient management.

         Subsequent to the FDA's initial review, the Company has been in discussions with the FDA regarding the design and protocol for an additional clinical trial in support of a resubmission of the PMA. The Company has voluntarily withdrawn the original submission and intends to resubmit its PMA upon completion of additional testing and data analysis. Discussions with the FDA aimed at establishing the design and protocol for the additional clinical trial are ongoing. The clinical trial protocol may have a significant impact on the time required to complete the clinical trial. Following these discussions with the FDA, the Company will evaluate its options and finalize its plans for proceeding. The Company currently anticipates starting the enrollment phase of an additional clinical trial in support of a resubmission of the PMA during the first half of 1998. The timing of patient enrollment in the additional clinical trial will depend upon development of a clinical trial design and protocol acceptable to the Company and the FDA, and the Company's receipt of approval to conduct the additional clinical trial from the Institutional Review Boards of the proposed study sites. The enrollment phase of the clinical trial is expected to take several months or longer, followed by data analysis. The time necessary to complete the additional clinical trial will depend upon numerous factors, including the number of patients to be included in the study, the criteria for inclusion of patients in the study, the ability to recruit and enroll patients in the study and the time required to analyze the clinical results. The PMA, if and when accepted for filing by the FDA, is currently designated for review under the FDA's Expedited Review policy.

         Conducting additional clinical trials will require the expenditure of substantial additional funds. Furthermore, there can be no assurance that results obtained in any additional trials will be consistent with the results obtained in the U.S. Multi-center Study or that any such results, or the resubmitted PMA, will be accepted by the FDA.

         There can be no assurance that the Company will be able to obtain the necessary FDA approval of its PMA to market the Biofield Diagnostic System, or any other product that the Company may develop, on a timely basis, if at all. Delays in receipt or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

         Currently, the Company is dependent on third-party companies to manufacture its products for use in clinical trials and commercial distribution. These third-party companies are required to register with the FDA as medical device manufacturers. The third-party manufacturers are inspected by the FDA for compliance with the Quality System Regulation ("QSR") (formerly the GMP regulation), which sets forth certain procedural and documentation requirements with respect to design, development, manufacturing and quality assurance activities, and other applicable regulations. In addition, the third-party manufacturers will be specifically inspected by the FDA before the agency will approve a PMA for the Biofield Diagnostic System. There can be no assurance that the third-party manufacturers on which the Company depends for the manufacture of the Biofield Diagnostic System will be in compliance with the GMP regulations at the time of the pre-approval inspection or will maintain such compliance. Such failure could significantly delay FDA approval of the PMA for the Biofield Diagnostic System or prevent the Company from marketing its devices once approved. Any such action would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

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

         Unapproved products subject to the PMA requirements must receive prior FDA export approval in order to be marketed outside of the United States unless they are approved for use by any member country of the European Union or certain other countries, including Australia, Canada, Israel, Japan, New Zealand, Switzerland and South Africa, in which case they can be exported to any country provided that certain limited notification requirements are met. The Company has received FDA approval to export the Biofield Diagnostic System to The Netherlands. There can be no assurance that the Company will meet the FDA's export requirements or receive FDA export approval to export the Biofield Diagnostic System to other countries, in addition to The Netherlands, when such approval is necessary, or that countries to which the devices are to be exported will approve the devices for import. Failure of the Company to meet the FDA's export requirements or obtain FDA export approval when required to do so, or to obtain approval for import, could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

         The President recently signed into law the Food and Drug Administration Modernization Act of 1997. This legislation makes changes to the device provisions of the FDC Act and other provisions in the FDC Act affecting the regulation of devices. Among other things, the changes will affect the premarket approval process, and also will affect the FDA's investigational device exemption process, data requirements and procedures relating to breakthrough devices, tracking and postmarket surveillance, accredited third party review, and the dissemination of off label information. The Company cannot predict how or when these changes will be implemented or what effect the changes will have on the regulation of the Company's products. There can be no assurance that the new legislation will not impose additional costs or lengthen review times for the Company's products.

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

REIMBURSEMENT

         Suppliers of health care products and services are greatly affected by Medicare, Medicaid and other government insurance programs, as well as by private insurance reimbursement programs. Third party payors (Medicare, Medicaid, private health insurance, health administration authorities in foreign countries and other organizations) may affect the pricing or relative attractiveness of the Company's products by regulating the maximum amount of reimbursement provided for by such payors to the physicians and clinics utilizing the Biofield Diagnostic System or the proposed Biofield screening device or any other proposed products developed by the Company, or by taking the position that such reimbursement is not available at all.

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

         Reimbursement for use of the Biofield Diagnostic System in international markets will vary and be determined on a country-by-country basis. The Company is pursuing efforts to obtain such reimbursement status in major European markets. In certain countries, the Company's ability to achieve significant market penetration may depend upon the availability of third party governmental reimbursement.

         There can be no assurance as to either the United States or international markets that third party reimbursement and coverage will be available and adequate, that current reimbursement amounts for medical products of a similar nature will not be decreased in the future or that future legislation, regulation or reimbursement policies by third party payers will not occur.

COMPETITION

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

LICENSES AND OTHER AGREEMENTS

         The Company has a non-exclusive license from Biochron Corporation, a non-affiliated corporation, under a U.S. patent entitled "Device and Method of Detecting the Potential Level of the Electromagnetic Field of a Living Organism." The license agreement provides for a 1% royalty on gross sales of any covered devices until the patent expires in May 1999. The Company is party to a royalty agreement with Teiresias, Inc. and its founder, who was formerly a consultant to the Company. Pursuant to the agreement, Teiresias, Inc. provided services to the Company for approximately five years in connection with the original design and fabrication of prototype devices. This agreement obligates the Company to pay royalties to Teiresias, Inc. on net sales, if any, of depolarized, pre-gelled electrodes, subject to an aggregate limit of $2,500,000. In addition, the Company has agreed to certain royalty arrangements with Mark L. Faupel, Ph.D., its former Vice President, Research and Development. The Company is obligated to pay certain royalties to Dr. Faupel based on sales of the Biofield Diagnostic Device and sales of Biofield Diagnostic Sensors through 2005 or until such royalties reach $8,000,000, whichever comes first. The Company also has agreed to certain royalty arrangements with David M. Long, Jr., M.D., Ph.D. and Abel Laboratories, Inc. The Company, Dr. Long and Abel Laboratories have entered into a Patent Royalty Agreement obligating Abel Laboratories and Dr. Long to assign to the Company all of their rights and interests in all inventions and/or technology conceived and/or developed by either of them in connection with performing services under a Laboratory Services Agreement. As consideration therefor, the Company has agreed to pay Abel Laboratories royalties on the net sales of products resulting from inventions, if any, that become covered by a U.S. or foreign patent to up to a maximum of $2,000,000 per invention. See Notes 4, 7 and 9 of Notes to Consolidated Financial Statements.

EMPLOYEES

         As of March 20, 1998, the Company had 35 employees. The Company believes that its employee relations are good. None of the Company's employees are covered by a collective bargaining agreement.

ITEM 2. PROPERTIES

         The Company's principal offices are located at 1225 Northmeadow Parkway, Suite 120, Roswell, Georgia. Such offices are leased by the Company under a forty month lease commencing December 1, 1997 for approximately 16,500 square feet of office space. Annual rent payments under the lease currently are approximately $180,000, subject to certain annual escalations in each year thereafter.

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

         The following table sets forth, for the periods indicated, the high and low daily selling prices for the Company's Common Stock based on transaction data as reported by the Nasdaq National Market:

                  Year ended December 31, 1996                          High             Low
                  ----------------------------                          ----             ---
                  First Quarter
                    (commencing March 19, 1996)..................      $11.125         $ 9.938
                  Second Quarter.................................       18.500          10.000
                  Third Quarter..................................       15.625           7.250
                  Fourth Quarter.................................       16.250           7.375

                  Year ended December 31, 1997                           High             Low
                  ----------------------------                           ----             ---
                  First Quarter..................................      $17.500         $ 3.750
                  Second Quarter.................................        6.375           3.000
                  Third Quarter..................................        6.125           2.938
                  Fourth Quarter.................................        5.500           2.500

         On March 20, 1998, the last reported closing sale price for the Company's Common Stock, as reported by the Nasdaq National Market, was $3.25 per share.

         As of March 20, 1998, there were approximately 191 holders of record of the Common Stock. This number excludes individual stockholders holding stock under nominee security position listings.

         The Company has not declared or paid any dividends since its inception, and does not intend to pay any cash dividends in the foreseeable future. The Company currently anticipates that it will retain all its earnings for use in the operation and expansion of its business and, therefore, does not anticipate that it will pay any cash dividends in the foreseeable future.

         On December 17, 1997, the Company consummated a private placement (the "1997 Private Placement") of 2,867,670 shares of Common Stock to accredited investors, yielding aggregate gross proceeds to the Company of $9,033,160. The 1997 Private Placement was made pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) thereof and Regulation D thereunder.

         Concurrent with the closing of the 1997 Private Placement, the Company issued an aggregate of 643,639 shares of Common Stock in exchange for outstanding warrants to purchase an aggregate of 1,574,930 shares of Common Stock (the "Warrant Exchange"). Such warrants were issued in connection with the Company's 1995 private placement of securities units. In order to participate in the Warrant Exchange, warrant holders were required to invest in the 1997 Private Placement.

         In September 1997, the Company issued 25,000 shares of Common Stock to a nonaffiliated third party as consideration for consulting services rendered to the Company. These shares were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) thereof.

ITEM 6. SELECTED FINANCIAL DATA

         The following information has been summarized from the financial statements included elsewhere herein and should be read in conjunction with such financial statements, related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                           Nine-Month
                                                                                          Period Ended    Year Ended
                                                      Years Ended December 31,            December 31,     March 31,
                                                      ------------------------            ------------    ----------
                                                 1997           1996           1995          1994(1)         1994
                                               --------       --------       --------       --------       --------
                                                               (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
  Operating expenses:
    Research and development ..............    $  7,080       $  7,732       $  6,188       $  3,833       $  5,088
    Selling, general and administrative ...       3,565          3,135          2,920          1,230          1,885
                                               --------       --------       --------       --------       --------
       Total operating expenses ...........      10,645         10,867          9,108          5,063          6,973
                                               --------       --------       --------       --------       --------
    Interest income .......................         518            840            379            105             90
    Interest expense ......................          (4)            (9)           (11)            (1)           (17)
                                               --------       --------       --------       --------       --------
    Net other income ......................         514            831            368            104             73
                                               --------       --------       --------       --------       --------
  Loss before income taxes ................     (10,131)       (10,036)        (8,740)        (4,949)        (6,900)
  Provision for income taxes ..............         (20)            --             --             --             --
                                               --------       --------       --------       --------       --------
  Net loss ................................    $(10,151)      $(10,036)      $ (8,740)      $ (4,959)      $ (6,900)
                                               ========       ========       ========       ========       ========

  Net loss per share:
    Basic and diluted(2) ...................   $  (1.53)      $  (1.66)      $  (2.09)
                                               ========       ========       ========
  Weighted average shares
          outstanding:
    Basic and diluted(2) ...................      6,631          6,044          4,180
                                               ========       ========       ========


                                                                               December 31,
                                                          -----------------------------------------------------        March,
                                                                                                                      --------
                                                            1997           1996           1995           1994           1994
                                                          --------       --------       --------       --------       --------
                                                                                      (In thousands)
                                                                                      --------------
BALANCE SHEET DATA:
   Cash, cash equivalents and short-term investments      $ 12,598       $ 13,939       $  6,271       $  1,966       $  5,700
   Working capital .................................        11,514         12,869          4,667          1,250          5,109
   Total assets ....................................        14,103         15,486          7,776          3,394          6,455
   Long-term liabilities ...........................            --             --             --             --             --
   Capital lease obligations less current portion ..            --              4             34             16             --
   Accumulated deficit .............................       (45,520)       (35,369)       (25,333)       (16,593)       (11,634)
   Total stockholders' equity ......................        12,747         14,092          6,053          2,617          5,613


(1) Effective December 31, 1994, the Company changed its fiscal year end from March 31 to December 31. Accordingly, the statement of operations data is presented for the transition period from April 1, 1994 to December 31, 1994.

(2) In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted loss per share with basic and diluted loss per share. Unlike primary loss per share, basic loss per share excludes any dilutive effects of options, warrants and convertible securities. Diluted loss per share is very similar to the previously reported fully diluted loss per share. Additionally, in 1998 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 98 ("SAB 98"). SAB 98 removes the Company's need to consider common stock issued and stock options and warrants granted during the twelve month period preceding an initial public offering. All loss per share amounts for all periods have been presented and, where appropriate, restated to conform to the provisions of Statement No. 128 and SAB 98. See Note 2 to Consolidated Financial Statements for an explanation of the method used to determine the number of shares to compute net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Company's Financial Statements, and Notes thereto appearing elsewhere in this document.

OVERVIEW

         As a development stage company, the Company has incurred net losses since inception through December 31, 1997 of approximately $45.5 million. The Company expects operating losses will increase for at least the next several years as total costs and expenses increase due principally to the FDA premarket approval process for the Biofield Diagnostic System, marketing and manufacturing expenses associated with the anticipated commercialization of the Biofield Diagnostic System, as well as development of, and clinical trials for, the proposed Biofield screening system and other research and development activities.

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

     RESULTS OF OPERATIONS

     COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 1997 AND 1996.

         Research and development. Research and development expenses include the costs of engineering, manufacturing and clinical trials and related activities conducted in connection with required governmental and regulatory approvals for the Biofield Diagnostic System, which consists of the Biofield Diagnostic Device and Biofield Diagnostic Sensors, as well as expenses for the development of the proposed Biofield screening system and preclinical research related to the enhancement of the technology and its development for use in the detection of other cancers. Research and development expenses decreased by 8% to $7,080,060 during 1997, compared to $7,732,249 during 1996. This decrease is primarily attributable to a decrease in expenses incurred for product engineering services related to the Biofield Diagnostic System and clinical development activities. The decrease in research and development expenses during 1997 were partially offset by increases in compensation and recruiting and relocation expenses associated with hiring several new employees of the Company in the areas of operations, research and development, regulatory and clinical affairs and quality assurance, and consulting services related to regulatory and quality assurance and product development activities. The Company expects research and development expenses to increase in the future as the Company conducts additional clinical trials and continues to allocate resources to implement and maintain regulatory programs.

         Selling, general and administrative expenses increased by 14% to $3,565,397 during 1997, compared to $3,135,219 during 1996. This increase was primarily attributable to an increase in expenses incurred in connection with the Company's European marketing activities and increased costs associated with being a public company, such as public/investor relations, legal and accounting fees and additional premiums for directors' and officers' liability insurance. The increase in selling, general and administrative expenses during 1997 were partially offset by decreases in expenses incurred for compensation, recruiting and relocation expenses associated with the Company's former President and Chief Executive Officer and former U.S. sales and marketing employees. The Company expects selling, general and administrative expenses to increase in the future as the Company prepares for commercialization of the Biofield Diagnostic System in Europe and other international markets.

         The Company's interest income decreased by 38% to $517,690 during 1997, compared to $840,104 during 1996. The decrease in interest income during 1997 was primarily due to lower average invested cash, cash equivalent and short-term investment balances compared to those during 1996.

         As a result of the foregoing, net loss was $10,151,040, or $1.53 per share during 1997, compared to $10,036,090, or $1.66 per share during 1996. As a result of the issuance of shares in connection with the Company's private placement and concurrent warrant exchange in December 1997 and its initial public offering in March 1996, the Company had an average of 6.6 million shares outstanding for the year ended December 31, 1997 compared to 6.0 million shares outstanding for the year ended December 31, 1996.

     COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 1996 AND 1995.

         Research and development. Research and development expenses increased by 25% to $7,732,249 during 1996, compared to $6,188,255 during 1995. This increase was primarily attributable to an increase in compensation, recruiting and relocation expenses due to an increase in research and development personnel from an average of 18 full-time equivalent employees in 1995 to an average of 26 full-time equivalent employees in 1996, consulting expenses related to third-party reimbursement issues, and preclinical research and clinical development activities.

         Selling, general and administrative. Selling, general and administrative expenses increased by 7% to $3,135,219 during 1996, compared to $2,919,775 during 1995. This increase was primarily attributable to an increase in compensation and recruiting and relocation expenses due to the hiring of a new President and Chief Executive Officer in December 1995, a new Vice President of Marketing and Sales in June 1996 and a new Director of Marketing and Sales in August 1996, and increases in expenses incurred in connection with marketing activities, investor relations and additional premiums for directors' and officers' liability insurance. The increase in selling, general and administrative expenses during 1996, as discussed above, was partially offset by a charge in 1995 for severance benefits pursuant to an agreement between the Company and its former President and a charge in 1995 for a contractual settlement between the Company and its current Vice Chairman and Chief Executive Officer. See Note 7 of Notes to Consolidated Financial Statements.

         Interest income. The Company's interest income increased by 122% to $840,104 during 1996, compared to $378,996 during 1995. This increase was primarily due to higher average invested cash, cash equivalent and short-term investment balances compared to those of the previous period.

         As a result of the foregoing, net loss was $10,036,090, or $1.66 per share during 1996, compared to $8,739,860, or $2.09 per share during 1995. As a result of the issuance of shares in connection with the Company's initial public offering in March 1996, the Company had an average of 6.0 million shares outstanding for the year ended December 31, 1996 compared to 4.2 million shares outstanding for the year ended December 31, 1995.

     LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception primarily by the issuance of equity securities with aggregate net proceeds of approximately $55,519,000 and interest income of approximately $1,998,000 from investments. The Company received net proceeds of approximately $4.3 million from the private placement offering of Common Stock and approximately $9.4 million in net proceeds from a private placement offering of Series A Convertible Preferred Stock, $.001 par value per share, during fiscal years ended March 31, 1993 and 1994, respectively. In September 1994, the Company received net proceeds of approximately $1.9 million from a private placement offering of Series B Convertible Preferred Stock, $.001 par value per share. During the year ended December 31, 1995, the Company received net proceeds of approximately $12.0 million from a private placement offering of securities units including Series C Convertible Preferred Stock, $.001 par value per share. In March 1996, the Company received net proceeds of approximately $18.0 million from the sale of 1,819,000 shares of the Company's Common Stock in its initial public offering. In December 1997, the Company received net proceeds of approximately $8.4 million from the sale of 2,867,670 shares of the Company's Common Stock in the 1997 Private Placement. Concurrent with the Closing of the 1997 Private Placement, the Company issued an aggregate of 643,639 shares of Common Stock in exchange for outstanding warrants to purchase an aggregate of 1,574,930 shares of Common Stock. Such warrants were issued in connection with the Company's 1995 private placement of securities units. See Note 8 of Notes to Consolidated Financial Statements.

         As of December 31, 1997, the Company had total cash, cash equivalents and short-term investments of $12,597,960, of which $12,050,344 was invested in investment grade corporate obligations, money market funds, shares of liquid (auction-market) preferred stock and bonds, and certificates of deposit. As of December 31, 1997, the Company had working capital of $11,513,773 compared to $12,868,842 at December 31, 1996. The decrease in working capital was the result of approximately $9.9 million of cash used primarily to finance the Company's operations and capital requirements during 1997 offset by approximately $8.4 million in net proceeds from the Company's 1997 Private Placement and approximately $262,000 in proceeds received upon the exercise of stock options and warrants. The Company does not expect to generate a positive internal cash flow for at least several years due to the expected increase in spending related to the premarket approval process for the Biofield Diagnostic System, research and development and the expected costs of commercializing the Biofield Diagnostic System in Europe and, pending FDA approval, in the United States.

         From the Company's inception through December 31, 1997, the Company purchased approximately $2.4 million of property and equipment.

         The Company had no outstanding bank loans as of December 31, 1997. In July 1996, the Company obtained a commitment from an unrelated third party to finance up to $2.0 million of capital equipment pursuant to a sale-leaseback agreement. The Company has not utilized such lease financing commitment to date. See Note 7 of Notes to Consolidated Financial Statements.

         The Company's fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained. The Company will require substantial additional funds for its research and development programs, preclinical and clinical testing, operating expenses, regulatory processes, and manufacturing and marketing programs. The Company's future capital requirements will depend on many factors, including the following: the progress of its research and development projects; the progress of preclinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in the Company's existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that the Company may establish; and the development of commercialization activities and arrangements. The Company believes that its available cash, cash equivalents and investment securities and investment income should be sufficient to fund the Company's operations at least through the end of calendar year 1998. The Company does not expect to generate a positive internal cash flow for at least several years due to expected increases in capital expenditures, working capital and ongoing losses, including the expected cost of commercializing the Biofield Diagnostic System. The Company will need to arrange additional equity or debt financing for the future operation of its business. There can be no assurance that such financing can be obtained or, if it is obtained, that the terms thereof will be acceptable. The Company plans to continue its policy of investing excess funds in short-term, investment grade corporate obligations, money market funds, shares of liquid (auction-market) preferred stock and bonds, and certificates of deposit. See "Cautionary Statements Regarding Forward-Looking Statements--Uncertainties as to Future Profitability."

         At December 31, 1997, the Company has tax net operating loss carryforwards of approximately $42 million which expire in years 2002 through 2011. The utilization of the federal net operating loss carryforwards of approximately $15.6 million, included in the above amount, will be subject to an annual limitation of approximately $1,140,000 million per year due to ownership changes in 1992, 1995 and 1997 pursuant to the stock ownership change provision of the Tax Reform Act of 1986. Future changes in ownership may result in additional limitations.

         Recently Issued Accounting Standards may affect the Company's Financial Statements in the future. See Note 2 of Notes to Consolidated Financial Statements.

     YEAR 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Upon review of the Company's information systems, the Company has determined based upon currently available information that the Year 2000 Issue should not pose significant operational problems for its existing computer systems. The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 Issue. There can be no guarantee that the systems of other companies on which the Company's systems rely will be converted in a timely manner. Such failure of suppliers to remedy potential Year 2000 isues would have an adverse effect on the Company's systems.

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

         Uncertainty of FDA Approval for the Biofield Diagnostic System. On December 30, 1996, the Company submitted its PMA to the FDA for the Biofield Diagnostic System. The initial PMA for the Biofield Diagnostic System was based principally upon the results of the Company's U.S. Multi-center Study. The PMA as submitted to the FDA included data from clinical trials of over 1,200 women tested at six medical institutions under the direction of physicians involved in breast cancer diagnosis and treatment. On February 27, 1997, the FDA informed the Company that its PMA had not been accepted for filing and requested that the Company address deficiencies in the PMA before further consideration of such PMA. Specifically, the FDA has not accepted the findings from the Company's U.S. Multi-center Study as submitted in the PMA. The FDA stated that it had concerns about the study design and, in particular, the selection of the algorithm used on the supporting data set. The FDA advised the Company that it must first select a final algorithm and then test it with an independent data set. Further, the FDA stated that the design of the clinical trial must provide data that supports the indications for use of the Biofield Diagnostic System which should include the impact on patient management.

         Subsequent to the FDA's initial review, the Company has been in discussions with the FDA regarding the design and protocol for an additional clinical trial in support of a resubmission of the PMA. The Company has voluntarily withdrawn the original submission and intends to resubmit its PMA upon completion of proposed additional testing and data analysis. Discussions with the FDA aimed at establishing the design and protocol for the additional clinical trial are ongoing. The clinical trial protocol may have a significant impact on the time required to complete the clinical trial. Following these discussions with the FDA, the Company will evaluate its options and finalize its plans for proceeding. The Company currently anticipates starting the enrollment phase of an additional clinical trial in support of an amendment to or resubmission of the PMA during the first half of 1998. The timing of patient enrollment in the additional clinical trial will depend upon development of a clinical trial design and protocol acceptable to the Company and the FDA, and the Company's receipt of approval to conduct the additional clinical trial from the Institutional Review Boards of the proposed study sites. The enrollment phase of the clinical trial is expected to take several months or longer, followed by data analysis. The time necessary to complete the additional clinical trial will depend upon numerous factors, including the number of patients to be included in the study, the criteria for inclusion of patients in the study, the ability to recruit and enroll patients in the study and the time required to analyze the clinical results. The PMA, if and when accepted for filing by the FDA, is currently designated for review under the FDA's Expedited Review policy. There can be no assurance, however, that such Expedited Review status will be maintained or result in a more expeditious approval, or approval at all.

         Conducting additional clinical trials will require the expenditure of substantial additional funds. Furthermore, there can be no assurance that results obtained in any additional trials will be consistent with the results obtained in the U.S. Multi-center Study or that any such results, or the resubmitted PMA, will be accepted by the FDA. There can be no assurance that the FDA or other regulatory approvals for the Biofield Diagnostic System will be granted on a timely basis, or at all. Failure to obtain FDA approval to market the Biofield Diagnostic System would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

         Limited Operating History; Continuing Operating Losses. The Company has a limited history of operations. Since its inception in October 1987, the Company has engaged principally in the development of the Biofield Diagnostic System, which has not been approved for sale in the United States. Consequently, the Company has little experience in manufacturing, marketing and selling its products. The Company currently has no source of operating revenue and has incurred net operating losses since its inception. At December 31, 1997, the Company had an accumulated deficit of $45,519,920. Such losses have resulted principally from costs incurred in research and development and clinical trials and from general and administrative costs associated with the Company's operations. The Company expects operating losses to increase for at least the next several years due principally to the anticipated expenses associated with the premarket approval process for the Biofield Diagnostic System, the proposed commercialization of the Biofield Diagnostic System, development of, and clinical trials for, the proposed Biofield screening system and other research and development activities.

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

         Limited Manufacturing History. The Company does not have any manufacturing or production facilities or experience in manufacturing or contracting for the manufacturing of its proposed products in the volumes that will be necessary for the Company to achieve significant commercial sales in the event it obtains regulatory approval to market its products. While the Company does not currently manufacture any of its products, it may do so in the future. The Company has no experience in the manufacture of medical products for clinical trials or commercial purposes. Should the Company manufacture its products, the Company's manufacturing facilities would be subject to the full range of current Good Manufacturing Practices ("GMP") regulations and compliance with the QSR and similar risks of delay or difficulty in manufacturing and the Company would require substantial additional capital to establish such manufacturing facilities. In addition, there can be no assurance that the Company would be able to manufacture any such products successfully or cost-effectively.

         Dependence on Third Parties. The Company has used certain third parties to manufacture and deliver the components of the Biofield Diagnostic System and the proposed Biofield screening system used in clinical studies, and intends to continue to use third parties to manufacture and deliver such products and any other products which the Company may seek to develop. Such third parties must adhere to the GMP regulations and the QSR enforced by the FDA through its facilities inspection program and such third-parties' facilities must pass a plant inspection before the FDA will grant premarket approval of the Company's products. There can be no assurance that the third-party manufacturers on which the Company depends for the manufacture of the Biofield Diagnostic System will be in compliance with the GMP regulations and the QSR at the time of the pre-approval inspection or will maintain such compliance. Such failure could significantly delay FDA approval of the PMA application for the Biofield Diagnostic System, and such delay would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

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

         Potential Reliance on International Sales. The Company intends to commence commercial sales of the Biofield Diagnostic System in Europe prior to commencing commercial sales in the United States, where sales cannot occur unless and until the Company receives premarket approval from the FDA. Thus, until the Company receives approval from the FDA to market the Biofield Diagnostic System, as to which there can be no assurance, the Company's revenues, if any, will be derived from international sales. A significant portion of the Company's revenues, therefore, may be subject to the risks associated with international sales, including economic or political instability, shipping delays, fluctuations in foreign currency exchange rates, foreign regulatory requirements and various trade restrictions, all of which could have a significant impact on the Company's ability to deliver products on a competitive and timely basis. Future imposition of, or significant increases in the level of, customs duties, export quotas or other trade restrictions could have a material adverse effect on the Company's business, financial condition,cash flows and results of operations. The regulation of medical devices, particularly in Europe, continues to develop and there can be no assurance that new laws or regulations will not have an adverse effect on the Company.

         Government Regulation; No Assurance of Regulatory Approvals. The manufacture and sale of medical devices, including the Biofield Diagnostic System, the proposed Biofield screening system, and any other products that may be developed by the Company are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA and corresponding state agencies, and in other countries. In the United States, the Company's products are regulated as medical devices and are subject to the FDA's premarket clearance or approval requirements. Securing FDA clearances and approvals may require the submission of extensive clinical data and supporting information to the FDA. To obtain FDA approval of an application for premarket approval, the premarket approval application must demonstrate that the subject device has clinical utility, meaning that the device has a beneficial therapeutic effect, or that as a diagnostic tool, it provides information that measurably contributes to a diagnosis of a disease or condition. The results of the Company's U.S. Multi-center Study have not been accepted by the FDA based upon its initial review of the PMA. The Company, therefore, plans to submit data from additional clinical testing in connection with a resubmission of the PMA. The timing of patient enrollment in the additional clinical trial will depend upon development of a clinical trial design and protocol acceptable to the Company and the FDA, and the Company's receipt of approval to conduct the additional clinical trial from the Institutional Review Boards of the proposed study sites. As a result of this additional testing, the Company anticipates further delays, which may be significant, in the approval process for the Biofield Diagnostic System. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain and frequently requires from one to several years from the date of the FDA submission, if premarket approval is obtained at all. Following the filing of a resubmission of the PMA for the Biofield Diagnostic System, the FDA may require more information or clarification of information already provided as part of the PMA. During the review period, an advisory panel will likely be convened by the FDA to review and evaluate the PMA and provide recommendations to the FDA as to whether the PMA should be approved. Although the FDA has granted Expedited Review status to the Biofield Diagnostic System, there can be no assurance that such status will be maintained or result in timely approval of the Biofield Diagnostic System, if at all. Furthermore, an approval, if granted, may include significant limitations on the indicated uses for which the Biofield Diagnostic System may be marketed. Failure to obtain FDA approval to market the Biofield Diagnostic System would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

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

         Regulatory approvals, if granted, may include significant limitations on the indicated uses for which the product may be marketed. In addition, to obtain such approvals, the FDA and certain foreign regulatory authorities may impose numerous other requirements with which medical device manufacturers must comply. FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. Product approvals could be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. The third-party manufacturers upon which the Company depends to manufacture its products are required to adhere to applicable FDA regulations regarding GMPs and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP regulations and other applicable regulatory requirements will be monitored by periodic inspection by the FDA and by comparable agencies in other countries. Failure to comply with applicable regulatory requirements, including marketing or promoting products for unapproved use, could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or approval for devices, withdrawal of approvals and criminal prosecution. Changes in existing regulations or adoption of new governmental regulations or policies could prevent or delay regulatory approval of the Company's products. Certain material changes to medical devices also are subject to FDA review and clearance or approval.

         The President recently signed into law the Food and Drug Administration Modernization Act of 1997. This legislation makes changes to the device provisions of the FDC Act and other provisions in the FDC Act affecting the regulation of devices. Among other things, the changes will affect the premarket approval process, and also will affect the FDA's investigational device exemption process, data requirements and procedures relating to breakthrough devices, tracking and postmarket surveillance, accredited third party review, and the dissemination of off label information. The Company cannot predict how or when these changes will be implemented or what effect the changes will have on the regulation of the Company's products. There can be no assurance that the new legislation will not impose additional costs or lengthen review times for the Company's products.

         There can be no assurance that the Company will be able to obtain, on a timely basis, or at all, FDA approval of the PMA for the Biofield Diagnostic System, foreign marketing clearances for the Biofield Diagnostic System or regulatory approvals or clearances for other products that the Company may develop and delays in receipt of or failure to obtain such approvals or clearances, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

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

         Uncertain Ability to Protect Patents and Proprietary Technology and Information. The Company's ability to compete effectively in the medical products industry will depend on its success in protecting its proprietary technology, both in the United States and abroad. The patent positions of medical products companies generally involve complex legal and factual questions. The Company's proprietary products and technology are the subject of eleven U.S. patents owned by the Company, and additional applications pending with the United States Patent and Trademark Office ("PTO"). The Company has filed, and intends to continue to file, patent applications in certain foreign jurisdictions covering the patent claims that are the subject of U.S. patents and patent applications. There can be no assurance that the PTO or foreign jurisdictions will grant the Company's pending patent applications or that the Company will obtain any patents or other protection for which it has applied. There can be no assurance that patents issued to or licensed by or to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide any competitive advantage. The Company could incur substantial costs in defending any patent infringement suits or in asserting any patent rights, including those granted by third parties.

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

         Possible Volatility of Stock Price. The price of the Company's Common Stock has fluctuated substantially since its initial public offering on March 19, 1996. See "Market Price for Common Stock." The market price of the shares of the Common Stock, like that of the common stock of many other medical device companies, is likely to continue to be highly volatile. Factors such as the timing and results of clinical trials by the Company or its competitors, governmental regulation, healthcare legislation, developments in patent or other proprietary rights of the Company or its competitors, including litigation, fluctuations in the Company's operating results, and market conditions for medical device company stocks and life science stocks in general, could have a significant impact on the future price of the Common Stock.

         Control by Management and Principal Stockholders. After giving effect to the consummation of the 1997 Private Placement and the Warrant Exchange, at December 31, 1997, officers and directors of the Company and stockholders owning more than five percent of the Common Stock, together with their affiliates, beneficially own approximately 59.9% of the outstanding Common Stock. Officers and directors of the Company and stockholders owning more than five percent of the Common Stock are able to elect all members of the Company's Board of Directors and determine corporate actions. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company.

         Shares Eligible for Future Sale; Outstanding Registration Rights. At December 31, 1997, the Company had 10,029,609 shares of Common Stock outstanding, and approximately 3,430,201 of such shares were freely tradable by the holders thereof without limitations under the Securities Act. The Company issued 2,867,670 shares of Common Stock in the 1997 Private Placement, and has registered for resale 2,797,829 of such shares pursuant to the Company's registration statement on Form S-3 filed with the Securities and Exchange Commission. The Company issued 643,639 shares of Common Stock in connection with the Warrant Exchange, and has registered for resale 79,570 of such shares pursuant to the Company's registration statement on Form S-3 filed with the Securities and Exchange Commission. All such shares so registered may be resold by the holders thereof without restriction as set forth in the Company's registration statement on Form S-3 filed with the Securities and Exchange Commission, subject, in the case of the Warrant Exchange shares, to "lock-up" agreements described below. Of the other shares of Common Stock outstanding as of December 31, 1997, 2,051,696 shares of Common Stock were held by officers, directors and other stockholders who may be deemed to be "affiliates" of the Company and who therefore are generally subject to the volume and other limitations of Rule 144 promulgated under the Securities Act ("Rule 144"). The holders of all or substantially all of such 2,051,696 shares have registration rights with respect to their shares, and none of such shares of Common Stock have been registered for resale pursuant to the Company's registration statement on Form S-3 filed with the Securities and Exchange Commission. The holders of all or substantially all of such 2,051,696 shares have signed "lock-up" agreements pursuant to which they agreed not to sell or offer to sell any of their shares of Common Stock without the prior written consent of the Hambrecht & Quist, LLC, the placement agent for the 1997 Private Placement, during the period from the closing of the 1997 Private Placement to and including 90 days from February 9, 1998. In addition, as of December 31, 1997, 1,036,403 shares of Common Stock were held by certain other stockholders who have signed "lock-up" agreements as described above. Upon expiration of the 90 day "lock-up" period, such 1,036,403 shares will be freely tradable by the holders thereof provided that such holders do not become "affiliates" of the Company. Furthermore, the holders of the shares issued in connection with the Warrant Exchange have signed "lock-up" agreements pursuant to which they agreed not to sell or offer to sell such shares without the prior written consent of the

Company for a period of one year from the date of issuance of such shares. In addition to any sales of such shares which may be made pursuant to the Company's registration statement on Form S-3 filed with the Securities and Exchange Commission, after stockholders have held their shares for a period of one year, they will be eligible to sell their shares pursuant to the volume and other limitations of Rule 144, and those who are not affiliates of the Company will be able to sell such shares without restriction under Rule 144 after they have held such shares for two years. Sales of substantial amounts of Common Stock in the public market, or the perception that such sales could occur, could adversely affect the trading price of the Common Stock and could impair the Company's future ability to raise capital through an offering of its equity securities.

         Outstanding Options, Warrants and Other Rights. At December 31, 1997, options to purchase a total of 1,924,403 shares of Common Stock were outstanding with a weighted average exercise price of $5.61 per share, of which options to purchase 1,361,643 shares of Common Stock were exercisable. In addition, as of such date, an additional 572,189 shares of Common Stock were available for future option grants under the Company's stock option plans. As of such date, warrants to purchase a total of 396,762 shares of Common Stock were outstanding with a weighted average exercise price of $9.83 per share. An aggregate of 1,126,572 shares of Common Stock issuable upon the exercise of options and warrants held by officers, directors and certain other stockholders of the Company are subject to "lock-up agreements." To the extent that the aforementioned options or warrants are exercised, the interests of the Company's stockholders would be diluted. Moreover, as long as such options and warrants are outstanding, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected since the holders of the outstanding options and warrants and rights can be expected to exercise them, to the extent they are able to, at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in the options and warrants. The Company has registered or will register for sale under the Securities Act the shares of Common Stock included in its stock option plans, shares of Common Stock subject to outstanding stock options granted outside of such plans, and shares of Common Stock issuable upon the exercise of certain warrants.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information in response to this item is set forth in the Financial Statements beginning on page F-1 of this report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10, 11, 12 AND 13

         The information called for by items 10, 11, 12 and 13 is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the 1998 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents filed as a part of this Form 10-K:

         (1)      Financial Statements.

                  The following Financial Statements of Biofield Corp. and report of independent public accountants relating thereto are filed with this report on Form 10-K:

                           Consolidated Balance Sheets as of December 31, 1997 and 1996

                           Consolidated Statements of Operations for the years ended December 31, 1997, 1996, 1995, and for the period October 16, 1987 (Date of Inception) through December 31, 1997

                           Consolidated Statement of Changes in Stockholders' Equity for the period October 16, 1987 (Date of Inception) through December 31, 1997

                           Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, 1995, and for the period October 16, 1987 (Date of Inception) through December 31, 1997

                           Notes to Consolidated Financial Statements

         (2)      Financial Statement Schedules.

                  Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the Financial Statements or notes thereto.

         (3)      Exhibits.

                  3.1      -- Fourth Amended and Restated Certificate of
                              Incorporation, as amended.(1)

                  3.2      -- Bylaws.(1)

                  10.1     -- Form of Warrant Purchase Agreement between the
                              Company and Certain Selected Broker/Dealers in connection with the 1992 Financing.(2)

                  10.2     -- Series A Preferred Stock Purchase Agreement by and
                              among Biofield and the purchasers of Series A Preferred Stock, dated as of November 5, 1993.(2)

                  10.3     -- First Amendment and Waiver to Series A Preferred
                              Stock Purchase Agreement, dated as of February 21, 1994.(2)

                  10.4     -- Second Amendment and Waiver to Series A Preferred
                              Stock Purchase Agreement, dated as of February 28, 1995.(2)

                  10.5     -- Third Amendment and Waiver to Series A Preferred
                              Stock Purchase Agreement, dated as of April 20, 1995.(2)

                  10.6     -- Fourth Amendment and Waiver to Series A Preferred
                              Stock Purchase Agreement, dated as of December 1, 1995.(2)

                  10.7     -- Form of Warrant Purchase Agreement between the
                              Company and Oppenheimer & Co., Inc., dated as of November 5, 1993.(2)

                  10.8     -- Registration Rights Agreement by and among
                              Biofield and the purchasers of Series B Preferred Stock, dated as of September 16, 1994.(2)

                  10.9     -- Warrant Purchase Agreement between the Company and
                              Craig & Associates, Inc., dated as of September 16, 1994.(2)

                  10.10    -- Preferred Stock and Warrant Purchase Agreement by
                              and among Biofield and the purchasers of Securities Units, dated as of March 3, 1995.(2)

                  10.11    -- Amendment to the Preferred Stock and Warrant
                              Purchase Agreement by and among Biofield and the purchasers of Securities Units, dated as of April 20, 1995.(2)

                  10.12    -- Registration Rights Agreement by and among
                              Biofield and the purchasers of Securities Units, dated as of March 3, 1995.(2)

                  10.13    -- Amendment to Registration Rights Agreement by and
                              among Biofield and the purchasers of Securities Units, dated as of April 20, 1995. (2)

                  10.14    -- Form of Warrant Purchase Agreement between the
                              Company and Musket Research Associates, Inc., dated as of March 3, 1995.(2)

                  10.15    -- Registration Rights Agreement between the Company
                              and Bruce Allen Bach, M.D., Ph.D., dated as of February 21, 1993.(2)

                  10.16    -- Registration Rights Agreement between the Company
                              and Mark L. Faupel, Ph.D., dated as of April 22, 1993.(2)

                  10.17    -- Registration Rights Agreement between the Company
                              and Michael R. Gavenchak, dated as of April 22, 1993.(2)

                  10.18    -- Registration Rights Agreement between the Company
                              and C. Leonard Gordon, dated as of April 22,
                              1993.(2)

                  10.19    -- Registration Rights Agreement between the Company
                              and Martin H. Lindenberg, dated as of April 22, 1993.(2)

                  10.20    -- Registration Rights Agreement between the Company
                              and John D. Stephens, dated as of April 22,
                              1993.(2)

                  10.21    -- Registration Rights Agreement between the Company
                              and Robert E. Yocher, dated as of June 4, 1993.(2)

                  10.22    -- Registration Rights Agreement between the Company
                              and Kenneth W. Anstey, dated as of December 1, 1995.(2)

                  10.23    -- Form of Stock Purchase Option Agreement between
                              the Company and Abel Laboratories, Inc., dated as of June 1, 1992.(2)

                  10.24    -- Patent Royalty Agreement between Company and Abel
                              Laboratories, Inc., dated as of June 1, 1992.(2)

                  10.25    -- Registration Rights Agreement by and among the
                              Company and Abel Laboratories, Inc., dated as of April 22, 1993.(2)

                  10.26    -- Master Laboratory Services Agreement between the
                              Company and Abel Laboratories, Inc., dated as of January 1, 1994.(2)

                  10.27    -- Settlement Agreement and Mutual Release between
                              the Company and Biochron Corporation, dated as of June 30, 1990.(2)

                  10.28    -- Agreement between the Company, Teiresias Inc. and
                              Steven Hahn, dated as of December 22, 1992.(2)

                  10.29    -- Preproduction Manufacturing Agreement between the
                              Company and SeaMED Corporation, dated as of October 4, 1993.(2)

                  10.30    -- Consulting Agreement between the Company and
                              Richard J. Davies, M.D., dated as of January 1, 1994.(2)

                  10.31    -- Employment Agreement between the Company and Mark
                              L. Faupel, Ph.D., dated as of October 1, 1992.(2)

                  10.32    -- Addendum to Employment Agreement between the
                              Company and Mark L. Faupel, Ph.D., dated as of March 12, 1993.(2)

                              Addendum to Employment Agreement between the Company and Mark L. Faupel, Ph.D., dated as of April 22, 1993.(2)

                  10.34    -- Addendum to Employment Agreement between the
                              Company and Mark L. Faupel, Ph.D., dated as of December 9, 1993.(2)

                  10.35    -- Amended and Restated Employment Agreement between
                              the Company and Michael R. Gavenchak, dated as of October 1, 1992.(2)

                  10.36    -- Employment Agreement between the Company and
                              Robert Yocher, dated as of June 4, 1993.(2)

                  10.37    -- Addendum to Employment Agreement between the
                              Company and Robert Yocher, dated as of December 9, 1993.(2)

                  10.38    -- Employment Agreement between the Company and
                              Kenneth W. Anstey, dated as of November 10,
                              1995.(2)

                  10.39    -- Agreement between the Company and D. Carl Long,
                              dated as of December 1, 1995.(2)

                  10.40    -- Severance Agreement and General Release between
                              the Company and Bruce Allen Bach, M.D., Ph.D., dated as of December 20, 1995.(2)

                  10.41    -- Lease for principal office space in Roswell,
                              Georgia, between North Meadow Associates Joint Venture and the Company, dated as of March 15, 1994.(2)

                  10.42    -- Second Amendment to Lease Agreement for principal
                              office space in Roswell, Georgia, between Weeks Realty, L.P. and the Company, dated November 25, 1997.(*)

                  10.43    -- Biofield Corp. 1992 Stock Incentive Plan.(2)

                  10.44    -- Biofield Corp. 1996 Stock Option Plan, as
                              amended.(*)

                  10.45    -- Biofield Corp. 1996 Stock Option Plan for
                              Non-Employee Directors.(2)

                  10.46    -- Manufacturing Supply Agreement between Biofield
                              and SeaMED Corporation, dated as of October 29, 1996.(1)(3)

                  10.47    -- Master Equipment Lease Agreement between Biofield
                              and Financing for Science International, Inc., dated as of July 11, 1996.(1)

                  10.48    -- Form of Stock Option Agreement between the Company
                              and each of Peter D. Gadsby, Robert M. Johnson and Todd J. Polk.(*)

                  10.49    -- Form of Registration Rights Agreement by and among
                              Biofield Corp. and the investors in the Company's private placement of Common Stock, dated as of December 17, 1997.(4)

                  10.50    -- Form of Registration Rights Agreement dated as of
                              September 4, 1997, between the Company and the Compass Group International Incorporated.(4)

                  10.51    -- Letter Agreement dated August 8, 1997 between the
                              Company and Robert M. Johnson.(*)

                  21.1     -- List of Subsidiaries of the Company.(1)

                  23.1     -- Consent of Deloitte & Touche LLP.(*)

                  27       -- Financial Data Schedule (for SEC use only).(*)

-------------------------

                  (*)      Filed herewith.

                  (1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

                  (2) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-00796) declared effective on March 19, 1996.

                  (3) Confidential material omitted and filed separately with the SEC.

                  (4) Incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-43701) declared effective on February 9, 1998.

(b)      Reports on Form 8-K

         The Company filed a Form 8-K, dated October 28, 1997, under Item 5, Other Events. There were no financial statements filed in conjunction with such 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFIELD CORP.

By: /s/ D. Carl Long
    -----------------------------
    D. Carl Long, Chief Executive Officer,                        March 25, 1998
    President and Director
    (Principal Executive Officer)


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and on the dates indicated:

     SIGNATURE                               TITLE                                  DATE
     ---------                               -----                                  ----
  /s/ D. Carl Long
------------------------------
     D. Carl Long                   Chief Executive Officer, President           March 25, 1998
                                    and Director (Principal Executive Officer)


  /s/ Timothy G. Roche
------------------------------
     Timothy G. Roche               Vice President, Finance                      March 25, 1998
                                    (Principal Financial and
                                    Accounting Officer)


  /s/ C. Leonard Gordon
------------------------------
     C. Leonard Gordon              Director                                     March 25, 1998


  /s/ Richard J. Davies, M.D.
------------------------------
     Richard J. Davies, M.D.        Director                                     March 25, 1998


  /s/ Joseph H. Gleberman
------------------------------
     Joseph H. Gleberman            Director                                     March 25, 1998


  /s/ Harvey Horowitz
------------------------------
     Harvey Horowitz                Director                                     March 25, 1998

                                 BIOFIELD CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS


                                                                                     Page
                                                                                     ----
AUDITED FINANCIAL STATEMENTS

        Independent Auditors' Report............................................     F-2

        Consolidated Balance Sheets as of December 31, 1997 and 1996............     F-3

        Consolidated Statements of Operations for the years ended
        December 31, 1997, 1996, 1995 and for the period
        October 16, 1987 (Date of Inception) through December 31, 1997..........     F-4

        Consolidated Statements of Stockholders' Equity for the period
        October 16, 1987 (Date of Inception) through December 31, 1997..........     F-5

        Consolidated Statements of Cash Flows for the years ended
        December 31, 1997, 1996, 1995 and for the period
        October 16, 1987 (Date of Inception) through December 31, 1997..........     F-8

        Notes to Consolidated Financial Statements..............................     F-10

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Biofield Corp.:

We have audited the accompanying consolidated balance sheets of Biofield Corp. (a development stage company) (the "Company") as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997 and for the period October 16, 1987 (date of inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, and for the period October 16, 1987 (date of inception) through December 31, 1997, in conformity with generally accepted accounting principles.


As discussed in Note 11 to the Consolidated Financial Statements, the Company is in the development stage as of December 31, 1997.


DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 18, 1998

                                 BIOFIELD CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                            December 31, 1997    December 31, 1996
                                                                            -----------------    -----------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents .............................................    $  8,768,699         $  7,369,973
    Short-term investments ................................................       3,829,261            6,569,406
    Other current assets ..................................................         271,324              319,370
                                                                               ------------         ------------
      Total current assets ................................................      12,869,284           14,258,749
PROPERTY AND EQUIPMENT - Net ..............................................         503,118              604,246
OTHER ASSETS ..............................................................         101,585              124,361
PATENT AND PATENT APPLICATION COSTS - Net .................................         628,634              498,837
                                                                               ------------         ------------
TOTAL .....................................................................    $ 14,102,621         $ 15,486,193
                                                                               ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable ......................................................    $    626,750         $    450,917
    Due to affiliate ......................................................         179,815                   --
    Accrued expenses ......................................................         546,288              909,741
    Capitalized lease obligations .........................................           2,658               29,249
                                                                               ------------         ------------
      Total current liabilities ...........................................       1,355,511            1,389,907
CAPITALIZED LEASE OBLIGATIONS .............................................              --                4,399
                                                                               ------------         ------------
      Total liabilities ...................................................       1,355,511            1,394,306
                                                                               ------------         ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value; authorized 2,000,000 shares;
      no shares issued ....................................................              --                   --
  Series A Convertible preferred stock, $.001 par value; authorized
      2,350,000 shares; no shares outstanding .............................              --                   --
  Series B Convertible preferred stock, $.001 par value; authorized
      500,000 shares; no shares outstanding ...............................              --                   --
  Series C Convertible preferred stock, $.001 par value; authorized
      4,450,000 securities units; no shares outstanding ...................              --
  Series D Convertible preferred stock, $.001 par value; authorized
      3,000,000 shares; no shares issued ..................................              --                   --
  Common Stock, $.001 par value; authorized 25,000,000 shares;
      outstanding 10,029,609 and 6,433,095 shares, respectively ...........          10,030                6,433
  Additional paid-in capital ..............................................      58,255,667           49,454,334
  Accumulated deficit during development stage ............................     (45,519,920)         (35,368,880)
  Foreign currency translation adjustment .................................           1,333                   --
                                                                               ------------         ------------
      Total stockholders' equity ..........................................      12,747,110           14,091,887
                                                                               ------------         ------------
TOTAL .....................................................................    $ 14,102,621         $ 15,486,193
                                                                               ============         ============


                 See notes to consolidated financial statements

                                 BIOFIELD CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                                Period October 16,
                                                                     For the years ended December 31,              1987 (Date of
                                                      ---------------------------------------------------       Inception) through
                                                                                                                   December 31,
                                                           1997                1996               1995                 1997
                                                      ------------        ------------        -----------         -------------
OPERATING EXPENSES:
   Research and development ......................    $  7,080,060        $  7,732,249        $ 6,188,255         $  32,786,746
   Selling, general and administrative ...........       3,565,397           3,135,219          2,919,775            14,263,578
                                                      ------------        ------------        -----------         -------------
       Total operating expenses ..................      10,645,457          10,867,468          9,108,030            47,050,324
                                                      ------------        ------------        -----------         -------------

OTHER INCOME (EXPENSE):
   Interest income ...............................         517,690             840,104            378,996             1,997,718
   Interest expense ..............................          (3,524)             (8,726)           (10,826)             (447,565)
                                                      ------------        ------------        -----------         -------------
       Net other income ..........................         514,166             831,378            368,170             1,550,153
                                                      ------------        ------------        -----------         -------------
LOSS BEFORE INCOME TAXES .........................     (10,131,291)        (10,036,090)        (8,739,860)          (45,500,171)
PROVISION FOR INCOME TAXES .......................         (19,749)                 --                 --               (19,749)
                                                      ------------        ------------        -----------         -------------
NET LOSS .........................................    $(10,151,040)       $(10,036,090)       $(8,739,860)        $ (45,519,920)
                                                      ============        ============        ===========         =============
NET LOSS PER SHARE:
   Basic and Diluted .............................    $      (1.53)       $      (1.66)       $     (2.09)
                                                      ============        ============        ===========

WEIGHTED AVERAGE SHARES
OUTSTANDING:
   Basic and Diluted .............................       6,630,787           6,044,233          4,180,249
                                                      ============        ============        ===========



                 See notes to consolidated financial statements

                                 BIOFIELD CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         OCTOBER 16, 1987 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1997

                                                             Series A                   Series B                Series C
                                                          Preferred Stock            Preferred Stock       Preferred Units
                                                       ---------------------        -----------------      ---------------
                                                       Shares         Amount        Shares     Amount      Units    Amount
                                                       ------         ------        ------     ------      -----    ------
Issuance of stock, October 16, 1987
   (date of inception) ($.16 per share, net)                -         $    -             -     $    -          -    $    -
Issuance of stock in connection with
   patent acquisition ($.001 per share).....                -              -             -          -          -         -
Net loss, October 16, 1987 to
   March 31, 1988...........................                -              -             -          -          -         -
                                                       ------         ------        ------     ------      -----    ------
BALANCE AT MARCH 31, 1988                                   -              -             -          -          -         -
Net loss....................................                -              -             -          -          -         -
                                                       ------         ------        ------     ------      -----    ------
BALANCE AT MARCH 31, 1989                                   -              -             -          -          -         -
Net loss....................................                -              -             -          -          -         -
                                                       ------         ------        ------     ------       ----    ------
BALANCE AT MARCH 31, 1990                                   -              -             -          -          -         -
Acquisition of 235,294 shares of
   treasury stock ($.001 per share).........                -              -             -          -          -         -
Net loss....................................                -              -             -          -          -         -
                                                       ------         ------        ------     ------       ----    ------
BALANCE AT MARCH 31, 1991                                   -              -             -          -          -         -
Retirement of treasury stock................                -              -             -          -          -         -
Issuance of stock in exchange for
   stockholder debt ($2.90 per share).......                -              -             -          -          -         -
Sale of stock ($.82 per share, net).........                -              -             -          -          -         -
Amortization of deferred compensation ......                -              -             -          -          -         -
Net loss....................................                -              -             -          -          -         -
                                                       ------         ------        ------     ------      -----    ------
BALANCE AT MARCH 31, 1992                                   -              -             -          -          -         -
Sale of stock in connection with private
   placement ($7.67 per share, net).........                -              -             -          -          -         -
Exercise of stock options...................                -              -             -          -          -         -
Amortization of deferred compensation.......                -              -             -          -          -         -
Change in par value of common stock
   from $.0001 to $.001.....................                -              -             -          -          -         -
Net loss....................................                -              -             -          -          -         -
                                                       ------         ------        ------     ------      -----    ------
BALANCE AT MARCH 31, 1993
   (carried forward)........................                -         $    -             -     $    -          -    $    -
                                                       ------         ------        ------     ------      -----    ------


                                                                 Additional                 Foreign Currency
                                                 Common Stock     Paid-In     Accumulated     Translation     Treasury
                                                Shares   Amount   Capital       Deficit       Adjustment       Stock      Total
                                              ---------- ------  ----------   -----------   ----------------  -------- ------------
Issuance of stock, October 16, 1987
   (date of inception) ($.16 per share, net)   549,020   $   55  $   91,898   $         -   $              -  $      - $     91,953
Issuance of stock in connection with
   patent acquisition ($.001 per share).....   235,294       24         276             -                  -         -          300
Net loss, October 16, 1987 to
   March 31, 1988...........................         -        -           -      (159,359)                 -         -     (159,359)
                                             ---------   ------  ----------   -----------   ----------------  -------- ------------
BALANCE AT MARCH 31, 1988                      784,314       79      92,174      (159,359)                 -         -      (67,106)
Net loss....................................         -        -           -      (495,520)                 -         -     (495,520)
                                             ---------   ------  ----------   -----------   ----------------  -------- ------------

BALANCE AT MARCH 31, 1989                      784,314       79      92,174      (654,879)                 -         -     (562,626)
Net loss....................................         -        -           -      (233,347)                 -         -     (233,347)
                                             ---------   ------  ----------   -----------   ----------------  -------- ------------

BALANCE AT MARCH 31, 1990                      784,314       79      92,174      (888,226)                 -         -     (795,973)
Acquisition of 235,294 shares of
   treasury stock ($.001 per share).........         -        -           -             -                  -      (300)        (300)
Net loss....................................         -        -           -      (285,179)                 -         -     (285,179)
                                             ---------   ------  ----------   -----------   ----------------  -------- ------------

BALANCE AT MARCH 31, 1991                      784,314       79      92,174    (1,173,405)                 -      (300)  (1,081,452)
Retirement of treasury stock................  (235,294)     (24)       (276)            -                  -       300            -
Issuance of stock in exchange for
   stockholder debt ($2.90 per share).......   431,372       43   1,248,638             -                  -         -    1,248,681
Sale of stock ($.82 per share, net).........    24,510        2      19,998             -                  -         -       20,000
Amortization of deferred compensation.......         -        -     136,880             -                  -         -      136,880
Net loss....................................         -        -           -      (461,061)                 -         -     (461,061)
                                             ---------   ------  ----------   -----------   ----------------  -------- ------------

BALANCE AT MARCH 31, 1992                    1,004,902      100   1,497,414    (1,634,466)                 -         -     (136,952)
Sale of stock in connection with private
   placement ($7.67 per share, net).........   557,475       55   4,275,223             -                  -         -    4,275,278
Exercise of stock options...................     2,451        1         624             -                  -         -          625
Amortization of deferred compensation.......         -        -     477,453             -                  -         -      477,453
Change in par value of common stock
   from $.0001 to $.001.....................         -    1,408      (1,408)            -                  -         -            -
Net loss....................................         -        -           -    (3,099,637)                 -         -   (3,099,637)
                                             ---------   ------  ----------   -----------   ----------------  -------- ------------


BALANCE AT MARCH 31, 1993
   (carried forward)........................ 1,564,828   $1,564  $6,249,306   $(4,734,103)  $              -  $      - $  1,516,767
                                             ---------   ------  ----------   -----------   ----------------  -------- ------------

                                                                     (Continued)

                                 BIOFIELD CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         OCTOBER 16, 1987 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1997

                                                              Series A                   Series B                 Series C
                                                          Preferred Stock            Preferred Stock           Preferred Units
                                                        --------------------        ------------------      -----------------------
                                                        Shares        Amount        Shares      Amount      Units            Amount
                                                        ----------   -------        --------    ------      -----------    --------
BALANCE AT MARCH 31, 1993
   (brought forward)........................                    --   $    --              --    $   --               --    $     --
Exercise of stock options...................                    --        --              --        --               --          --
Sale of Series A Preferred Stock
   ($3.97 per share, net)...................             2,119,896     2,120              --        --               --          --
Issuance of Series A Preferred Stock in
   exchange for notes payable to related
   parties ($4.50 per share)................               222,222       222              --        --               --          --
Issuance of warrants........................                    --        --              --        --               --          --
Amortization of deferred compensation.......                    --        --              --        --               --          --
Net loss....................................                    --        --              --        --               --          --

                                                        ----------   -------        --------    ------      -----------    --------
BALANCE AT MARCH 31, 1994                                2,342,118     2,342              --        --               --          --
Sale of Series B Preferred Stock ($4.04
   per share, net)..........................                    --        --         481,644       482               --          --
Issuance of warrants........................                    --        --              --        --               --          --
Amortization of deferred compensation.......                    --        --              --        --               --          --
Net loss....................................                    --        --              --        --               --          --

                                                        ----------    ------        --------    ------      -----------    --------
BALANCE AT DECEMBER 31, 1994................             2,342,118     2,342         481,644       482               --          --
 Sale of Series C Preferred Stock ($4.11
   per unit, net)...........................                    --        --              --        --        2,914,771       2,915
Issuance of warrants........................                    --        --              --        --               --          --
Amortization of deferred compensation.......                    --        --              --        --               --          --
Net loss....................................                    --        --              --        --               --          --

                                                        ----------   -------        --------    ------      -----------    --------
BALANCE AT DECEMBER 31, 1995................             2,342,118     2,342         481,644       482        2,914,771       2,915
Sale of stock in connection with public
   offering ($9.91 per share, net)..........                    --        --              --        --               --          --
Conversion of Series A, Series B
   and Series C Preferred Stock to
   Common Stock.............................            (2,342,118)   (2,342)       (481,644)     (482)      (2,914,771)     (2,915)
Exercise of warrants........................                    --        --              --        --               --          --
Amortization of deferred compensation.......                    --        --              --        --               --          --
Net loss....................................                    --        --              --        --               --          --

                                                        ----------   -------        --------    ------      -----------    --------
BALANCE AT DECEMBER 31, 1996................                    --   $    --              --    $   --               --    $     --
                                                        ----------   -------        --------    ------      -----------    --------
(carried forward)




                                                            Common Stock           Additional                       Foreign Currency
                                                        -------------------         Paid-In        Accumulated        Translation
                                                        Shares       Amount         Capital          Deficit           Adjustment
                                                        ---------    ------       -----------     -------------     ----------------
BALANCE AT MARCH 31, 1993
   (brought forward)........................            1,564,828    $1,564       $ 6,249,306     $  (4,734,103)    $             --
Exercise of stock options...................                  735         1               187                --                   --
Sale of Series A Preferred Stock
   ($3.97 per share, net)...................                   --        --         8,411,370                --                   --
Issuance of Series A Preferred Stock in
   exchange for notes payable to related
   parties ($4.50 per share)................                   --        --           999,778                --                   --
Issuance of warrants........................                   --        --             2,119                --                   --
Amortization of deferred compensation.......                   --        --         1,580,320                --                   --
Net loss....................................                   --        --                --        (6,899,515)                  --

                                                        ---------    ------       -----------     -------------     ----------------
BALANCE AT MARCH 31, 1994                               1,565,563     1,565        17,243,080       (11,633,618)                  --
Sale of Series B Preferred Stock ($4.04
   per share, net)..........................                   --        --         1,947,149                --                   --
Issuance of warrants........................                   --        --                 6                --                   --
Amortization of deferred compensation.......                   --        --            14,859                --                   --
Net loss....................................                   --        --                --        (4,959,312)                  --

                                                        ---------    ------       -----------     -------------     ----------------
BALANCE AT DECEMBER 31, 1994................            1,565,563     1,565        19,205,094       (16,592,930)                  --
 Sale of Series C Preferred Stock ($4.11
   per unit, net)...........................                   --        --        11,977,856                --                   --
Issuance of warrants........................                   --        --               161                --                   --
Amortization of deferred compensation.......                   --        --           195,874                --                   --
Net loss....................................                   --        --                --        (8,739,860)                  --

                                                        ---------    ------       -----------     -------------     ----------------
BALANCE AT DECEMBER 31, 1995................            1,565,563     1,565        31,378,985       (25,332,790)                  --
Sale of stock in connection with public
   offering ($9.91 per share, net)..........            1,819,000     1,819        18,026,419                --                   --
Conversion of Series A, Series B
   and Series C Preferred Stock to
   Common Stock.............................            3,046,474     3,047             2,692                --                   --
Exercise of warrants........................                2,058         2            20,145                --                   --
Amortization of deferred compensation.......                   --        --            26,093                --                   --
Net loss....................................                   --        --                --       (10,036,090)                  --

                                                        ---------    ------       -----------     -------------     ----------------
BALANCE AT DECEMBER 31, 1996................            6,433,095    $6,433       $49,454,334     $ (35,368,880)    $             --
                                                        ---------    ------       -----------     -------------     ----------------
(carried forward)


                                                        Treasury
                                                         Stock                     Total
                                                        --------                ------------
BALANCE AT MARCH 31, 1993
   (brought forward)........................            $     --                $  1,516,767
Exercise of stock options...................                  --                         188
Sale of Series A Preferred Stock
   ($3.97 per share, net)...................                  --                   8,413,490
Issuance of Series A Preferred Stock in
   exchange for notes payable to related
   parties ($4.50 per share)................                  --                   1,000,000
Issuance of warrants........................                  --                       2,119
Amortization of deferred compensation.......                  --                   1,580,320
Net loss....................................                  --                  (6,899,515)

                                                        --------                ------------
BALANCE AT MARCH 31, 1994                                     --                   5,613,369
Sale of Series B Preferred Stock ($4.04
   per share, net)..........................                  --                   1,947,631
Issuance of warrants........................                  --                           6
Amortization of deferred compensation.......                  --                      14,859
Net loss....................................                  --                  (4,959,312)

                                                        --------                ------------
BALANCE AT DECEMBER 31, 1994................                  --                   2,616,553
 Sale of Series C Preferred Stock ($4.11
   per unit, net)...........................                  --                  11,980,771
Issuance of warrants........................                  --                         161
Amortization of deferred compensation ......                  --                     195,874
Net loss....................................                  --                  (8,739,860)

                                                        --------                ------------
BALANCE AT DECEMBER 31, 1995................                  --                   6,053,499
Sale of stock in connection with public
   offering ($9.91 per share, net)..........                  --                  18,028,238
Conversion of Series A, Series B
   and Series C Preferred Stock to
   Common Stock.............................                  --                          --
Exercise of warrants........................                  --                      20,147
Amortization of deferred compensation.......                  --                      26,093
Net loss....................................                  --                 (10,036,090)

                                                       ---------                ------------
BALANCE AT DECEMBER 31, 1996................           $      --                $ 14,091,887
                                                       ---------                ------------
(carried forward)

                                                                     (continued)

                                 BIOFIELD CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         OCTOBER 16, 1987 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1997



                                                 Series A         Series B         Series C
                                             Preferred Stock  Preferred Stock  Preferred Units      Common Stock       Additional
                                             ---------------  ---------------  ---------------   ------------------      Paid-In
                                             Shares   Amount  Shares   Amount   Units   Amount    Shares     Amount      Capital
                                             ------   ------  ------   ------   -----   ------   ---------  -------   ------------
BALANCE AT DECEMBER 31, 1996...............     --    $  --      --    $  --      --    $  --    6,433,095  $ 6,433   $ 49,454,334
   (brought forward)
Sale of stock in connection with
    private placement
    ($2.92 per share, net).................     --       --      --       --      --       --    2,867,670    2,868      8,377,583
Warrants exchanged for Common Stock........     --       --      --       --      --       --      643,639      644           (644)
Exercise of stock options .................     --       --      --       --      --       --       50,674       50        168,541
Exercise of warrants.......................     --       --      --       --      --       --        9,531       10         93,299
Issuance of stock as consideration for
     consulting services rendered
     ($4.00 per share, net) ...............     --       --      --       --      --       --       25,000       25         99,975
Amortization of deferred compensation......     --       --      --       --      --       --           --       --         62,579
Net loss ..................................     --       --      --       --      --       --           --       --             --
Change in foreign currency translation
     adjustment............................     --       --      --       --      --       --           --       --             --
                                              ----    -----    ----    -----    ----    -----   ----------  -------   ------------
BALANCE AT DECEMBER 31, 1997...............     --    $  --      --    $  --      --    $  --   10,029,609  $10,030   $ 58,255,667
                                              ====    =====    ====    =====    ====    =====   ==========  =======   ============


                                                            Foreign Currency
                                              Accumulated      Translation     Treasury
                                                Deficit        Adjustment        Stock       Total
                                              -----------   ----------------   --------  ------------
BALANCE AT DECEMBER 31, 1996...............  $(35,368,880)        $   --         $  --    $ 14,091,887
   (brought forward)
Sale of stock in connection with
    private placement
    ($2.92 per share, net).................            --             --            --       8,380,451
Warrants exchanged for Common Stock........            --             --            --              --
     Exercise of stock options ............            --             --            --         168,591
Exercise of warrants.......................            --             --            --          93,309
Issuance of stock as consideration for
     consulting services rendered
     ($4.00 per share, net) ...............            --             --            --         100,000
Amortization of deferred compensation......            --             --            --          62,579
Net loss ..................................   (10,151,040)            --            --     (10,151,040)
Change in foreign currency translation
     adjustment............................            --          1,333            --           1,333
                                             ------------         ------         -----    ------------
BALANCE AT DECEMBER 31, 1997...............  $(45,519,920)        $1,333         $  --    $ 12,747,110
                                             ============         ======         =====    ============


                                                                     (Concluded)




                 See notes to consolidated financial statements

                                 BIOFIELD CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                      Period
                                                                                                                 October 16, 1987
                                                                                                                    (Date of
                                                                                                                    Inception)
                                                                              For the years ended December 31,        through
                                                                              --------------------------------     December 31,
                                                                   1997             1996             1995              1997
                                                               ------------     ------------     ------------    ----------------
OPERATING ACTIVITIES:
     Net loss .............................................    $(10,151,040)    $(10,036,090)    $ (8,739,860)    $(45,519,920)
     Adjustments to reconcile net loss to net cash used
         in operating activities:
         Depreciation and amortization ....................         413,099          625,052          528,935        2,090,489
     Amortization of premiums / (discounts) on short-term
              investments .................................          44,308           64,784               --          109,092
         Loss on disposal of property and equipment .......              --            2,177               --           42,713
         Loss on license and settlement agreement .........              --               --               --           49,026
         Noncash compensation .............................         162,579           26,093          195,874        2,594,058
         Interest paid in Common Stock ....................              --               --               --          297,148
         Changes in assets and liabilities:
              Other current assets ........................          48,030         (235,547)         (38,425)        (271,340)
              Other assets ................................           9,856          (26,299)         (21,798)        (117,735)
              Due to affiliate ............................         179,815          (87,270)          67,046          179,815
              Contractual settlement ......................              --         (776,623)         776,623               --
              Accounts payable and accrued expenses .......        (187,510)         562,888           64,390        1,060,716
                                                               ------------     ------------     ------------     ------------
               Net cash used in operating activities ......      (9,480,863)      (9,880,835)      (7,167,215)     (39,485,938)
                                                               ------------     ------------     ------------     ------------

INVESTING ACTIVITIES:
     Acquisition of property and equipment ................        (285,698)        (275,932)        (361,191)      (2,415,490)
     Costs incurred for patents and patent applications ...        (143,924)        (131,982)        (127,579)        (691,866)
     Proceeds from sale of property and equipment .........              --               --               --            3,418
     Purchases of short-term investments ..................      (9,468,509)     (11,134,190)      (3,000,000)     (24,322,699)
     Proceeds from sales and maturities of short-term
         investments ......................................      12,164,346        7,500,000               --       20,384,346
                                                               ------------     ------------     ------------     ------------
               Net cash provided by (used in)
               investing activities .......................       2,266,215       (4,042,104)      (3,488,770)      (7,042,291)
                                                               ------------     ------------     ------------     ------------

FINANCING ACTIVITIES:
     Repayments of capitalized lease obligations ..........         (30,990)         (26,814)         (19,619)         (79,576)
     Proceeds from issuance of Series A Preferred
         Stock - net ......................................              --               --               --        8,413,490
     Proceeds from issuance of Series B Preferred
         Stock - net ......................................              --               --               --        1,947,631
     Proceeds from issuance of Series C Preferred
         Stock - net ......................................              --               --       11,980,771       11,980,771
     Proceeds from issuance of Common Stock and
         warrants - net ...................................       8,380,451       18,028,238              161       30,798,206
     Proceeds from exercise of stock options and
         warrants .........................................         261,900           20,147               --          282,860
     Proceeds from bank borrowings ........................              --               --               --          520,000
     Payment on bank borrowings ...........................              --               --               --         (520,000)
     Repayment of advances from stockholder ...............              --               --               --         (145,000)
     Proceeds from notes payable issued to
         stockholder and related party ....................              --               --               --        2,096,533
                                                               ------------     ------------     ------------     ------------
               Net cash provided by financing activities ..       8,611,361       18,021,571       11,961,313       55,294,915
                                                               ------------     ------------     ------------     ------------
NET INCREASE/(DECREASE) IN CASH
     AND CASH EQUIVALENTS .................................       1,396,713        4,098,632        1,305,328        8,766,686
EFFECT OF EXCHANGE RATE CHANGES
   ON CASH AND CASH EQUIVALENTS ...........................           2,013               --               --            2,013
CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD ..................................       7,369,973        3,217,341        1,966,013               --
                                                               ------------     ------------     ------------     ------------
CASH AND CASH EQUIVALENTS, END OF
     PERIOD ...............................................    $  8,768,699     $  7,369,973     $  3,271,341     $  8,768,699
                                                               ============     ============     ============     ============

                                                                     (continued)

                                 BIOFIELD CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                      Period
                                                                                                                 October 16, 1987
                                                                                                                    (Date of
                                                                                                                    Inception)
                                                                       For the years ended December 31,               through
                                                                       --------------------------------            December 31,
                                                                   1997             1996             1995              1997
                                                               ------------     ------------     ------------    ----------------
SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION:
     Cash paid during the period for interest..............    $      3,524     $      8,726     $     10,826     $     59,409
                                                               ============     ============     ============     ============

SUPPLEMENTAL SCHEDULE FOR NONCASH
     INVESTING AND FINANCING ACTIVITIES:
     Acquisition of property and equipment under
       capitalized lease transactions......................    $         --     $         --     $     55,874     $     82,234
                                                               ============     ============     ============     ============

     During the year ended March 31, 1994 the Company issued 222,222 shares of Series A Preferred Stock in exchange for an aggregate of $1 million in notes payable to a principal stockholder and a former
       Director:

     Notes payable.........................................                                                       $  1,000,000
                                                                                                                  ============
     Issuance of Series A Preferred Stock..................                                                       $  1,000,000
                                                                                                                  ============

     At inception, the Company acquired the rights to a patent and assumption of liabilities in exchange for 235,294 shares of Common Stock, as follows:

     Fair value of patent acquired.........................                                                       $    112,732
     Liabilities assumed...................................                                                            112,432
                                                                                                                  ------------
     Issuance of Common Stock..............................                                                       $        300
                                                                                                                  ============

     Pursuant to a license and settlement agreement with respect to the patent acquired (above), the Company received its 235,294 shares of Common
       Stock during fiscal year 1991, which was retired:

     Remaining carrying value of patent on date of license
       and settlement agreement............................                                                       $     49,326
     Common Stock returned to the Company..................                                                                300
                                                                                                                  ------------
     Loss on Settlement....................................                                                       $     49,026
                                                                                                                  ============

     During fiscal 1992, the Company exchanged 431,372 shares of Common Stock for $96,660 in notes and $1,152,021 in debt and accrued interest, payable to a principal stockholder:

     Notes payable.........................................                                                       $     96,660
     Debt..................................................                                                            854,873
     Accrued interest......................................                                                            297,148
                                                                                                                  ------------
     Issuance of Common Stock..............................                                                       $  1,248,681
                                                                                                                  ============

                                                                     (Concluded)


                 See notes to consolidated financial statements

                                 BIOFIELD CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY

         Biofield Corp. (the "Company") is a development stage company which has developed an innovative system for detecting breast cancer in a non-invasive and objective procedure. The Company's breast cancer diagnostic device, the Biofield Diagnostic System, employs unique, single-use sensors and a measurement device to detect and analyze changes in cellular electrical charge distributions associated with the development of epithelial cancers, such as breast cancer. Principal activities to date include the following: product development; conducting clinical trials; recruitment of scientific, regulatory, manufacturing, marketing and administrative personnel; and raising capital.

         In December 1997, the Company received net proceeds of approximately $8.4 million from the sale of 2,867,670 shares of the Company's Common Stock in a private placement (the "1997 Private Placement"). Concurrent with the Closing of the 1997 Private Placement, the Company issued an aggregate of 643,639 shares of Common Stock in exchange for outstanding warrants to purchase an aggregate of 1,574,930 shares of Common Stock (the "Warrant Exchange"). Such warrants were issued in connection with the Company's 1995 private placement of securities units (See Note 8).

         During the first half of 1997, the Company formed a wholly owned Delaware corporation named Biofield International, Inc. ("Biofield International"). In addition, Biofield International formed a U.S. branch located in Switzerland ("Branch"), organized to expand the Company's European marketing and sales efforts.

         On March 22, 1996, the Company completed its Initial Public Offering ("IPO") of 1,819,000 shares of Common Stock at a purchase price of $11.00 per share, for aggregate proceeds of $18,028,238 (net of related expenses of $1,980,762).

2. SIGNIFICANT ACCOUNTING POLICIES

         Cash and Cash Equivalents and Short-Term Investments--The Company invests its excess cash in short-term, investment grade corporate obligations, money market funds, shares of liquid (auction-market) preferred stock and bonds and certificates of deposit. For purposes of financial reporting, the Company considers highly liquid investments with a maturity of three months or less to be cash equivalents.

         Effective April 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's short-term investments are sold if cash is needed and, therefore, are considered "available-for-sale." At December 31, 1997, the cost of short-term investments approximated market value. Realized gains and losses on short-term investments were immaterial for the years ended December 31, 1997, 1996 and 1995.

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

         Basic and Diluted Loss Per Share--In 1997 the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted loss per share with basic and diluted loss per share. Unlike primary loss per share, basic loss per share excludes any dilutive effects of options, warrants and convertible securities. Diluted loss per share is very similar to the previously reported fully diluted loss per share. Additionally,

                                 BIOFIELD CORP.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

in 1998 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 98 ("SAB 98"). SAB 98 removes the effect on earnings per share of common stock issued and stock options and warrants granted during the twelve month period preceding an initial public offering.

         All loss per share amounts for all periods have been presented, and where appropriate, restated to conform to the provisions of Statement 128 and SAB 98. The basic and diluted loss per share is computed based on the weighted average number of common shares outstanding. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive. Options to purchase 1,924,403 shares of Common Stock with a weighted average exercise price of $5.61 and warrants to purchase 396,762 shares of Common Stock with a weighted average exercise price of $9.83 were outstanding as of December 31, 1997 but were not included in the computation of diluted loss per share since the effect would be antidilutive.

         Upon the closing date of the Company's IPO, March 22, 1996, all shares of Series A, Series B and Series C Convertible Preferred Stock automatically converted into shares of Common Stock (see Note 8). The 1996 and 1995 basic and diluted net loss per share assumes conversion of the convertible preferred stock as of January 1, 1996 and 1995, respectively.

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

         Income Taxes--Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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

         Recent Pronouncements--In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which is effective for the Company's 1996 financial statements. SFAS 121 requires that long-lived assets and certain identifiable intangible assets held and used by a company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets might not be recoverable. The Company has determined that, as of December 31, 1997, no assets covered by SFAS 121 have been impaired.

                                 BIOFIELD CORP.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         In February 1997, the FASB issued SFAS 128, which is effective for the Company's 1997 financial statements. This Statement replaces the presentation of primary and fully diluted EPS, pursuant to Opinion 15, Earnings per Share, with a presentation of basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15. This Statement requires restatement of all prior-period EPS data presented. Accordingly, the accompanying consolidated financial statement and related notes to the consolidated financial statements have been restated to reflect these changes for all periods presented.

         New Accounting Pronouncements: In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income" and 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS 131 establishes standards for, among other things, reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 130 and 131 are effective for financial statements issued for periods beginning after December 15, 1997. Management believes that the adoption of these statements will not have a material adverse effect on the Company's consolidated financial statements.

         Reclassifications--Certain prior period amounts have been reclassified to conform with the current period presentation.

3. PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1997 and 1996 consisted of the following:

                                                                               1997          1996
                                                                            ----------    ----------
         Furniture and office equipment ................................    $  929,407    $  783,876
         Leasehold improvements ........................................       107,938       106,153
         Production equipment, tooling and clinical testing equipment ..       820,036       699,414
                                                                            ----------    ----------
                                                                             1,857,381     1,589,443
         Less accumulated depreciation and amortization ................     1,354,263       985,197
                                                                            ----------    ----------
                                                                            $  503,118    $  604,246
                                                                            ==========    ==========

         Depreciation expense for the years ended December 31, 1997, 1996, 1995 and for the period from inception through December 31, 1997 was $386,051, $608,879, $516,421 and $1,947,700, respectively.

                                 BIOFIELD CORP.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


4. PATENT AND PATENT APPLICATION COSTS

         The Company entered into an agreement dated December 22, 1992 with a consultant and inventor for the assignment of certain patent rights. The Company paid the consultant $100,000 for such assignment, and agreed to pay royalties of five percent of the net sales price of covered inventions, if any, (as defined), subject to an aggregate limit of $2,500,000. The term of the agreement is for 15 years. No royalties have been paid as of December 31, 1997.

         The Company has a patent royalty agreement with a former director and his corporation which would assign all rights to the Company for patented inventions, if any, resulting from performance under a laboratory service agreement. As of December 31, 1997, the Company has been issued a United States Patent of which the former director is a named co-inventor. No royalties have been paid as of December 31, 1997 (See Note 9).

         Accumulated amortization for patents was $63,222 and $49,095 at December 31, 1997 and 1996, respectively. Patent amortization expense for the years ended December 31, 1997, 1996,1995 and for the period from inception through December 31, 1997 was $14,127, $12,943, $12,514 and $126,638,
respectively.

5. ACCRUED EXPENSES

         Accrued expenses at December 31, 1997 and 1996 consisted of the following:

                                                               1997          1996
                                                             --------      --------
         Professional fees ............................      $120,000      $ 98,488
         Accrued payroll and bonuses ..................       244,710       600,510
         Other ........................................       181,578       210,743
                                                             --------      --------
                                                             $546,288      $909,741
                                                             ========      ========

6. INCOME TAXES

         Due to the Company's operating losses, there was no provision for U.S. income taxes for the years ended December 31, 1997, 1996, 1995, and for the period from inception through December 31, 1997. The tax provision in 1997 of approximately $20,000 reflects foreign tax liability related to the Branch office of Biofield International.

         At December 31, 1997, the Company has available, for federal and state income tax purposes, net operating loss ("NOL") carryforwards of approximately $42,000,000, which expire in years 2002 through 2011. These losses may be offset against future taxable income, if any, during the carryforward period. The utilization of the federal net operating loss carryforwards of approximately $15,600,000, included in the above amount will be subject to an annual limitation of approximately $1,140,000 per year due to ownership changes in 1992, 1995 and 1997 pursuant to the stock ownership change provision of the Tax Reform Act of 1986. Future changes in ownership may result in additional limitations.

         The tax effects of temporary differences that give rise to deferred tax assets at December 31, 1997 and 1996 are as follows:

                                                         1997           1996
                                                     -----------    -----------
         Deferred tax assets:
           Deferred compensation ................    $   779,000    $   714,000
           Net operating loss carryforwards .....     16,763,000     12,781,000
           Research and development credits .....         95,000         48,000
           Other ................................        197,000        207,000
                                                     -----------    -----------
             Total gross deferred tax assets ....     17,834,000     13,750,000
         Less valuation allowance ...............     17,834,000     13,750,000
                                                     -----------    -----------
             Net deferred tax assets ............    $        --    $        --
                                                     ===========    ===========

         The valuation allowances are equal to the deferred tax assets because of the uncertainty of the future realization of the assets.

                                 BIOFIELD CORP.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

         Total rental expense relating to operating leases for the years ended December 31, 1997, 1996, 1995 and for the period from inception through December 31, 1997 was $121,403, $118,832, $117,062, and $778,383, respectively.

         Included in property and equipment at December 31, 1996 and 1995 is furniture and office equipment held under capitalized leases as follows:

                                                                       1997                1996
                                                                     --------            --------
         Furniture and office equipment (gross)................      $ 65,263            $ 82,234
         Less accumulated depreciation.........................        61,843              53,810
                                                                     --------            --------
                                                                     $  3,420            $ 28,424
                                                                     ========            ========

         In December 1997, the Company entered into an amendment to its office lease agreement whereby the Company will, for a period of forty months commencing December 1, 1997, occupy and lease approximately 16,500 square feet of office space. Future committed minimum payments under the lease are $171,000, $186,000, $193,000 and $49,000 for 1998, 1999, 2000 and 2001, respectively. The annual rent on the lease will be increased by a pro rata portion of the increase in real estate taxes and common area maintenance.

         Employment Agreements--The Company has entered into an oral agreement with a principal stockholder to provide executive services in exchange for compensation not to exceed $80,000 per annum until the Company has commercially marketed the Biofield Diagnostic System or the proposed Biofield screening system.

         The Company has an employment contract with one of its executive officers through March 1999. The annual base compensation for this executive officer is approximately $158,000 per year, and provides for five percent annual cost of living adjustments. Aggregate minimum payments of annual base compensation under this contract is approximately $159,000 and $41,000 during 1998 and 1999, respectively. In addition, the Company intends to enter into a new employment agreement with the current President and Chief Executive Officer of the Company. The term of the agreement is expected to be three years, commencing April 1, 1997. Pursuant to the Agreement, the current President and Chief Executive Officer would receive a minimum annual base salary of $250,000 and would be eligible to receive an annual bonus. The Company has also granted the current President and Chief Executive Officer stock options to purchase 200,000 shares of Common Stock at $2.94 per share pursuant to the Biofield Corp. 1996 Option Plan. Such options vest in equal monthly installments over a two year period.

         On March 17, 1997, the former President and Chief Executive Officer (the "Former President") resigned as President, Chief Executive Officer and a Director of the Company. The Former President was employed pursuant to an employment agreement, dated November 10, 1995 (the "Former President Agreement"), pursuant to which the Former President received a base salary of $250,000, and was eligible to receive an annual bonus of up to $350,000 upon the achievement by the Company of certain specified goals. That portion of the annual bonus, if any, up to $100,000 was payable in cash and the Company's obligations with respect to payment of any additional annual bonus amount may have been satisfied, at the Former President's election, by delivery to the Former President of shares of Common Stock or options to purchase shares of Common Stock. Pursuant to the Former President Agreement, the Former President received salary and benefits earned to the date of his resignation and a payment in respect of his annual bonus for the preceding performance year. Pursuant to the Former President's Agreement, all of the Former President's options expired upon his resignation and he was obligated not to compete with the Company for a period of six months following termination of his employment with the Company.

                                 BIOFIELD CORP.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

         The Company entered into an agreement effective as of December 1, 1995, with the Company's current President and Chief Executive Officer pursuant to which the current President and Chief Executive Officer would continue to serve as the Vice Chairman. The Company also agreed to make a payment of $752,144, together with interest thereon, payable in 12 monthly installments commencing January 1, 1996 and certain other miscellaneous amounts, in full satisfaction of the Company's obligations to the Vice Chairman/current President and Chief Executive Officer arising out of cessation of his employment as Chief Executive Officer under a prior employment agreement. As a result of the Company's obligations to the Vice Chairman/current President and Chief Executive Officer pursuant to the above agreement the Company charged approximately $777,000 to selling, general and administrative costs in the accompanying statement of operations for the year ended December 31, 1995.

         The employment contract with the former Vice President, Research and Development obligates the Company to pay royalties to the former Vice President for two inventions, for which he is the inventor and co-inventor, of two percent and one percent, respectively, as defined. The royalties will continue through December 31, 2005 or until such royalties reach $8 million, whichever occurs first. The Company was also obligated to pay the former Vice President a bonus in an amount equal to 10 percent of any monies received in the form of research grants where he is the principal investigator for the research. No such amounts have been paid as of December 31, 1997.

         License Agreements--The Company has a "nonexclusive" license from an unaffiliated company which allows the Company to "make, use and sell" products covered by the unaffiliated company's patent, within the field of "detection of cancer." The license agreement provides for a one percent royalty on gross sales of any covered devices until the patent expires in May 1999. No royalties have been paid as of December 31, 1997.

         Profit Sharing Plan--In November 1993, the Company adopted a 401(k) Profit Sharing Plan & Trust (the "401(k) Plan"), a tax-qualified plan covering all of its employees. The 401(k) Plan provides that the Company may, as determined from time to time by the Board of Directors, provide a matching contribution or an additional amount at its discretion. As of December 31, 1997, the Company had made no contributions to the 401(k) Plan.

8. STOCKHOLDERS' EQUITY

         On December 17, 1997, the Company completed the 1997 Private Placement of 2,867,670 shares of Common Stock at a purchase price of $3.15 per share, for aggregate proceeds of $8,380,451 (net of related expenses of $652,710). The 1997 Private Placement was made pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, and Regulation D thereunder.

         Concurrent with the closing of the 1997 Private Placement, the Company issued an aggregate of 643,639 shares of Common Stock in exchange for outstanding warrants to purchase an aggregate of 1,574,930 shares of Common Stock. Such warrants were issued in connection with the Company's 1995 private placement of securities units. In order to participate in the Warrant Exchange, warrant holders were required to invest in the 1997 Private Placement.

         Subsequent to the closing of the 1997 Private Placement and Warrant Exchange, the Company registered for resale 2,797,829 of the 3,511,309 shares issued, pursuant to the Company's registration statement on Form S-3 filed with the Securities and Exchange Commission.

         In September 1997, the Company issued 25,000 shares of Common Stock to a nonaffiliated third party as consideration for consulting services rendered to the Company.

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

                                 BIOFIELD CORP.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


8. STOCKHOLDERS' EQUITY (CONTINUED)

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

         In connection with the Series B Preferred Stock offering, the Company sold 2,843 warrants to purchase shares of Common Stock for $6.00 to a selected dealer of the Series B Preferred Stock offering. The warrants are exercisable at a price of $9.18 per share for five years ending September 15, 1999.

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

                                 BIOFIELD CORP.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


8. STOCKHOLDERS' EQUITY (CONTINUED)

         In connection with the Series A Preferred Stock offering, the Company sold 103,879 warrants to purchase shares of Common Stock for $2,119 to the Placement Agent for the Series A Preferred Stock offering. The warrants are exercisable at a price of $9.18 per share for five years ending November 5, 1998.

         In connection with a private placement of Common Stock offering in 1992 (the "1992 Financing"), the Company issued 22,849 redeemable stock purchase warrants, of which 2,058 have been exercised. The warrants were exercisable at a price of $9.79 per share commencing January 31, 1993 and ending January 31, 1997.

         The Company has reserved approximately 2.9 million shares of Common Stock for future issuance upon the exercise and purchase of options and warrants outstanding as of December 31, 1997.

9. RELATED PARTY TRANSACTIONS

         Chairman/Major Stockholder--During the fiscal year ended March 31, 1994, the Chairman/Major Stockholder loaned the Company $500,000, bearing interest at 10 percent per annum, pursuant to a series of demand promissory notes. The principal of such notes was exchanged for 111,111 shares of Series A Preferred Stock in connection with the Series A Preferred Stock offering (see
Note 8), and the accrued interest thereon was paid during the year ended March 31, 1994.

         Former Director/Parent of Chief Executive Officer--In June 1992, the Company entered into a series of agreements with a then director of the Company, also father of the Vice Chairman/Chief Executive Officer, and the director's wholly owned corporation, Abel Laboratories, Inc. ("Abel"). The first agreement, called the Laboratory Services Agreement (the "Laboratory Agreement"), engaged Abel to provide specified pre-clinical research in connection with the Company's products. The Company spent $750,000 in total for such specified research. The Company also retained Abel to conduct other research which aggregated approximately $215,000. The Laboratory Agreement expired on December 31, 1993; however, the Company and Abel have agreed that any research conducted by Abel after expiration of the Laboratory Agreement will be pursuant to substantially the same terms as the original agreement and will be approved and invoiced on a case-by-case basis. The Company has retained Abel to conduct additional preclinical research which aggregated approximately $595,000, $576,000, and $157,000, during the years ended December 31, 1997, 1996 and 1995, respectively. Amounts owed to Abel at December 31, 1997 and 1996 are recorded as due to affiliate in the accompanying balance sheets. The director resigned from his position on the Board of Directors on April 7, 1993.

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

         The Company has also entered into a patent royalty agreement with the former director and Abel which would assign all rights to the Company for any patented inventions resulting from performance under the services agreement and used by the Company. The Company will pay royalties calculated by multiplying specified percentages (ranging from five to 20 percent) times either future net sales or net license fees collected from such patented inventions, if any, up to a maximum of $2,000,000 per invention. As of December 31, 1997, the Company has been issued a United States Patent of which the former director is a named co-inventor. (See Note 4).

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

                                 BIOFIELD CORP.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


9.  RELATED PARTY TRANSACTIONS (CONTINUED)

         Chairman of the Scientific and Clinical Advisory Boards--The Company commenced formation of its Scientific and Clinical Advisory Boards (collectively, the "Advisory Boards") during 1994. As a result, the Company entered into a one-year consulting agreement dated January 1, 1994, subject to an annual renewal option, with the Chairman of the Advisory Boards which provides for compensation of $150,000 per year, as amended, and options to purchase 58,823 shares of Common Stock at $10.20 per share. As of December 31, 1997 such options are fully vested. In June 1997, the Chairman of the Advisory Boards was granted options to purchase 50,000 shares of Common Stock at $4.69 per share pursuant to the Biofield Corp. 1996 Option Plan. Such options vest ratably over a two year period commencing on June 4, 1997. The Chairman of the Advisory Boards also served as a member of the Company's Board of Directors since June 1997.

         The Company has also entered into a separate one-year agreement dated January 1, 1995, (subsequently renewed), with the Chairman of the Advisory Boards' corporation to provide services in conducting certain research projects. In consideration for the performance of such research projects, the Company paid approximately $300,000, $300,000 and $200,000 during the years ended December 31, 1997, 1996 and 1995, respectively.

10. STOCK OPTIONS

         At December 31, 1997, the Company has three fixed option plans, which are described below. The Company applies APB 25 and related interpretations in accounting for its plans. SFAS 123 was issued by the FASB in 1995 and, if fully adopted, will change the methods for recognition of cost on plans similar to those of the Company. The reporting requirements of SFAS 123 are required for options issued to nonemployees (excluding nonemployee directors) after December 15, 1995. Adoption of SFAS 123 for options issued to employees is optional; however, proforma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 in 1996 and 1995 are presented below.

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

 (b) The Biofield Corp. 1996 Option Plan, as amended (the "1996 Plan"), provides for the grant of options to acquire a maximum of 1,000,000 shares of Common Stock. The 1996 Plan permits the granting of ISOs or NSOs. ISOs may be granted to individuals who, at the time of grant, are employees of the Company or its affiliates. NSOs may be granted to directors, employees, consultants and other agents of the Company or its affiliates. The 1996 Plan provides that the exercise price for ISOs is not less than the fair market value per share of the Common Stock at the date of grant and an exercise price for NSOs of not less than 85% of such fair market value. Each ISO must expire within ten years of the date of grant. However, if ISOs are granted to persons owning more than 10% of the voting stock of the Company, the 1996 Plan provides that the exercise price may not be less than 110% of the fair market value per share at the date of grant and that the term of such ISOs may not exceed five years. Unless otherwise provided by the 1996 Plan Administrator, options granted under the 1996 Plan vest at a rate of 25% per year over a four-year period.

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

                                 BIOFIELD CORP.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


10. STOCK OPTIONS (CONTINUED)

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

         A summary of the status of the Company's three fixed option plans as of December 31, 1997, 1996 and 1995 and the changes during the years ended December 31, 1997, 1996 and 1995 is presented below:

                                                            1997                 1996                   1995
                                                   -------------------   --------------------   -------------------
                                                                 Wgtd.                 Wgtd.                  Wgtd.
                                                                  Avg.                  Avg.                   Avg.
                                                                 Exer.                  Exer.                 Exer.
                                                    Shares       Price    Shares       Price     Shares       Price
                                                   --------     ------   --------     ------    --------     ------
         Outstanding at beginning of period ...     251,071     $ 9.30    103,914     $ 9.18      27,693     $ 9.18
         Granted ..............................     692,700       4.52    205,000      11.18      78,426       9.18
         Exercised ............................      (1,632)      9.18         --         --          --         --
         Canceled .............................    (217,269)      8.32    (57,843)     15.72      (2,205)      9.18
                                                   --------              --------               --------
         Outstanding at end of year ...........     724,870       5.02    251,071       9.30     103,914       9.18
                                                   ========              ========               ========
         Options exercisable at year end ......     415,837       5.30     64,036       9.18      34,632       9.18
                                                   ========              ========               ========
         Options available for future grant....     572,189               545,989                 43,146
                                                   ========              ========               ========
         Weighted average fair value of
           options granted during the
           period..............................    $   3.61              $   6.42               $   2.50
                                                   ========              ========               ========

         All options granted under the Company's three fixed option plans have an exercise price equal to the market price of the stock on the grant date. The Company has also granted NSOs outside of the Company's three fixed option plans to certain officers, directors and consultants of the Company which are exercisable over various periods through December 1, 2005. Certain of these NSOs are performance based options and become exercisable solely upon the achievement of certain milestones as described in the option agreements, and certain NSOs granted become exercisable immediately in the event of a merger or sale of all or substantially all of the assets of the Company. A summary of the status of the Company's NSOs granted outside of the three plans as of December 31, 1997, 1996, and 1995 and the changes during the years ended December 31, 1997, 1996 and 1995, is presented below:

                                 BIOFIELD CORP.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


10. STOCK OPTIONS (CONTINUED)


                                                            1997                 1996                    1995
                                                   --------------------   -------------------   --------------------
                                                                  Wgtd.                 Wgtd.                  Wgtd.
                                                                  Avg.                  Avg.                   Avg.
                                                                  Exer.                 Exer.                  Exer.
                                                      Shares      Price     Shares      Price      Shares      Price
                                                   ----------     -----   ----------    -----   ----------    ------
           Outstanding at beginning of period       1,362,015     $7.03    1,362,015    $7.03    1,023,778    $ 6.17
           Granted.............................       230,000      4.83           --       --      389,708      9.69
           Exercised...........................       (49,048)     3.13           --       --           --        --
           Canceled............................      (343,434)     9.85           --       --      (51,471)    10.20
                                                   ----------             ----------            ----------
         Outstanding at end of year ...........     1,199,533      5.96    1,362,015     7.03    1,362,015      7.03
                                                   ==========             ==========            ==========
         Options exercisable at year end              945,806      6.04    1,105,966     6.35      951,716      5.87
                                                   ==========             ==========            ==========
         Weighted average fair value of
           options granted during the
                    period.....................    $     3.05             $       --            $     3.76
                                                   ==========             ==========            ==========

         The exercise prices of some NSOs granted during 1995 outside of the Company's three fixed option plans differ from the market price of the stock on the grant date, and a summary of the weighted-average prices and weighted-average fair values of the NSOs granted during 1995 outside of the Company's three fixed option plans is presented below:

                                                              Wgtd. Avg.    Wgtd. Avg.
                                                               Exercise       Fair
                                                                 Price        Value
                                                              ----------    ----------
         Exercise price is less than the market price .....     $ 5.10       $ 6.56
         Exercise price is equal to the market price ......       9.18         3.86
         Exercise price exceeds the market price ..........      11.90         2.69

         The following table summarizes information about stock options outstanding at December 31, 1997:

                                                  Options Outstanding             Options Exercisable
                                        --------------------------------------  -------------------------
                                                       Wgtd. Avg.
         Range of                          Number      Remaining    Wgtd. Avg.     Number      Wgtd. Avg.
         Exercise                       Outstanding   Contractual    Exercise   Exercisable    Exercise
         Prices                         at 12/31/97       Life         Price    at 12/31/97      Price
         ------                         -----------       ----         -----    -----------      -----
         $0.25...................          63,480          4.2         $0.25       63,480        $0.25
          1.02...................          61,275          4.9          1.02       61,275         1.02
          2.04...................         245,099          4.7          2.04      245,099         2.04
          2.94...................         200,000          9.5          2.94      120,834         2.94
          4.50 to 4.88...........         555,700          9.4          4.71      167,500         4.70
          5.10...................          49,020          7.1          5.10       49,020         5.10
          6.62...................          60,000          9.1          6.62       50,000         6.62
          8.16 to 11.00..........         689,829          3.9          9.22      604,435         9.29

                                 BIOFIELD CORP.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


10. STOCK OPTIONS (CONTINUED)

         As provided by SFAS 123, the fair value of each option grant before the Company's IPO is estimated on the date of grant using the minimum value method, and the fair value of each option grant after the Company's IPO is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for option grants in 1995: (i) dividend yield of 0%; (ii) risk-free interest rate of 6.56%; and (iii) option term of 8.3 years. The following weighted average assumptions were used for option grants during 1996 before the IPO: (i) dividend yield of 0%; (ii) risk-free interest rate of 6.65%; and (iii) option term of 10 years. The following weighted average assumptions were used for option grants during 1996 after the IPO: (i) dividend yield of 0%; (ii) expected volatility of 72.5%; (iii) risk-free interest rate of 6.26%; and (iv) expected life of 4 years. The following weighted average assumptions were used for option grants during 1997 with an expected life of 4 years: (i) dividend yield of 0%; (ii) expected volatility of 82.2%; and (iii) risk-free interest rate of 6.19%. The following weighted average assumptions were used for option grants during 1997 with an expected life of 2 years: (i) dividend yield of 0%; (ii) expected volatility of 107.84%; and (iii) risk-free interest rate of 6.00%.

         Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net loss and net loss per common and common equivalent share for the years ended December 31, 1997, 1996 and 1995 would have been increased to the pro forma amounts indicated below:

                                                          1997              1996              1995
                                                      ------------      ------------      ------------
         Net loss
           As reported                                $(10,151,040)     $(10,036,090)     $ (8,739,860)
           Pro forma                                  $(11,834,028)     $(10,635,339)     $ (9,111,884)

           Basic and Diluted net loss per share
            As reported                               $      (1.53)     $      (1.66)     $      (2.09)
            Pro forma                                 $      (1.78)     $      (1.76)     $      (2.18)


         The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

11. DEVELOPMENT STAGE COMPANY

         The Company is in the development stage and, to date, has generated no revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all of the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 1997, the Company has accumulated a deficit of $45,519,920. There can be no assurance that the Company will have sufficient funds available to complete its research and development programs or be able to commercially manufacture or market any products in the future; that future revenues will be significant; or that any sales will be profitable. The Company expects operating losses to increase for at least the next several years due principally to the anticipated expenses associated with the proposed commercialization of the Biofield Diagnostic System, development of, and clinical trials for, the proposed Biofield screening system, and other research and development activities.

         The Company had approximately $12,597,960 of cash, cash equivalents and short-term investments at December 31, 1997. The Company believes that its available cash, cash equivalents and investment securities, and investment income should be sufficient to fund the Company operations at least through the end of calendar year 1998.