Form 10-Q
period 1998-03-31
BIOFIELD CORP \DE\
filed 1998-05-15
CIK 1007018

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                 --------------

                                    FORM 10-Q


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

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

The number of shares of Issuer's Common Stock, $.001 par value, outstanding as of March 31, 1998 was 10,029,609 shares.

                                 BIOFIELD CORP.
             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                      INDEX



                                                                                               PAGE NO.
                                                                                               --------
Part I  FINANCIAL INFORMATION
------  ---------------------
Item 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997............          3

        Consolidated Statements of Operations for the three month periods ended March 31, 1998 and 1997 and for the period October 16, 1987
        (Date of Inception) through March 31, 1998........................................          4

        Consolidated Statements of Stockholders' Equity for the period October 16, 1987
        (Date of Inception) through March 31, 1998........................................        5-7

        Consolidated Statements of Cash Flows for the three month periods ended March 31, 1998 and 1997 and for the period October 16, 1987
        (Date of Inception) through March 31, 1998........................................        8-9

        Notes to Consolidated Financial Statements........................................         10

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................................      11-20


Part II OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K....................................................       21

Signatures..................................................................................       22

Part I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                              March 31, 1998    December 31, 1997
                                                                              --------------    -----------------
                                                                               (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ........................................        $  5,432,167         $  8,768,699
    Short-term investments ...........................................           4,160,301            3,829,261
    Other current assets .............................................             465,382              271,324
                                                                              ------------         ------------
      Total current assets ...........................................          10,057,850           12,869,284
PROPERTY AND EQUIPMENT - Net .........................................             473,248              503,118
OTHER ASSETS .........................................................              98,355              101,585
PATENT AND PATENT APPLICATION COSTS - Net ............................             637,720              628,634
                                                                              ------------         ------------
TOTAL ................................................................        $ 11,267,173         $ 14,102,621
                                                                              ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable .................................................        $    590,212         $    626,750
    Due to affiliate .................................................              50,681              179,815
    Accrued expenses .................................................             657,356              546,288
    Capitalized lease obligations ....................................                  --                2,658
                                                                              ------------         ------------
      Total current liabilities ......................................           1,298,249            1,355,511
                                                                              ------------         ------------
      Total liabilities ..............................................           1,298,249            1,355,511
                                                                              ------------         ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value; authorized 2,000,000 shares;
      no shares issued ...............................................                  --                   --
    Common Stock, $.001 par value; authorized 25,000,000 shares;
      outstanding 10,029,609 shares ..................................              10,030               10,030
    Additional paid-in capital .......................................          58,279,490           58,255,667
    Accumulated deficit during development stage .....................         (48,337,553)         (45,519,920)
    Foreign currency translation adjustment ..........................              16,957                1,333
                                                                              ------------         ------------
    Total stockholders' equity .......................................           9,968,924           12,747,110
                                                                              ------------         ------------

TOTAL ................................................................        $ 11,267,173         $ 14,102,621
                                                                              ============         ============








                 See notes to consolidated financial statements

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                         Period October 16,
                                                   Three-Month        Three-Month           1987 (Date of
                                                  Period Ended        Period Ended       Inception) through
                                                 March 31, 1998       March 31, 1997       March 31, 1998
                                                 --------------       --------------       --------------

OPERATING EXPENSES:
    Research and development ..............        $  1,958,941         $  1,854,247         $ 34,745,687
    Selling, general and administrative ...           1,016,659              922,838           15,280,237
                                                   ------------         ------------         ------------
    Total operating expenses ..............           2,975,600            2,777,085           50,025,924
                                                   ------------         ------------         ------------

OTHER INCOME (EXPENSE):
    Interest income .......................             157,967              170,628            2,155,685
    Interest expense ......................                  --               (1,415)            (447,565)
                                                   ------------         ------------         ------------
    Net other income ......................             157,967              169,213            1,708,120
                                                   ------------         ------------         ------------
LOSS BEFORE INCOME TAXES ..................          (2,817,633)          (2,607,872)         (48,317,804)
PROVISION FOR INCOME TAXES ................                  --                   --              (19,749)
                                                   ------------         ------------         ------------
NET LOSS ..................................        $ (2,817,633)        $ (2,607,872)        $(48,337,553)
                                                   ============         ============         ============

NET LOSS PER SHARE:
    Basic and Diluted .....................        $      (0.28)        $      (0.40)
                                                   ============         ============


WEIGHTED AVERAGE SHARES
    OUTSTANDING: ..........................          10,029,609            6,471,903
                                                   ============         ============









                 See notes to consolidated financial statements

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           OCTOBER 16, 1987 (DATE OF INCEPTION) THROUGH MARCH 31, 1998
--------------------------------------------------------------------------------




                                          Series A         Series B        Series C
                                      Preferred Stock  Preferred Stock  Preferred Units      Common Stock
                                      Shares    Amount  Shares  Amount   Units   Amount    Shares    Amount
                                     --------   ------  ------  ------  -------  ------    ------   -------

Issuance of stock, October 16, 1987
   (date of inception) ($.16
   per share, net)                        --   $   --       --  $   --      --   $    --   549,020  $    55
Issuance of stock in connection with
   patent acquisition ($.001 per share)   --       --       --      --      --        --   235,294       24
Net loss, October 16, 1987 to
   March 31, 1988..................       --       --       --      --      --        --        --       --
                                      ------  -------  -------  ------ -------   ------- ---------  -------
BALANCE AT MARCH 31, 1988                 --       --       --      --      --        --   784,314       79
Net loss...........................       --       --       --      --      --        --        --       --
                                      ------  -------  -------  ------ -------   ------- ---------  -------
BALANCE AT MARCH 31, 1989                 --       --       --      --      --        --   784,314       79
Net loss...........................       --       --       --      --      --        --        --       --
                                      ------  -------  -------  ------ -------   ------- ---------  -------
BALANCE AT MARCH 31, 1990                 --       --       --      --      --        --   784,314       79
Acquisition of 235,294 shares of
   treasury stock ($.001 per share)       --       --       --      --      --        --        --       --
Net loss...........................       --       --       --      --      --        --        --       --
                                      ------  -------  -------  ------ -------   ------- ---------  -------
BALANCE AT MARCH 31, 1991                 --       --       --      --      --        --   784,314       79
Retirement of treasury stock.......       --       --       --      --      --        --  (235,294)     (24)
Issuance of stock in exchange for
   stockholder debt ($2.90 per share)     --       --       --      --      --        --   431,372       43
Sale of stock ($.82 per share, net)       --       --       --      --      --        --    24,510        2
Amortization of deferred compensation     --       --       --      --      --        --        --       --
Net loss...........................       --       --       --      --      --        --        --       --
                                      ------  -------  -------  ------ -------   ------- ---------  -------
BALANCE AT MARCH 31, 1992                 --       --       --      --      --        -- 1,004,902      100
Sale of stock in connection
   with private placement
   ($7.67 per share, net)..........       --       --       --      --      --        --   557,475       55
Exercise of stock options..........       --       --       --      --      --        --     2,451        1
Amortization of deferred compensation     --       --       --      --      --        --        --       --
Change in par value of common stock
   from $.0001 to $.001............       --       --       --      --      --        --        --    1,408
Net loss...........................       --       --       --      --      --        --        --       --
                                      ------  -------  -------  ------ -------   ------- ---------  -------
BALANCE AT MARCH 31, 1993
   (brought forward)...............       --  $     --      --  $    --     --   $    -- 1,564,828   $1,564
                                      ------  -------  -------  ------ -------   ------- ---------  -------


                                        Additional              Foreign Currency
                                         Paid-In     Accumulated   Translation   Treasury
                                         Capital       Deficit     Adjustment      Stock      Total
                                         -------     ---------     ----------     -------   --------

Issuance of stock, October 16, 1987
   (date of inception) ($.16
   per share, net)                      $   91,898   $        --      $  --        $  --    $  91,953
Issuance of stock in connection with
   patent acquisition ($.001 per share)        276            --         --           --          300
Net loss, October 16, 1987 to
   March 31, 1988..................             --      (159,359)        --           --     (159,359)
                                        ----------  ------------      -----        -----  -----------
BALANCE AT MARCH 31, 1988                   92,174      (159,359)        --           --      (67,106)
Net loss...........................             --      (495,520)        --           --     (495,520)
                                        ----------   -----------      -----        -----  -----------
BALANCE AT MARCH 31, 1989                   92,174      (654,879)        --           --     (562,626)
Net loss...........................             --      (233,347)        --           --     (233,347)
                                        ----------   -----------      -----        -----  -----------
BALANCE AT MARCH 31, 1990                   92,174      (888,226)        --           --     (795,973)
Acquisition of 235,294 shares of
   treasury stock ($.001 per share)             --            --         --         (300)        (300)
Net loss...........................             --      (285,179)        --           --     (285,179)
                                        ----------   -----------      -----        -----  -----------
BALANCE AT MARCH 31, 1991                   92,174    (1,173,405)        --         (300)  (1,081,452)
Retirement of treasury stock.......           (276)           --         --          300          --
Issuance of stock in exchange for
   stockholder debt ($2.90 per share)    1,248,638            --         --           --    1,248,681
Sale of stock ($.82 per share, net)         19,998            --         --           --       20,000
Amortization of deferred compensation      136,880            --         --           --      136,880
Net loss...........................             --      (461,061)        --           --     (461,061)
                                        ----------   -----------      -----        -----  -----------
BALANCE AT MARCH 31, 1992                1,497,414    (1,634,466)        --           --     (136,952)
Sale of stock in connection
   with private placement
   ($7.67 per share, net)..........      4,275,223            --         --           --    4,275,278
Exercise of stock options..........            624            --         --           --          625
Amortization of deferred compensation      477,453            --         --           --      477,453
Change in par value of common stock
   from $.0001 to $.001............         (1,408)           --         --           --           --
Net loss...........................             --    (3,099,637)        --           --   (3,099,637)
                                        ----------   -----------     ------        -----  -----------
BALANCE AT MARCH 31, 1993
   (brought forward)...............     $6,249,306   $(4,734,103)    $   --        $  --  $ 1,516,767
                                        ----------   -----------     ------        -----  -----------

                                                                     (continued)

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           OCTOBER 16, 1987 (DATE OF INCEPTION) THROUGH MARCH 31, 1998
--------------------------------------------------------------------------------


                                                       Series A                   Series B                    Series C
                                                    Preferred Stock            Preferred Stock              Preferred Units
                                                 Shares        Amount        Shares        Amount        Units        Amount
                                              -----------   -----------   -----------   -----------   -----------  -----------
BALANCE AT MARCH 31, 1993
   (brought forward) .......................           --   $        --            --   $        --            --  $        --
Exercise of stock options ..................           --            --            --            --            --           --
Sale of Series A Preferred Stock
   ($3.97 per share, net) ..................    2,119,896         2,120            --            --            --           --
Issuance of Series A Preferred Stock in
   exchange for notes payable to related
   parties ($4.50 per share) ...............      222,222           222            --            --            --           --
Issuance of warrants .......................           --            --            --            --            --           --
Amortization of deferred compensation ......           --            --            --            --            --           --
Net loss ...................................           --            --            --            --            --           --

                                              -----------   -----------   -----------   -----------   -----------  -----------
BALANCE AT MARCH 31, 1994 ..................    2,342,118         2,342            --            --            --           --
Sale of Series B Preferred Stock ($4.04
   per share, net) .........................           --            --       481,644           482            --           --
Issuance of warrants .......................           --            --            --            --            --           --
Amortization of deferred compensation ......           --            --            --            --            --           --
Net loss ...................................           --            --            --            --            --           --

                                              -----------   -----------   -----------   -----------   -----------  -----------
BALANCE AT DECEMBER 31, 1994 ...............    2,342,118         2,342       481,644           482            --           --
 Sale of Series C Preferred Stock ($4.11
   per unit, net) ..........................           --            --            --            --     2,914,771        2,915
Issuance of warrants .......................           --            --            --            --            --           --
Amortization of deferred compensation ......           --            --            --            --            --           --
Net loss ...................................           --            --            --            --            --           --

                                              -----------   -----------   -----------   -----------   -----------  -----------
BALANCE AT DECEMBER 31, 1995 ...............    2,342,118         2,342       481,644           482     2,914,771        2,915
Sale of stock in connection with public
   offering ($9.91 per share, net) .........           --            --            --            --            --           --
Conversion of Series A, Series B
   and Series C Preferred Stock to
   Common Stock ............................   (2,342,118)       (2,342)     (481,644)         (482)   (2,914,771)      (2,915)
Exercise of warrants .......................           --            --            --            --            --           --
Amortization of deferred compensation ......           --            --            --            --            --           --
Net loss ...................................           --            --            --            --            --           --

                                              -----------   -----------   -----------   -----------   -----------  -----------
BALANCE AT DECEMBER 31, 1996
(brought forward) ..........................           --   $        --            --   $        --            --  $        --
                                              -----------   -----------   -----------   -----------   -----------  -----------

                                                                     Additional             Foreign Currency
                                                    Common Stock       Paid-In    Accumulated  Translation Treasury
                                                Shares     Amount      Capital      Deficit     Adjustment   Stock      Total
                                              ----------  --------  ------------  ------------ ----------- -------  ------------
BALANCE AT MARCH 31, 1993
   (brought forward) .......................   1,564,828  $  1,564  $  6,249,306  $ (4,734,103)  $    --  $     --  $  1,516,767
Exercise of stock options ..................         735         1           187            --        --        --           188
Sale of Series A Preferred Stock
   ($3.97 per share, net) ..................          --        --     8,411,370            --        --        --     8,413,490
Issuance of Series A Preferred Stock in
   exchange for notes payable to related
   parties ($4.50 per share) ...............          --        --       999,778            --        --        --     1,000,000
Issuance of warrants .......................          --        --         2,119            --        --        --         2,119
Amortization of deferred compensation ......          --        --     1,580,320            --        --        --     1,580,320
Net loss ...................................          --        --            --    (6,899,515)       --        --    (6,899,515)

                                              ----------  --------  ------------  ------------   -------  --------  ------------
BALANCE AT MARCH 31, 1994 ..................   1,565,563     1,565    17,243,080   (11,633,618)       --        --     5,613,369
Sale of Series B Preferred Stock ($4.04
   per share, net) .........................          --        --     1,947,149            --        --        --     1,947,631
Issuance of warrants .......................          --        --             6            --        --        --             6
Amortization of deferred compensation ......          --        --        14,859            --        --        --        14,859
Net loss ...................................          --        --            --    (4,959,312)       --        --    (4,959,312)

                                              ----------  --------  ------------  ------------   -------  --------  ------------
BALANCE AT DECEMBER 31, 1994 ...............   1,565,563     1,565    19,205,094   (16,592,930)       --        --     2,616,553
 Sale of Series C Preferred Stock ($4.11
   per unit, net) ..........................          --        --    11,977,856            --        --        --    11,980,771
Issuance of warrants .......................          --        --           161            --        --        --           161
Amortization of deferred compensation ......          --        --       195,874            --        --        --       195,874
Net loss ...................................          --        --            --    (8,739,860)       --        --    (8,739,860)

                                              ----------  --------  ------------  ------------   -------  --------  ------------
BALANCE AT DECEMBER 31, 1995 ...............   1,565,563     1,565    31,378,985   (25,332,790)       --        --     6,053,499
Sale of stock in connection with public
   offering ($9.91 per share, net) .........   1,819,000     1,819    18,026,419            --        --        --    18,028,238
Conversion of Series A, Series B
   and Series C Preferred Stock to
   Common Stock ............................   3,046,474     3,047         2,692            --                                --
Exercise of warrants .......................       2,058         2        20,145            --        --        --        20,147
Amortization of deferred compensation ......          --        --        26,093            --        --        --        26,093
Net loss ...................................          --        --            --   (10,036,090)       --        --   (10,036,090)
                                              ----------  --------  ------------  ------------   -------  --------  ------------

BALANCE AT DECEMBER 31, 1996
(brought forward) ..........................   6,433,095  $  6,433  $ 49,454,334  $(35,368,880)  $    --  $     --  $ 14,091,887
                                              ----------  --------  ------------  ------------   -------  --------  ------------

                                                                     (continued)

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           OCTOBER 16, 1987 (DATE OF INCEPTION) THROUGH MARCH 31, 1998
--------------------------------------------------------------------------------





                                          Series A          Series B        Series C                              Additional
                                      Preferred Stock   Preferred Stock  Preferred Units       Common Stock         Paid-In
                                      Shares    Amount   Shares  Amount   Units  Amount    Shares       Amount      Capital
                                     --------   ------   ------  ------  ------  ------    ------      -------    -----------
BALANCE AT DECEMBER 31, 1996
   (brought forward) .................  --     $   --       --  $  --        --  $  --   $6,433,095    $  6,433  $ 49,454,334
Sale of stock in connection with
private placement
($2.92 per share, net) ...............  --         --       --     --        --     --    2,867,670       2,868     8,377,583
Warrants exchanged for Common Stock ..  --         --       --     --        --     --      643,639         644          (644)
Exercise of stock options ............  --         --       --     --        --     --       50,674          50       168,541
Exercise of warrants .................  --         --       --     --        --     --        9,531          10        93,299
Issuance of stock as consideration for
consulting services rendered
($4.00 per share, net) ...............  --         --       --     --        --     --       25,000          25        99,975
Amortization of deferred compensation   --         --       --     --        --     --           --          --        62,579
Net loss .............................  --         --       --     --                            --          --            --
Change in foreign currency
translation adjustment ...............  --         --       --     --        --     --           --          --            --
                                      ----     ------    -----  -----    ------  -----   ----------    --------  ------------
BALANCE AT DECEMBER 31,
1997 .................................  --         --       --     --        --     --   10,029,609      10,030    58,255,667

Amortization of deferred compensation
(unaudited)...........................  --         --       --     --        --     --           --          --        23,823
Net loss (unaudited)..................  --         --       --     --        --     --           --          --            --
Change in foreign currency
translation adjustment (Unaudited)....  --         --       --     --        --     --           --          --            --
                                      ----     ------    -----  -----    ------  -----   ----------    --------  ------------
BALANCE AT MARCH 31,
1998 (unaudited)......................  --     $   --       --  $  --        --  $  --  $10,029,609    $ 10,030  $ 58,279,490
                                      ----     ------    -----  -----    ------  -----   ----------    --------  ------------

                                                       Foreign Currency
                                            Accumulated  Translation Treasury
                                              Deficit     Adjustment  Stock    Total
                                             ---------    ----------  -----    ------
BALANCE AT DECEMBER 31, 1996
   (brought forward) .................     $(35,368,880)  $     --  $    --  $ 14,091,887
Sale of stock in connection with
private placement
($2.92 per share, net) ...............               --         --       --     8,380,451
Warrants exchanged for Common Stock ..               --         --       --            --
Exercise of stock options ............               --         --       --       168,591
Exercise of warrants .................               --         --       --        93,309
Issuance of stock as consideration for
consulting services rendered
($4.00 per share, net) ...............               --         --       --       100,000
Amortization of deferred compensation
(Unaudited)...........................               --         --       --        62,579
Net loss .............................      (10,151,040)        --       --   (10,151,040)
Change in foreign currency
translation adjustment ...............               --      1,333       --         1,333
                                           ------------   --------  -------  ------------
BALANCE AT DECEMBER 31,
1997 .................................      (45,519,920)     1,333       --  $ 12,747,110

Amortization of deferred compensation
(unaudited)...........................               --         --       --        23,823
Net loss (unaudited) .................       (2,817,633)        --       --    (2,817,633)
Change in foreign currency
translation adjustment (unaudited) ...               --     15,624       --        15,624
                                           ------------   --------  -------  ------------
BALANCE AT MARCH 31,
1998 (unaudited) .....................     $(48,337,553)  $ 16,957  $    --  $  9,968,924
                                           ------------   --------  -------  ------------

                                                                     (concluded)




                 See notes to consolidated financial statements

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                                 Period October 16,
                                                                                Three-Month       Three-Month      1987 (Date of
                                                                               Period Ended      Period Ended    Inception) through
                                                                              March 31, 1998    March 31, 1997    March 31, 1998
                                                                              --------------    --------------    --------------
OPERATING ACTIVITIES:
   Net loss .............................................................      $ (2,817,633)      $ (2,607,872)      $(48,337,553)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization ......................................            88,094            116,146          2,178,583
     Amortization of investment premiums / (discounts) ..................            12,104             16,796            121,196
     Loss on disposal of property and equipment .........................                --                 --             42,713
     Loss on license and settlement agreement ...........................                --                 --             49,026
     Noncash compensation ...............................................            23,823                 --          2,617,881
     Interest paid in Common Stock ......................................                --                 --            297,148
     Changes in assets and liabilities:
       Other current assets .............................................          (194,201)           (26,577)          (465,541)
       Other assets .....................................................                --              1,356           (117,735)
       Due to affiliate .................................................          (129,134)           126,050             50,681
       Contractual settlement ...........................................                --                 --                 --
       Accounts payable and accrued expenses ............................            75,588            (83,674)         1,136,304
                                                                               ------------       ------------       ------------
         Net cash used in operating activities ..........................        (2,941,359)        (2,457,775)       (42,427,297)
                                                                               ------------       ------------       ------------

INVESTING ACTIVITIES:
   Acquisition of property and equipment ................................           (53,588)          (128,702)        (2,469,078)
   Costs incurred for patents and patent applications ...................           (12,733)           (30,000)          (704,599)
   Proceeds from sale of property and equipment .........................                --                 --              3,418
   Purchase of short-term investments ...................................          (640,849)          (490,937)       (24,963,548)
   Proceeds from sales of short-term investments ........................           297,705          3,545,922         20,682,051
                                                                               ------------       ------------       ------------
         Net cash provided by / (used in) investing activities ..........          (409,465)         2,896,283         (7,451,756)
                                                                               ------------       ------------       ------------

FINANCING ACTIVITIES:
   Repayments of capitalized lease obligations ..........................            (2,658)            (7,471)           (82,234)
   Proceeds from issuance of Series A Preferred Stock - net .............                --                 --          8,413,490
   Proceeds from issuance of Series B Preferred Stock - net .............                --                 --          1,947,631
   Proceeds from issuance of Series C Preferred Stock - net .............                --                 --         11,980,771
   Proceeds from issuance of Common Stock and warrants - net ............                --                 --         30,798,206
   Proceeds from exercise of stock options and warrants .................                --            261,900            282,860
   Proceeds from bank borrowings ........................................                --                 --            520,000
   Payment on bank borrowings ...........................................                --                 --           (520,000)
   Repayment of advances from stockholder ...............................                --                 --           (145,000)
   Proceeds from notes payable issued to stockholder and related party ..                --                 --          2,096,533
                                                                               ------------       ------------       ------------
         Net cash provided by financing activities ......................            (2,658)           254,429         55,292,257
                                                                               ------------       ------------       ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS ...............................        (3,353,482)           692,937          5,413,204
EFFECT OF EXCHANGE RATE CHANGES ON
 CASH AND CASH EQUIVALENTS ..............................................            16,950                 --             18,963
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........................         8,768,699          7,369,973                 --
                                                                               ------------       ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ................................      $  5,432,167       $  8,062,910       $  5,432,167
                                                                               ============       ============       ============

                                                                     (Continued)

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                               Period October 16,
                                                                           Three-Month         Three-Month       1987 (Date of
                                                                           Period Ended        Period Ended    Inception) through
                                                                           March 31, 1998     March 31, 1997     March 31, 1998
                                                                           --------------     --------------     --------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
     Cash paid during the period for interest..........................    $         --        $        435       $      59,409
                                                                           ============        ============       =============

SUPPLEMENTAL SCHEDULE FOR NONCASH INVESTING
AND FINANCING ACTIVITIES:
     Acquisition of property and equipment
     under capitalized lease transactions                                  $         --        $         --       $       82,234
                                                                           ============        ============       ==============

     During the year ended March 31, 1994, the Company issued 222,222 shares of
       Series A Preferred Stock in exchange
       for an aggregate of $1 million in
       notes payable to a principal stockholder and a former Director

     Notes payable.....................................................                                           $   1,000,000
                                                                                                                  =============

     Issuance of Series A Preferred Stock..............................                                           $   1,000,000
                                                                                                                  =============

     At inception, the Company acquired the rights to a patent and assumption of liabilities in exchange for 235,294 shares of Common Stock, as follows:

     Fair value of patent acquired.....................................                                           $     112,732
     Liabilities assumed...............................................                                                 112,432
                                                                                                                  -------------
     Issuance of Common Stock..........................................                                           $         300
                                                                                                                  =============

     Pursuant to a license and settlement agreement with respect to the patent acquired (above), the Company received its 235,294 shares of Common
       Stock during fiscal 1991, which was retired

     Remaining carrying value of patent on date of
       license and settlement agreement................................                                           $      49,326
     Common Stock returned to the Company..............................                                                     300
                                                                                                                  -------------
     Loss on Settlement................................................                                           $      49,026
                                                                                                                  =============

     During fiscal 1992, the Company exchanged
       431,372 shares of Common Stock
       for $96,660 in notes and $1,152,021 in
       debt and accrued interest, payable
       to its principal stockholder

     Notes payable.....................................................                                           $      96,660
     Debt..............................................................                                                 854,873
     Accrued interest..................................................                                                 297,148
                                                                                                                  -------------
     Issuance of Common Stock..........................................                                           $   1,248,681
                                                                                                                  =============
                                                                                                                    (Concluded)



                 See notes to consolidated financial statements

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. THE COMPANY-The consolidated balance sheet as of March 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the three month periods ended March 31, 1998 and 1997 and for the period October 16, 1987 (date of inception) through March 31, 1998 have been prepared by Biofield Corp. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and 1997 and for the period October 16, 1987 (date of inception) through March 31, 1998 have been made.During the interim periods reported on, the accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods as described in the Company's annual report for the year ended December 31, 1997 filed on Form 10-K with the Securities and Exchange Commission on March 30, 1998 (the "Annual Report").

     In December 1997, the Company received net proceeds of approximately $8.4 million from the sale of 2,867,670 shares of the Company's Common Stock in a private placement (the "1997 Private Placement").Concurrent with the Closing of the 1997 Private Placement, the Company issued an aggregate of 643,639 shares of Common Stock in exchange for outstanding warrants to purchase an aggregate of 1,574,930 shares of Common Stock (the "Warrant Exchange").Such warrants were issued in connection with the Company's 1995 private placement of securities units.

     During the first half of 1997, the Company formed a wholly owned Delaware corporation named Biofield International, Inc. ("Biofield
     International").In addition, Biofield International formed a U.S. branch located in Switzerland ("Branch"), organized to expand the Company's European marketing efforts.

     On March 22, 1996, the Company completed its Initial Public Offering ("IPO") of 1,819,000 shares of Common Stock at a purchase price of $11.00 per share, for aggregate proceeds of $18,028,238 (net of related expenses of $1,980,762).

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.The unaudited consolidated financial statements, which include the financial position, results of operations, and cash flows for Biofield Corp. and its wholly owned subsidiaries, should be read in conjunction with the financial statements for the year ended December 31, 1997 included in the Company's Annual Report. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

2. RECLASSIFICATIONS - Certain prior period amounts have been reclassified to conform with the current period presentation.

3. CONSOLIDATED FINANCIAL STATEMENTS - The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries.All intercompany transactions and balances have been eliminated in consolidation.

4. DESCRIPTIVE ANALYSIS - The descriptive analysis contained herein compares the financial results of the three months ended March 31 for the years 1998 and 1997.To accommodate the comparison of pertinent financial information, the following terms will be used to denote the respective periods:

            First quarter of 1998 - three months ended March 31, 1998 First quarter of 1997 - three months ended March 31, 1997

5. NET LOSS PER SHARE - The basic and diluted loss per share is computed based on the weighted average number of common shares outstanding.Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive.

            ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


       The following discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and other information included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in such forward-looking statements. See "Cautionary Statements Regarding Forward-Looking Statements."


OVERVIEW

      Biofield Corp. is a medical technology company that has developed an innovative system for detecting breast cancer in a non-invasive and objective procedure.The Company's breast cancer diagnostic device, the Biofield Diagnostic System, employs unique, single-use sensors and a measurement device to detect and analyze changes associated with the development of epithelial cancers, such as breast cancer.The Biofield Diagnostic System is intended to provide physicians and patients with immediate and objective information concerning the probability that a previously identified lesion is malignant or benign. The Company believes that the Biofield Diagnostic System, together with other available clinical information, could reduce diagnostic uncertainty and decrease the number of diagnostic procedures, including surgical biopsies, performed on suspicious lesions.In clinical studies to date, the Biofield Diagnostic System performed better in the clinically difficult subgroup of younger women, for whom certain diagnostic imaging modalities are generally considered less effective.

      The Biofield Diagnostic System is not available for commercial distribution in the United States at this time and will not be available until U.S. Food and Drug Administration ("FDA") premarket approval is received.On December 30, 1996, the Company submitted a premarket approval application ("PMA") to the FDA for the Biofield Diagnostic System.On February 27, 1997, the FDA informed the Company that its PMA had not been accepted for filing and requested that the Company address deficiencies in the PMA before further consideration of such PMA.Subsequently, the Company has been in discussions with the FDA regarding the protocol for a proposed additional clinical trial in support of a resubmission of the PMA for the Biofield Diagnostic System.The Company has voluntarily withdrawn the original submission and intends to resubmit its PMA upon completion of additional testing and data analysis.Discussions with the FDA aimed at establishing the design and protocol for the proposed additional clinical trial are ongoing.The clinical trial design and protocol may have a significant impact on the time required to complete the clinical trial.Following these discussions with the FDA, the Company will evaluate its options and finalize its plans for proceeding. The Company currently anticipates starting the enrollment phase of an additional clinical trial in support of a resubmission of the PMA during mid-1998.The enrollment phase of the clinical trial is expected to take several months or longer, followed by data analysis.Resubmission of the PMA is expected to follow.The PMA, if and when accepted for filing by the FDA, is currently designated for review under the FDA's Expedited Review policy.There can be no assurance, however, that such Expedited Review status will be maintained or result in a more expeditious approval, or approval at all. See "Cautionary Statements Regarding Forward-Looking Statements -- Uncertainty of FDA Approval for the Biofield Diagnostic System" and "--Government Regulation; No Assurance of Regulatory Approvals."

      The laws of certain European countries may permit the Company to begin marketing the Biofield Diagnostic System in Europe before marketing would be permitted in the United States.The Company currently anticipates a European product launch of the Biofield Diagnostic System during the second half of 1998.There can be no assurance that the Company's proposed marketing schedules or plans can or will be met. See "Cautionary Statements Regarding Forward-Looking Statements -- Uncertainty of FDA Approval for the Biofield Diagnostic System" and "--Government Regulation; No Assurance of Regulatory Approvals."

      As a development stage company, the Company has incurred net losses since inception through March 31, 1998 of approximately $48.3 million.The Company expects operating losses will increase for at least the next several years as total costs and expenses increase due principally to the FDA premarket approval process for the Biofield Diagnostic System, marketing and manufacturing expenses associated with the anticipated commercialization of the Biofield Diagnostic System, as well as development of, and clinical trials for, the proposed Biofield screening system and other research and development activities.

      To date, the Company has not marketed, or generated revenues from the commercialization of, any products.The Company's results may vary significantly from period to period depending on several factors, such as the timing of certain expenses and the progress of the premarket approval process for the Biofield Diagnostic System, and the Company's research and development and commercialization programs, all of which may be affected by the availability of funds.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

      Research and development expenses include the costs of engineering, manufacturing and clinical trials and related activities conducted in connection with required governmental and regulatory approvals for the Biofield Diagnostic System, which consists of the Biofield Diagnostic Device and Biofield Diagnostic Sensors, as well as expenses for the development of the proposed Biofield screening system and preclinical research related to the enhancement of the Company's technology and its development for use in the detection of other cancers. Research and development expenses increased by 6% to $1,958,941 during the first quarter of 1998, compared to $1,854,247 during the first quarter of 1997. This increase is primarily attributable to an increase in expenses incurred for recruiting and relocation expenses associated with hiring several new employees of the Company in the areas of research and development, regulatory affairs and quality assurance, and for consulting services related to regulatory, quality assurance and product development activities. The Company expects research and development expenses to increase in the future as the Company conducts additional clinical trials and continues to allocate resources to implement and maintain regulatory programs.

      Selling, general and administrative expenses increased by 10% to $1,016,659 during the first quarter of 1998, compared to $922,838 during the first quarter of 1997. This increase was primarily attributable to an increase in expenses incurred in connection with the Company's European marketing activities and increased costs associated with public/investor relations. The Company expects selling, general and administrative expenses to increase in the future as the Company prepares for commercialization of the Biofield Diagnostic System in Europe and other international markets.

      The Company's interest income decreased by 7% to $157,967 during the first quarter of 1998, compared to $170,628 during the first quarter of 1997. The decrease in interest income during the first quarter of 1998 was primarily due to lower average invested cash, cash equivalent and short-term investment balances compared to those during the first quarter of 1997.

      As a result of the foregoing, net loss increased by 8% to $2,817,633, or $0.28 per share, during the first quarter of 1998, compared to $2,607,872, or $0.40 per share, during the first quarter of 1997. As a result of the issuance of shares in connection with the Company's private placement and concurrent warrant exchange in December 1997, the Company had an average of approximately
10.0 million shares outstanding for the quarter ended March 31, 1998 compared to approximately 6.5 million shares outstanding for the quarter ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 1998, the Company had total cash, cash equivalents and short-term investments of $9,592,468, of which $8,033,489 was invested in investment grade corporate obligations, money market funds, shares of liquid (auction-market) preferred stock and bonds, and certificates of deposit. As of March 31, 1998, the Company had working capital of $8,759,601 compared to $11,513,773 at December 31, 1997. The decrease in working capital was the result of approximately $2.8 million of cash used primarily to finance the Company's operations and capital requirements during the first quarter of 1998. The Company does not expect to generate a positive internal cash flow for at least several years due to the expected increase in spending related to the premarket approval process for the Biofield Diagnostic System, research and development and the expected costs of commercializing the Biofield Diagnostic System in Europe and, pending FDA approval, in the United States.

      Capital expenditures during the first quarter of 1998 were approximately $54,000, compared to $129,000 for the first quarter of 1997. Capital expenditures consist primarily of manufacturing equipment and computer equipment.

      During the first quarter of 1998, there were no changes in the Company's existing debt agreements, and the Company had no outstanding bank loans as of March 31, 1998.

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

YEAR 2000

      The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

       Upon review of the Company's information systems, the Company has determined based upon currently available information that the Year 2000 Issue should not pose significant operational problems for its existing computer systems. The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 Issue. There can be no guarantee that the systems of other companies on which the Company's systems rely will be converted in a timely manner. Such failure of suppliers to remedy potential Year 2000 issues would have an adverse effect on the Company's systems.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

      Statements in this Quarterly Report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in the Company's press releases or oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Factors that might cause such a difference include, without limitation, the information set forth below. In addition to statements which explicitly describe such risks and uncertainties, statements labeled with the terms "believes", "belief", "expects", "plans" or "anticipates" should be considered uncertain and forward-looking. All cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear.

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

            ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Subsequent to the FDA's initial review, the Company has been in discussions with the FDA regarding the design and protocol for an additional clinical trial in support of a resubmission of the PMA. The Company has voluntarily withdrawn the original submission and intends to resubmit its PMA upon completion of proposed additional testing and data analysis.Discussions with the FDA aimed at establishing the design and protocol for the additional clinical trial are ongoing.The clinical trial protocol may have a significant impact on the time required to complete the clinical trial.Following these discussions with the FDA, the Company will evaluate its options and finalize its plans for proceeding.The Company currently anticipates starting the enrollment phase of an additional clinical trial in support of a resubmission of the PMA during mid-1998.The timing of patient enrollment in the additional clinical trial will depend upon development of a clinical trial design and protocol acceptable to the Company and the FDA, and the Company's receipt of approval to conduct the additional clinical trial from the Institutional Review Boards of the proposed study sites.The enrollment phase of the clinical trial is expected to take several months or longer, followed by data analysis.The time necessary to complete the additional clinical trial will depend upon numerous factors, including the number of patients to be included in the study, the criteria for inclusion of patients in the study, the ability to recruit and enroll patients in the study and the time required to analyze the clinical results.The PMA, if and when accepted for filing by the FDA, is currently designated for review under the FDA's Expedited Review policy.There can be no assurance, however, that such Expedited Review status will be maintained or result in a more expeditious approval, or approval at all.

      Conducting additional clinical trials will require the expenditure of substantial additional funds.Furthermore, there can be no assurance that results obtained in any additional trials will be consistent with the results obtained in the U.S. Multi-center Study or that any such results, or the resubmitted PMA, will be accepted by the FDA.There can be no assurance that the FDA or other regulatory approvals for the Biofield Diagnostic System will be granted on a timely basis, or at all.Failure to obtain FDA approval to market the Biofield Diagnostic System would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

      Limited Operating History; Continuing Operating Losses.The Company has a limited history of operations.Since its inception in October 1987, the Company has engaged principally in the development of the Biofield Diagnostic System, which has not been approved for sale in the United States.Consequently, the Company has little experience in manufacturing, marketing and selling its products.The Company currently has no source of operating revenue and has incurred net operating losses since its inception.At March 31, 1998, the Company had an accumulated deficit of $48,337,552.Such losses have resulted principally from costs incurred in research and development and clinical trials and from general and administrative costs associated with the Company's operations.The Company expects operating losses to increase for at least the next several years due principally to the anticipated expenses associated with the premarket approval process for the Biofield Diagnostic System, the proposed commercialization of the Biofield Diagnostic System, development of, and clinical trials for, the proposed Biofield screening system and other research and development activities.

      Uncertainties as to Future Profitability.The Company's ability to achieve profitability will depend in part on its ability to obtain regulatory approvals for the Biofield Diagnostic System and any other proposed products, and to develop the capacity to manufacture and market any approved products either by itself or in collaboration with others.There can be no assurance if or when the Company will receive required regulatory approvals for the development and commercial manufacturing and marketing of the Biofield Diagnostic System or any other proposed products, or achieve profitability.Accordingly, the extent of future losses and the time required to achieve profitability are highly uncertain.

      Early Stage of Product Development.The Company's proposed products, other than the Biofield Diagnostic System, are at an early stage of development and the Biofield Diagnostic System must be approved by the FDA before it can be commercially marketed in the United States.There can be no assurance that any of the Company's proposed products will be found to be safe and effective, meet applicable regulatory standards or receive necessary regulatory clearance, or if safe and effective, can be developed into commercial products, manufactured on a large scale or be economical to market.Nor can there be any assurance that the Company's proposed products will achieve or sustain market acceptance.In the event necessary regulatory approvals are obtained for the Biofield Diagnostic System, there can be no assurance that the Company will be successful in establishing commercial operations, including gaining market acceptance of the Biofield Diagnostic System and implementing commercial-scale manufacturing and sales and marketing programs.There is, therefore, substantial risk that the Company's product development and commercialization efforts will not prove to be successful.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Dependence on a Single Product. Although the Company is in the process of developing additional products based on its core technology, including an enhancement of the Biofield Diagnostic System for use on asymptomatic women, none of such applications is expected to result in a commercial product for at least several years, if at all.Consequently, pending its approval for commercial distribution in the United States, the Biofield Diagnostic System would account for substantially all of the Company's revenues for the foreseeable future.Failure to gain regulatory approvals or market acceptance for the Biofield Diagnostic System would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

      Dependence on Market Acceptance.There can be no assurance that physicians or the medical community in general will accept and utilize the Biofield Diagnostic System or any other products developed by the Company.The extent that, and rate at which, the Biofield Diagnostic System achieves market acceptance and penetration will depend on many variables including, but not limited to, the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of the Biofield Diagnostic System, the advantages of the Biofield Diagnostic System over existing technology and cancer detection methods (including x-ray mammography, ultrasound or high frequency ultrasound, MRI, stereotactic needle biopsy and thermography, diaphonography, electrical impedance and transillumational devices), third-party reimbursement practices and the Company's manufacturing, quality control, marketing and sales efforts.There can be no assurance that the medical community and third-party payors will accept the Company's unique technology.Similar risks will confront the proposed Biofield screening system and any other products developed by the Company in the future.Failure of the Company's products to gain market acceptance would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

      Limited Marketing and Sales Experience.The Company has limited internal marketing and sales resources and personnel.In order to market the Biofield Diagnostic System or any other products it may develop, the Company will have to develop a marketing and sales force with technical expertise and distribution capabilities.There can be no assurance that the Company will be able to establish sales and distribution capabilities or that the Company will be successful in gaining market acceptance for any products it may develop.There can be no assurance that the Company will be able to recruit and retain skilled sales, marketing, service or support personnel, that agreements with distributors will be available on terms commercially reasonable to the Company, or at all, or that the Company's marketing and sales efforts will be successful.Failure to successfully establish a marketing and sales organization, whether directly or through third parties, would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.The Company intends to pursue one or more distribution arrangements in the United States, Europe and Asia with strategic marketing partners who have established marketing capabilities.There can be no assurance that the Company, either on its own or through arrangements with others, will be able to enter into such arrangements on acceptable terms, if at all.To the extent that the Company arranges with third parties to market its products, the success of such products may depend on the efforts of such third parties.There can be no assurance that any of the Company's proposed marketing schedules or plans can or will be met.

      Limited Manufacturing History.The Company does not have any manufacturing or production facilities or experience in manufacturing or contracting for the manufacturing of its proposed products in the volumes that will be necessary for the Company to achieve significant commercial sales in the event it obtains regulatory approval to market its products.While the Company does not currently manufacture any of its products, it may do so in the future.The Company has no experience in the manufacture of medical products for clinical trials or commercial purposes.Should the Company manufacture its products, the Company's manufacturing facilities would be subject to the full range of the current Quality System Regulation ("QSR") (formerly the Good Manufacturing Practices
(GMP) regulation) and similar risks of delay or difficulty in manufacturing, and the Company would require substantial additional capital to establish such manufacturing facilities.In addition, there can be no assurance that the Company would be able to manufacture any such products successfully or cost-effectively.

      Dependence on Third Parties.The Company has used certain third parties to manufacture and deliver the components of the Biofield Diagnostic System and the proposed Biofield screening system used in clinical studies, and intends to continue to use third parties to manufacture and deliver such products and any other products which the Company may seek to develop.Such third parties must adhere to the QSR enforced by the FDA through its facilities inspection program and such third-parties' facilities must pass a plant inspection before the FDA will grant premarket approval of the Company's products.There can be no assurance that the third-party manufacturers on which the Company depends for the manufacture of the Biofield Diagnostic System will be in compliance with the QSR at the time of the pre-approval inspection or will maintain such compliance.Such failure could significantly delay

            ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


FDA approval of the PMA application for the Biofield Diagnostic System, and such delay would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

      The qualification of additional or replacement suppliers for certain components of the Biofield Diagnostic System or services is a lengthy process.For certain services and components the Company currently relies on single suppliers.If the Company encounters delays or difficulties with its third-party suppliers in producing, packaging or distributing components of the Biofield Diagnostic System, market introduction and subsequent sales would be adversely affected.The Company also may have to rely on alternative sources of supply.In such case, there can be no assurance that the Company will be able to enter into alternative supply arrangements at commercially acceptable rates, if at all.If the Company is unable to obtain or retain qualified third-party manufacturers on commercially acceptable terms, it may not be able to commercialize its products as planned.The Company's dependence upon third parties for the manufacture of its products may adversely affect the Company's profit margins and its ability to develop and deliver its products on a timely and competitive basis.

      Competition.The medical device industry generally, and the cancer diagnostic and screening segments in particular, are characterized by rapidly evolving technology and intense competition.Other companies in the medical device industry are marketing products that compete with the Biofield Diagnostic System and may be developing, or could in the future attempt to develop, additional products that are competitive with the Biofield Diagnostic System.Many of the Company's competitors have substantially greater capital resources and name recognition than the Company.Many of these companies also have substantially greater expertise than the Company in research and development, manufacturing and marketing and obtaining regulatory approvals.There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more effective than those developed or marketed by the Company or that would render the Company's technology and products obsolete or noncompetitive.Additionally, there can be no assurance that the Company will be able to compete against such competitors and potential competitors in terms of manufacturing, marketing and sales.Although the Company believes that its products may offer certain technological advantages over its competitors' currently-marketed products, earlier entrants in the market for a diagnostic application often obtain and maintain significant market share relative to later entrants.Physicians using imaging equipment such as x-ray mammography equipment, ultrasound or high frequency ultrasound systems, MRI systems, stereotactic needle biopsy and thermography, diaphonography, electrical impedance and transilluminational devices may not use the Biofield Diagnostic System or any other products that the Company may develop.Currently, mammography is employed widely and the Company's ability to sell the Biofield Diagnostic System to medical facilities will, in part, be dependent on the Company's ability to demonstrate the clinical utility of the Biofield Diagnostic System as an adjunct to mammography and physical examination and its advantages over other available diagnostic tests.

      Risk of Technological Obsolescence.Methods for the detection of cancer are subject to rapid technological innovation and there can be no assurance that technological changes will not render the Company's proposed products obsolete. There can be no assurance that the development of new types of diagnostic medical equipment or technology will not have a material adverse effect on the marketability of the Biofield Diagnostic System or any other products developed by the Company.Commercial availability of such products could render the Company's products obsolete, which would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

      Potential Reliance on International Sales.The Company intends to commence commercial sales of the Biofield Diagnostic System in Europe prior to commencing commercial sales in the United States, where sales cannot occur unless and until the Company receives premarket approval from the FDA.Thus, until the Company receives approval from the FDA to market the Biofield Diagnostic System, as to which there can be no assurance, the Company's revenues, if any, will be derived from international sales.A significant portion of the Company's revenues, therefore, may be subject to the risks associated with international sales, including economic or political instability, shipping delays, fluctuations in foreign currency exchange rates, foreign regulatory requirements and various trade restrictions, all of which could have a significant impact on the Company's ability to deliver products on a competitive and timely basis.Future imposition of, or significant increases in the level of, customs duties, export quotas or other trade restrictions could have a material adverse effect on the Company's business, financial condition,cash flows and results of operations.The regulation of medical devices, particularly in Europe, continues to develop and there can be no assurance that new laws or regulations will not have an adverse effect on the Company.

            ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Government Regulation; No Assurance of Regulatory Approvals.The manufacture and sale of medical devices, including the Biofield Diagnostic System, the proposed Biofield screening system, and any other products that may be developed by the Company are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA and corresponding state agencies, and in other countries.In the United States, the Company's products are regulated as medical devices and are subject to the FDA's premarket clearance or approval requirements.Securing FDA clearances and approvals may require the submission of extensive clinical data and supporting information to the FDA.To obtain FDA approval of an application for premarket approval, the premarket approval application must demonstrate that the subject device has clinical utility, meaning that the device has a beneficial therapeutic effect, or that as a diagnostic tool, it provides information that measurably contributes to a diagnosis of a disease or condition.The results of the Company's U.S. Multi-center Study have not been accepted by the FDA based upon its initial review of the PMA.The Company, therefore, plans to submit data from additional clinical testing in connection with a resubmission of the PMA.The timing of patient enrollment in the additional clinical trial will depend upon development of a clinical trial design and protocol acceptable to the Company and the FDA, and the Company's receipt of approval to conduct the additional clinical trial from the Institutional Review Boards of the proposed study sites.As a result of this additional testing, the Company anticipates further delays, which may be significant, in the approval process for the Biofield Diagnostic System. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain and frequently requires from one to several years from the date of the FDA submission, if premarket approval is obtained at all.Following the filing of a resubmission of the PMA for the Biofield Diagnostic System, the FDA may require more information or clarification of information already provided as part of the PMA.During the review period, an advisory panel will likely be convened by the FDA to review and evaluate the PMA and provide recommendations to the FDA as to whether the PMA should be approved.Although the FDA has granted Expedited Review status to the Biofield Diagnostic System, there can be no assurance that such status will be maintained or result in timely approval of the Biofield Diagnostic System, if at all.Furthermore, an approval, if granted, may include significant limitations on the indicated uses for which the Biofield Diagnostic System may be marketed.Failure to obtain FDA approval to market the Biofield Diagnostic System would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

      Sales of medical devices outside of the United States are subject to international regulatory requirements that vary from country to country.The time required to obtain approval for sale internationally may be longer or shorter than that required for FDA approval and the requirements may differ.In addition, in order to sell its products within the European Economic Area following June 14, 1998, companies are required to achieve compliance with the requirements of the Medical Devices Directive and affix a "CE" marking on their products to attest such compliance.The Company has not obtained such certifications, and there can be no assurance that it will be able to do so in a timely manner, or at all.

      In addition, unapproved products subject to the PMA requirements must receive prior FDA export approval in order to be marketed outside of the United States unless they are approved for use by any member country of the European Union or certain other countries, including Australia, Canada, Israel, Japan, New Zealand, Switzerland and South Africa, in which case they can be exported to any country provided that certain limited notification requirements are met.There can be no assurance that the Company will meet the FDA's export requirements or receive FDA export approval when such approval is necessary, or that countries to which the devices are to be exported will approve the devices for import.Failure of the Company to meet the FDA's export requirements or obtain FDA export approval when required to do so, or to obtain approval for import, could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

      Regulatory approvals, if granted, may include significant limitations on the indicated uses for which the product may be marketed.In addition, to obtain such approvals, the FDA and certain foreign regulatory authorities may impose numerous other requirements with which medical device manufacturers must comply.FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses.Product approvals could be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing.The third-party manufacturers upon which the Company depends to manufacture its products are required to adhere to applicable FDA regulations regarding the QSR and similar regulations in other countries, which include testing, control and documentation requirements.Ongoing compliance with the QSR and other applicable regulatory requirements will be monitored by periodic inspection by the FDA and by comparable agencies in other countries.Failure to comply with applicable regulatory requirements, including marketing or promoting products for unapproved use, could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production,

            ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


refusal of the government to grant premarket clearance or approval for devices, withdrawal of approvals and criminal prosecution.Changes in existing regulations or adoption of new governmental regulations or policies could prevent or delay regulatory approval of the Company's products.Certain material changes to medical devices also are subject to FDA review and clearance or approval.

      The President recently signed into law the Food and Drug Administration Modernization Act of 1997.This legislation makes changes to the device provisions of the FDC Act and other provisions in the FDC Act affecting the regulation of devices.Among other things, the changes will affect the premarket approval process, and also will affect the FDA's investigational device exemption process, data requirements and procedures relating to breakthrough devices, tracking and postmarket surveillance, accredited third party review, and the dissemination of off label information.The Company cannot predict how or when these changes will be implemented or what effect the changes will have on the regulation of the Company's products.There can be no assurance that the new legislation will not impose additional costs or lengthen review times for the Company's products.

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

      Limitations on Third-Party Reimbursement.In the United States, suppliers of health care products and services are greatly affected by Medicare, Medicaid and other government insurance programs, as well as by private insurance reimbursement programs.Third-party payors (Medicare, Medicaid, private health insurance companies and other organizations) may affect the pricing or relative attractiveness of the Company's products by regulating the level of reimbursement provided by such payors to the physicians and clinics utilizing the Biofield Diagnostic System or any other products that the Company may develop or by refusing reimbursement.If examinations utilizing the Company's products were not reimbursed under these programs, the Company's ability to sell its products may be materially adversely affected.There can be no assurance that third-party payors will provide reimbursement for use of the Biofield Diagnostic System or any other products that the Company may develop.

      In international markets, reimbursement by private third-party medical insurance providers, including governmental insurers and independent providers, varies from country to country.In addition, such third-party medical insurance providers may require additional information or clinical data prior to providing reimbursement for a product.In certain countries, the Company's ability to achieve significant market penetration may depend upon the availability of third-party and governmental reimbursement.Revenues and profitability of medical device companies may be affected by the continuing efforts of governmental and third-party payors to contain or reduce the costs of health care through various means.

      Uncertainties Regarding Health Care Reform.Several states and the U.S. government are investigating a variety of alternatives to reform the health care delivery system and further reduce and control health care spending.These reform efforts include proposals to limit spending on health care items and services, limit coverage for new technology and limit or control the prices health care providers and drug and device manufacturers may charge for their services and products, respectively.If adopted and implemented, such reforms could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

      Uncertain Ability to Protect Patents and Proprietary Technology and Information.The Company's ability to compete effectively in the medical products industry will depend on its success in protecting its proprietary technology, both in the United States and abroad.The patent positions of medical products companies generally involve complex legal and factual questions.The Company's proprietary products and technology are the subject of eleven U.S. patents owned by the Company, and additional applications pending with the United States Patent and Trademark Office ("PTO").The Company has filed, and intends to continue to file, patent applications in certain foreign jurisdictions covering the patent claims that are the subject of U.S. patents and patent applications.There can be no assurance that the PTO or foreign jurisdictions will grant the Company's pending patent applications or that the Company will obtain any patents or other protection for which it has applied.There can be no assurance that patents issued to or licensed by or to the Company will not be challenged,

            ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


invalidated or circumvented, or that the rights granted thereunder will provide any competitive advantage.The Company could incur substantial costs in defending any patent infringement suits or in asserting any patent rights, including those granted by third parties.

      Although the Company has entered into confidentiality and invention agreements with its employees and consultants, there can be no assurance that such agreements will be honored or that the Company will be able to protect its rights to its unpatented trade secrets and know-how effectively.Moreover, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets and know-how.In addition, the Company may be required to obtain licenses to patents or other proprietary rights from third parties.There can be no assurance that any licenses required under any patents or proprietary rights would be made available on acceptable terms, if at all.If the Company does not obtain required licenses, it could encounter delays in product development or find that the development, manufacture or sale of products requiring such licenses could be foreclosed.Additionally, the Company may, from time to time, support and collaborate in research conducted by universities and governmental research organizations.There can be no assurance that the Company will have or be able to acquire exclusive rights to the inventions or technical information derived from such collaborations or that disputes will not arise with respect to rights in derivative or related research programs conducted by the Company or such collaborators.

      Uncertain Ability to Meet Capital Needs.The Company will require substantial additional funds for its research and development programs, preclinical and clinical testing, operating expenses, regulatory processes and manufacturing and marketing programs.The Company's future capital requirements will depend on many factors, including the following: the progress of its research and development projects; the progress of preclinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in the Company's existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that the Company may establish; and the development of commercialization activities and arrangements.Moreover, the Company's fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained.The Company does not expect to generate a positive internal cash flow for at least several years due to expected increases in capital expenditures, working capital needs and ongoing losses, including the expected cost of commercializing the Biofield Diagnostic System.However, the Company's cash requirements may vary materially from those now planned due to the progress of research and development programs, results of clinical testing, relationships with strategic partners, if any, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the FDA and foreign regulatory processes and other factors.

      The Company will need additional capital to fund its future operations through public or private financings or collaborative licensing or other arrangements with corporate partners.If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.There can be no assurance, however, that additional financing will be available when needed, or if available, will be available on acceptable terms.Insufficient funds may prevent the Company from implementing its business strategy or may require the Company to delay, scale back or eliminate certain of its research and product development programs or to license to third parties rights to commercialize products or technologies that the Company would otherwise seek to develop itself.

      Dependence on Qualified Personnel.Due to the specialized scientific nature of the Company's business, the Company is highly dependent upon its ability to attract and retain qualified scientific, technical and managerial personnel.The loss of the services of existing personnel as well as the failure to recruit key scientific, technical and managerial personnel in a timely manner would be detrimental to the Company's research and development programs and to its business. The Company's anticipated growth and expansion into areas and activities requiring additional expertise, such as marketing, will require the addition of new management personnel.Competition for qualified personnel is intense and there can be no assurance that the Company will be able to continue to attract and retain qualified personnel necessary for the development of its business.

            ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Potential Product Liability.The Company's business exposes it to potential product liability risks which are inherent in the testing, manufacturing and marketing of cancer detection products.Significant litigation, not involving the Company, has occurred in the past based on allegations of false negative diagnoses of cancer.While the Biofield Diagnostic System does not purport to diagnose any patient, there can be no assurance that the Company will not be subjected to future claims and potential liability. While the Company maintains insurance against product liability and defense costs, there can be no assurance that claims against the Company arising with respect to its products will be successfully defended or that the insurance carried by the Company will be sufficient to cover liabilities arising from such claims.A successful claim against the Company in excess of the Company's insurance coverage could have a material adverse effect on the Company.Furthermore, there can be no assurance that the Company will be able to continue to obtain or maintain product liability insurance on acceptable terms.

      Potential for Environmental Liability.A portion of the Company's manufacturing processes involves the controlled use of potentially hazardous materials.The Company may in the future become subject to stringent federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of such materials.There can be no assurance that the Company will not incur significant future costs to comply with environmental laws, rules, regulations and policies, or that the business, financial position, cash flows or results of operations of the Company will not be materially and adversely affected by current or future environmental laws, rules, regulations and policies or by any releases or discharges of hazardous materials.

      Availability of Preferred Stock for Issuance.In addition to its authorized shares of Common Stock, the Company's Fourth Amended and Restated Certificate of Incorporation, as amended, authorizes the issuance of up to 2,000,000 shares of preferred stock.The Board of Directors of the Company may at any time determine to issue shares of preferred stock with the rights and preferences to be set by the Board of Directors in its sole discretion.The rights and preferences of any such preferred stock may be superior to those of the Common Stock and thus may adversely affect the rights of the holders of Common Stock.

      Possible Anti-Takeover Effects of Delaware Law.The Company is subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware.In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person becomes an interested stockholder, unless the business combination is approved in a prescribed manner or unless the interested stockholder acquires at least 85% of the corporation's voting stock (excluding shares held by certain designated stockholders) in the transaction in which it becomes an interested stockholder.A "business combination" includes mergers, asset sales and other transactions resulting in a financial benefit to the interested stockholder.Subject to certain exceptions, an "interested stockholder" is a person who, together with affiliates and associates, owns, or within the previous three years did own, 15% or more of the corporation's voting stock.This provision of the Delaware law could delay and make more difficult a business combination even if the business combination would be beneficial, in the short term, to the interests of the Company's stockholders and also could limit the price certain investors might be willing to pay in the future for shares of Common Stock.

      No Dividends.The Company has never declared or paid any cash dividends on its capital stock and does not intend to pay any cash dividends in the foreseeable future.The Company currently anticipates that it will retain all its earnings for use in the operation and expansion of its business and, therefore, does not anticipate that it will pay any cash dividends in the foreseeable future.

      Possible Volatility of Stock Price.The price of the Company's Common Stock has fluctuated substantially since its initial public offering on March 19, 1996.The market price of the shares of the Common Stock, like that of the commonstock of many other medical device companies, is likely to continue to be highly volatile.Factors such as the timing and results of clinical trials by the Company or its competitors, governmental regulation, healthcare legislation, developments in patent or other proprietary rights of the Company or its competitors, including litigation, fluctuations in the Company's operating results, and market conditions for medical device company stocks and life science stocks in general, could have a significant impact on the future price of the Common Stock.

PART II OTHER INFORMATION


              Item 6. Exhibits and Reports on Form 8-K
                      --------------------------------

                      a. Exhibits                     Exhibit 27.Financial Data Schedule (for SEC
                                                      use only).

                      b. Reports on Form 8-K          The Company did not file any reports on Form
                                                      8-K during the quarter for which this report is filed.



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             BIOFIELD CORP.



                            May 12, 1998      /s/ D. CARL LONG
                                             ----------------------------------
                                             By: D. Carl Long
                                             President, Chief Executive Officer
                                             and Vice Chairman of the Board
                                             (Principal Executive Officer)




                            May 12, 1998      /s/ TIMOTHY G. ROCHE
                                             ----------------------------------
                                             By: Timothy G. Roche
                                             Vice President, Finance
                                             (Principal Financial Officer)