Form 10-Q
period 1998-06-30
BIOFIELD CORP \DE\
filed 1998-07-29
CIK 1007018

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                 --------------

                                    FORM 10-Q

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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

The number of shares of Issuer's Common Stock, $.001 par value, outstanding as of June 30, 1998 was 10,029,609 shares.

                                 BIOFIELD CORP.
             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                      INDEX


Part I FINANCIAL INFORMATION                                                                                 PAGE NO.
----------------------------                                                                                 --------
Item 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997..........................        3

          Consolidated Statements of Operations for the three month and six month periods ended
          June 30, 1998 and 1997 and for the period October 16, 1987
          (Date of Inception) through June 30, 1998......................................................        4

          Consolidated Statements of Stockholders' Equity for the period October 16, 1987
          (Date of Inception) through June 30, 1998......................................................      5-7

          Consolidated Statements of Cash Flows for the six month periods ended
          June 30, 1998 and 1997 and for the period October 16, 1987
          (Date of Inception) through June 30, 1998......................................................      8-9

          Notes to Consolidated Financial Statements.....................................................       10

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................................................    11-21


Part II OTHER INFORMATION
-------------------------

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................       22

Item 5.   OTHER INFORMATION..............................................................................       22

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K...............................................................       22

Signatures...............................................................................................       23

Part I    FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                                      June 30, 1998      December 31, 1997
                                                                                    -----------------    -----------------
                                                                                       (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ....................................................    $       2,393,788    $       8,768,699
  Short-term investments .......................................................            4,034,247            3,829,261
  Inventory ....................................................................              354,618                   --
  Other current assets .........................................................              289,873              271,324
                                                                                    -----------------    -----------------
    Total current assets .......................................................            7,072,526           12,869,284
PROPERTY AND EQUIPMENT - Net ...................................................              455,723              503,118
OTHER ASSETS ...................................................................               93,862              101,585
PATENT AND PATENT APPLICATION COSTS - Net ......................................              647,126              628,634
                                                                                    -----------------    -----------------
TOTAL ..........................................................................    $       8,269,237    $      14,102,621
                                                                                    =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable .............................................................    $         383,611    $         626,750
  Due to affiliates ............................................................               63,181              179,815
  Accrued expenses .............................................................              812,921              546,288
  Capitalized lease obligations ................................................                   --                2,658
                                                                                                         -----------------
    Total current liabilities ..................................................            1,259,713            1,355,511
                                                                                    -----------------    -----------------
    Total liabilities ..........................................................            1,259,713            1,355,511
                                                                                    -----------------    -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.001 par value; authorized 2,000,000 shares;
    no shares issued ...........................................................                   --                   --
  Common Stock, $.001 par value; authorized 25,000,000 shares;
    outstanding 10,029,609 shares ..............................................               10,030               10,030
  Additional paid-in capital ...................................................           58,305,770           58,255,667
  Accumulated deficit during development stage .................................          (51,325,612)         (45,519,920)
  Foreign currency translation adjustment ......................................               19,336                1,333
                                                                                    -----------------    -----------------
  Total stockholders' equity ............. .....................................            7,009,524           12,747,110
                                                                                    -----------------    -----------------
TOTAL ..........................................................................    $       8,269,237    $      14,102,621
                                                                                    =================    =================




                 See notes to consolidated financial statements

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                                               Period October 16,
                                            Three-Month      Three-Month      Six-Month        Six-Month         1987 (Date of
                                           Period Ended     Period Ended     Period Ended     Period Ended     Inception) through
                                           June 30, 1998    June 30, 1997    June 30, 1998    June 30, 1997      June 30, 1998
                                           -------------    -------------    -------------    -------------      -------------
OPERATING EXPENSES:
  Research and development .............   $   1,889,116    $   1,774,662    $   3,848,057    $   3,628,909      $  36,634,803
  Selling, general and administrative ..       1,206,081          971,255        2,222,740        1,894,093         16,486,318
                                           -------------    -------------    -------------    -------------      -------------
    Total operating expenses ...........       3,095,197        2,745,917        6,070,797        5,523,002         53,121,121
                                           -------------    -------------    -------------    -------------      -------------

OTHER INCOME (EXPENSE):
  Interest income ......................         113,938          143,670          271,905          314,298          2,269,623
  Interest expense .....................              --           (1,080)              --           (2,495)          (447,565)
                                           -------------    -------------    -------------    -------------      -------------
    Net other income ...................         113,938          142,590          271,905          311,803          1,822,058
                                           -------------    -------------    -------------    -------------      -------------
LOSS BEFORE INCOME TAXES ...............      (2,981,259)      (2,603,327)      (5,798,892)      (5,211,199)       (51,299,063)
PROVISION FOR INCOME TAXES .............          (6,800)              --           (6,800)              --            (26,549)
                                           -------------    -------------    -------------    -------------      -------------
NET LOSS ...............................   $  (2,988,059)   $  (2,603,327)   $  (5,805,692)   $  (5,211,199)     $ (51,325,612)
                                           =============    =============    =============    =============      =============

NET LOSS PER SHARE:
  Basic and diluted ....................   $       (0.30)   $       (0.40)   $       (0.58)   $       (0.80)
                                           =============    =============    =============    =============

WEIGHTED AVERAGE SHARES
 OUTSTANDING: ..........................      10,029,609        6,493,300       10,029,609        6,482,661
                                           =============    =============    =============    =============




                 See notes to consolidated financial statements

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           OCTOBER 16, 1987 (DATE OF INCEPTION) THROUGH JUNE 30, 1998


                                                  Series A            Series B           Series C
                                               Preferred Stock     Preferred Stock    Preferred Units        Common Stock
                                              -----------------   -----------------   ---------------      ----------------
                                              Shares     Amount   Shares     Amount   Units    Amount      Shares    Amount
                                              ------     ------   ------     ------   -----    ------      ------    ------
Issuance of stock, October 16, 1987
  (date of inception) ($.16 per share, net)       --     $   --       --     $   --      --    $   --       549,020   $    55
Issuance of stock in connection with
  patent acquisition ($.001 per share) ....       --         --       --         --      --        --       235,294        24
Net loss, October 16, 1987 to
  March 31, 1988 ..........................       --         --       --         --      --        --            --        --
                                              ------     ------   ------     ------   ------   ------    ----------   -------
BALANCE AT MARCH 31, 1988 .................       --         --       --         --      --        --       784,314        79
Net loss ..................................       --         --       --         --      --        --            --        --
                                              ------     ------   ------     ------   ------   ------    ----------   -------
BALANCE AT MARCH 31, 1989 .................       --         --       --         --      --        --       784,314        79
Net loss ..................................       --         --       --         --      --        --            --        --
                                              ------     ------   ------     ------   ------   ------    ----------   -------
BALANCE AT MARCH 31, 1990 .................       --         --       --         --      --        --       784,314        79
Acquisition of 235,294 shares of
   treasury stock ($.001 per share) .......       --         --       --         --      --        --            --        --
Net loss ..................................       --         --       --         --      --        --            --        --
                                              ------     ------   ------     ------   ------   ------    ----------   -------
BALANCE AT MARCH 31, 1991 .................       --         --       --         --      --        --       784,314        79
Retirement of treasury stock ..............       --         --       --         --      --        --      (235,294)      (24)
Issuance of stock in exchange for
  stockholder debt ($2.90 per share) ......       --         --       --         --      --        --       431,372        43
Sale of stock ($.82 per share, net) .......       --         --       --         --      --        --        24,510         2
Amortization of deferred compensation .....       --         --       --         --      --        --            --        --
Net loss ..................................       --         --       --         --      --        --            --        --
                                              ------     ------   ------     ------   ------   ------    ----------   -------
BALANCE AT MARCH 31, 1992 .................       --         --       --         --      --        --     1,004,902       100
Sale of stock in connection with private
  placement ($7.67 per share, net) ........       --         --       --         --      --        --       557,475        55
Exercise of stock options .................       --         --       --         --      --        --         2,451         1
Amortization of deferred compensation .....       --         --       --         --      --        --            --        --
Change in par value of common stock
  from $.0001 to $.001 ....................       --         --       --         --      --        --            --     1,408
Net loss ..................................       --         --       --         --      --        --            --        --
                                              ------     ------   ------     ------   ------   ------    ----------   -------
BALANCE AT MARCH 31, 1993
  (carried forward) .......................       --     $   --       --     $   --      --    $   --    $1,564,828   $ 1,564
                                              ------     ------   ------     ------   ------   ------    ----------   -------


                                               Additional                 Foreign Currency
                                                Paid-In     Accumulated      Translation     Treasury
                                                Capital       Deficit        Adjustment        Stock        Total
                                               ----------   -----------      ----------       ------     -----------
Issuance of stock, October 16, 1987
  (date of inception) ($.16 per share, net)    $   91,898   $        --        $   --         $   --     $    91,953
Issuance of stock in connection with
  patent acquisition ($.001 per share) ....           276            --            --             --             300
Net loss, October 16, 1987 to
  March 31, 1988 ..........................            --      (159,359)           --             --        (159,359)

                                               ----------   -----------        ------         ------     -----------
BALANCE AT MARCH 31, 1988 .................        92,174      (159,359)           --             --         (67,106)
Net loss ..................................            --      (495,520)           --             --        (495,520)

                                               ----------   -----------        ------         ------     -----------
BALANCE AT MARCH 31, 1989 .................        92,174      (654,879)           --             --        (562,626)
Net loss ..................................            --      (233,347)           --             --        (233,347)

                                               ----------   -----------        ------         ------     -----------
BALANCE AT MARCH 31, 1990 .................        92,174      (888,226)           --             --        (795,973)
Acquisition of 235,294 shares of
   treasury stock ($.001 per share) .......            --            --            --           (300)           (300)
Net loss ..................................            --      (285,179)           --             --        (285,179)

                                               ----------   -----------        ------         ------     -----------
BALANCE AT MARCH 31, 1991 .................        92,174    (1,173,405)           --           (300)     (1,081,452)
Retirement of treasury stock ..............          (276)           --            --            300              --
Issuance of stock in exchange for
  stockholder debt ($2.90 per share) ......     1,248,638            --            --             --       1,248,681
Sale of stock ($.82 per share, net) .......        19,998            --            --             --          20,000
Amortization of deferred compensation .....       136,880            --            --             --         136,880
Net loss ..................................            --      (461,061)           --             --        (461,061)

                                               ----------   -----------        ------         ------     -----------
BALANCE AT MARCH 31, 1992 .................     1,497,414    (1,634,466)           --             --        (136,952)
Sale of stock in connection with private
  placement ($7.67 per share, net) ........     4,275,223            --            --             --       4,275,278
Exercise of stock options .................           624            --            --             --             625
Amortization of deferred compensation .....       477,453            --            --             --         477,453
Change in par value of common stock
  from $.0001 to $.001 ....................        (1,408)           --            --             --              --
Net loss ..................................            --    (3,099,637)           --             --      (3,099,637)

                                               ----------   -----------        ------         ------     -----------
BALANCE AT MARCH 31, 1993
  (carried forward) .......................    $6,249,306   $(4,734,103)       $   --         $   --     $ 1,516,767
                                               ----------   -----------        ------         ------     -----------

                                                                     (continued)

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           OCTOBER 16, 1987 (DATE OF INCEPTION) THROUGH JUNE 30, 1998


                                                Series A              Series B              Series C
                                             Preferred Stock       Preferred Stock       Preferred Units        Common Stock
                                          -------------------     -----------------     -----------------    ------------------
                                          Shares       Amount     Shares     Amount     Units      Amount    Shares      Amount
                                          ---------   -------     ------     ------     -----      ------    ------      ------
BALANCE AT MARCH 31, 1993
  (brought forward) ...................          --   $    --          --    $--            --   $    --    1,564,828    $ 1,564
Exercise of stock options .............          --        --          --     --            --        --          735          1
Sale of Series A Preferred Stock
  ($3.97 per share, net) ..............   2,119,896     2,120          --     --            --        --           --         --
Issuance of Series A Preferred Stock in
  exchange for notes payable to related
  parties ($4.50 per share) ...........     222,222       222          --     --            --        --           --         --
Issuance of warrants ..................          --        --          --     --            --        --           --         --
Amortization of deferred compensation .          --        --          --     --            --        --           --         --
Net loss ..............................          --        --          --     --            --        --           --         --
                                         ----------- --------    --------    ---          ----   -------   ----------    -------
BALANCE AT MARCH 31, 1994 .............   2,342,118     2,342          --     --            --        --    1,565,563      1,565
Sale of Series B Preferred Stock ($4.04
  per share, net) .....................          --        --     481,644    482            --        --           --         --
Issuance of warrants ..................          --        --          --     --            --        --           --         --
Amortization of deferred compensation .          --        --          --     --            --        --           --         --
Net loss ..............................          --        --          --     --            --        --           --         --
                                        -----------   -------   ---------  -----   -----------   -------   ----------    -------
BALANCE AT DECEMBER 31, 1994 ..........   2,342,118     2,342     481,644    482            --        --    1,565,563      1,565
Sale of Series C Preferred Stock ($4.11
  per unit, net) ......................          --        --          --     --     2,914,771     2,915           --         --
Issuance of warrants ..................          --        --          --     --            --        --           --         --
Amortization of deferred compensation .          --        --          --     --            --        --           --         --
Net loss ..............................          --        --          --     --            --        --           --         --
                                        -----------   -------   ---------  -----   -----------   -------   ----------    -------
BALANCE AT DECEMBER 31, 1995 ..........   2,342,118     2,342     481,644    482     2,914,771     2,915    1,565,563      1,565
Sale of stock in connection with public
  offering ($9.91 per share, net) .....          --        --          --     --            --        --    1,819,000      1,819
Conversion of Series A, Series B
  and Series C Preferred Stock to
  Common Stock ........................  (2,342,118)   (2,342)   (481,644)  (482)   (2,914,771)   (2,915)   3,046,474      3,047
Exercise of warrants ..................          --        --          --     --            --        --        2,058          2
Amortization of deferred compensation .          --        --          --     --            --        --           --         --
Net loss ..............................          --        --          --     --            --        --           --         --
                                        -----------   -------   ---------  -----   -----------   -------   ----------    -------
BALANCE AT DECEMBER 31, 1996
  (carried forward) ...................          --   $                    $  --   $        --   $    --    6,433,095    $ 6,433
                                        -----------   -------   ---------  -----   -----------   -------   ----------    -------




                                            Additional                       Foreign Currency
                                             Paid-In         Accumulated        Translation    Treasury
                                             Capital           Deficit          Adjustment       Stock         Total
                                            -----------     -------------   ----------------   --------     ------------
BALANCE AT MARCH 31, 1993
  (brought forward) ...................     $ 6,249,306    $  (4,734,103)        $ --             $--       $  1,516,767

Exercise of stock options .............             187               --           --              --                188
Sale of Series A Preferred Stock
  ($3.97 per share, net) ..............       8,411,370               --           --              --          8,413,490
Issuance of Series A Preferred Stock in
  exchange for notes payable to related
  parties ($4.50 per share) ...........         999,778               --           --              --          1,000,000
Issuance of warrants ..................           2,119               --           --              --              2,119
Amortization of deferred compensation .       1,580,320               --           --              --          1,580,320
Net loss ..............................              --       (6,899,515)          --              --         (6,899,515)
                                            -----------    -------------         ----             ---       ------------
BALANCE AT MARCH 31, 1994 .............      17,243,080      (11,633,618)          --              --          5,613,369
Sale of Series B Preferred Stock ($4.04
  per share, net) .....................       1,947,149               --           --              --          1,947,631
Issuance of warrants ..................               6               --           --              --                  6
Amortization of deferred compensation .          14,859               --           --              --             14,859
Net loss ..............................              --       (4,959,312)          --              --         (4,959,312)
                                            -----------     ------------         ----              ---      ------------
BALANCE AT DECEMBER 31, 1994 ..........      19,205,094      (16,592,930)          --              --          2,616,553
Sale of Series C Preferred Stock ($4.11
  per unit, net) ......................      11,977,856               --           --              --         11,980,771
Issuance of warrants ..................             161               --           --              --                161
Amortization of deferred compensation .         195,874               --           --              --            195,874
Net loss ..............................              --       (8,739,860)          --              --         (8,739,860)
                                            -----------     ------------         ----              ---      ------------
BALANCE AT DECEMBER 31, 1995 ..........      31,378,985      (25,332,790)          --              --          6,053,499
Sale of stock in connection with public
  offering ($9.91 per share, net) .....      18,026,419               --           --              --         18,028,238
Conversion of Series A, Series B
  and Series C Preferred Stock to
  Common Stock ........................           2,692               --           --              --                 --
Exercise of warrants ..................          20,145               --           --              --             20,147
Amortization of deferred compensation .          26,093               --           --              --             26,093
Net loss ..............................              --      (10,036,090)          --              --        (10,036,090)

                                            -----------     ------------         ----              ---      ------------
BALANCE AT DECEMBER 31, 1996
  (carried forward) ...................     $49,454,334     $(35,368,880)        $ --             $ --      $ 14,091,887
                                            -----------     ------------         ----              ---      ------------

                                                                                                              (continued)

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           OCTOBER 16, 1987 (DATE OF INCEPTION) THROUGH JUNE 30, 1998




                                                Series A            Series B              Series C
                                             Preferred Stock     Preferred Stock       Preferred Units        Common Stock
                                            -----------------   -----------------     -----------------  ---------------------
                                            Shares     Amount   Shares     Amount     Units    Amount    Shares         Amount
                                            ------     ------   ------     ------     -----    ------    --------       ------
BALANCE AT DECEMBER 31, 1996
  (brought forward) ..................        --       $  --      --       $  --       --      $   --    $ 6,433,095    $  6,433
Sale of stock in connection with
  private placement
  ($2.92 per share, net) .............        --          --      --          --        --         --      2,867,670       2,868
Warrants exchanged for Common Stock ..        --          --      --          --        --         --        643,639         644
Exercise of stock options ............        --          --      --          --        --         --         50,674          50
Exercise of warrants .................        --          --      --          --        --         --          9,531          10
Issuance of stock as consideration for
  consulting services rendered
  ($4.00 per share, net) .............        --          --      --          --        --         --         25,000          25
Amortization of deferred compensation         --          --      --          --        --         --             --          --
Net loss .............................        --          --      --          --        --         --             --          --
Change in foreign currency
  translation adjustment .............        --          --      --          --        --         --             --          --
                                            ------     ------   ------     ------     -----    ------    -----------    --------
BALANCE AT DECEMBER 31,
  1997 ...............................        --          --      --          --        --         --     10,029,609      10,030
Amortization of deferred
  compensation (unaudited) ...........        --          --      --          --        --         --             --          --
Net loss (unaudited) .................        --          --      --          --        --         --             --          --
Change in foreign currency
  translation adjustment (unaudited) .        --          --      --          --        --         --             --          --
                                            ------     ------   ------     ------     -----    ------    -----------    --------
BALANCE AT JUNE 30,
  1998 (unaudited) ...................        --       $  --      --       $  --        --     $   --     10,029,609    $ 10,030
                                            ======     ======   ======     ======     =====    ======    ===========    ========


                                            Additional                       Foreign Currency
                                             Paid-In         Accumulated        Translation     Treasury
                                             Capital           Deficit          Adjustment       Stock          Total
                                            -----------      ------------    -----------------   -----        ---------
BALANCE AT DECEMBER 31, 1996
  (brought forward) ..................      $49,454,334      $(35,368,880)      $    --        $    --       $ 14,091,887
Sale of stock in connection with
  private placement
  ($2.92 per share, net) .............        8,377,583                --            --             --          8,380,451
Warrants exchanged for Common Stock ..             (644)               --            --             --                 --
Exercise of stock options ............          168,541                --            --             --            168,591
Exercise of warrants .................           93,299                --            --             --             93,309
Issuance of stock as consideration for
  consulting services rendered
  ($4.00 per share, net) .............           99,975                --            --             --            100,000
Amortization of deferred compensation            62,579                --            --             --             62,579
Net loss .............................               --       (10,151,040)           --             --        (10,151,040)
Change in foreign currency
  translation adjustment .............               --                --         1,333             --              1,333
                                            -----------      ------------       -------        -------       ------------
BALANCE AT DECEMBER 31,
  1997 ...............................       58,255,667       (45,519,920)        1,333             --       $ 12,747,110
Amortization of deferred
  compensation (unaudited) ...........           50,103                --            --             --             50,103
Net loss (unaudited) .................               --        (5,805,692)           --             --         (5,805,692)
Change in foreign currency
  translation adjustment (unaudited) .               --                --        18,003             --             18,003
                                            -----------      ------------       -------        -------       ------------

BALANCE AT JUNE 30,
  1998 (unaudited) ...................      $58,305,770      $(51,325,612)      $19,336        $    --       $  7,009,524
                                            ===========      ============       =======        =======       ============

                                                                                                               (concluded)

                 See notes to consolidated financial statements

                                  BIOFIELD CORP.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                         Period October 16,
                                                                           Six-Month        Six-Month      1987 (Date of
                                                                         Period Ended     Period Ended   Inception) through
                                                                         June 30, 1998    June 30, 1997    June 30, 1998
                                                                         -------------    -------------  ------------------
OPERATING ACTIVITIES:
   Net loss ..........................................................   $(5,805,692)     $(5,211,199)     $(51,325,612)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization ..................................       164,060          216,814         2,254,549
      Amortization of investment premiums / (discounts)
         on short-term investments ...................................        29,050           44,139           138,142
      Loss on disposal of property and equipment .....................            --               --            42,713
      Loss on license and settlement agreement .......................            --               --            49,026
      Noncash compensation ...........................................        50,103           15,730         2,644,161
      Interest paid in Common Stock ..................................            --               --           297,148
      Changes in assets and liabilities:
         Inventory ...................................................      (354,618)              --          (354,618)
         Other current assets ........................................       (18,689)          80,852          (290,029)
         Other assets ................................................         3,873            9,856          (113,862)
         Due to affiliate ............................................      (116,634)          90,000            63,181
         Accounts payable and accrued expenses .......................        24,537          278,983         1,085,253
                                                                         -----------      -----------      ------------
            Net cash used in operating activities ....................    (6,024,010)      (4,474,825)      (45,509,948)
                                                                         -----------      -----------      ------------

INVESTING ACTIVITIES:
   Acquisition of property and equipment .............................      (106,378)        (186,023)       (2,521,868)
   Costs incurred for patents and patent applications ................       (27,017)         (26,277)         (718,883)
   Proceeds from sale of property and equipment ......................            --               --             3,418
   Purchase of short-term investments ................................    (2,153,940)      (1,488,880)      (26,476,639)
   Proceeds from sales and maturities of short-term investments ......     1,919,903        6,023,622        22,304,249
                                                                         -----------      -----------      ------------
            Net cash provided by / (used in) investing activities ....      (367,432)       4,322,442        (7,409,723)
                                                                         -----------      -----------      ------------

FINANCING ACTIVITIES:
   Repayments of capitalized lease obligations .......................        (2,658)         (15,276)          (82,234)
   Proceeds from issuance of Series A Preferred Stock - net ..........            --               --         8,413,490
   Proceeds from issuance of Series B Preferred Stock - net ..........            --               --         1,947,631
   Proceeds from issuance of Series C Preferred Stock - net ..........            --               --        11,980,771
   Proceeds from issuance of Common Stock and warrants - net .........            --               --        30,798,206
   Proceeds from exercise of stock options and warrants ..............            --          261,900           282,860
   Proceeds from bank borrowings .....................................            --               --           520,000
   Payment on bank borrowings ........................................            --               --          (520,000)
   Repayment of advances from stockholder ............................            --               --          (145,000)
   Proceeds from notes payable issued to stockholder and related party            --               --         2,096,533
                                                                         -----------      -----------      ------------
            Net cash provided by / (used in) financing activities ....        (2,658)         246,624        55,292,257
                                                                         -----------      -----------      ------------
NET INCREASE / (DECREASE) IN CASH
   AND CASH EQUIVALENTS ..............................................    (6,394,100)          94,241         2,372,586
EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS .........................................        19,189              775            21,202
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......................     8,768,699        7,369,973                --
                                                                         -----------      -----------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD .............................   $ 2,393,788      $ 7,464,989      $  2,393,788
                                                                         ===========      ===========      ============

                                                                     (continued)

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                               Period October 16,
                                                                                  Six-Month      Six-Month       1987 (Date of
                                                                                Period Ended   Period Ended    Inception) through
                                                                                June 30, 1998  June 30, 1997      June 30, 1998
                                                                                -------------  -------------   ------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:
      Cash paid during the period for interest .................................   $     --       $  2,495         $   59,409
                                                                                   ========       ========         ==========

SUPPLEMENTAL SCHEDULE FOR NONCASH INVESTING
    AND FINANCING ACTIVITIES:
      Acquisition of property and equipment under capitalized lease transactions   $     --       $     --         $   82,234
                                                                                   ========       ========         ==========

      During the year ended March 31, 1994, the Company issued 222,222 shares of Series A Preferred Stock in exchange for an aggregate of $1 million in notes payable to a principal stockholder and a former Director:

      Notes payable ............................................................                                   $1,000,000
                                                                                                                   ==========

      Issuance of Series A Preferred Stock .....................................                                   $1,000,000
                                                                                                                   ==========

      At inception, the Company acquired the rights to a patent and assumption of liabilities in exchange for 235,294 shares of Common Stock, as follows:

      Fair value of patent acquired ............................................                                   $  112,732
      Liabilities assumed ......................................................                                      112,432
                                                                                                                   ----------
      Issuance of Common Stock .................................................                                   $      300
                                                                                                                   ==========

      Pursuant to a license and settlement agreement with respect to the patent acquired (above), the Company received its 235,294 shares of Common
          Stock during fiscal 1991, which was retired

       Remaining carrying value of patent on date of license and
          settlement agreement .................................................                                   $   49,326
       Common Stock returned to the Company ....................................                                          300
                                                                                                                   ----------
       Loss on Settlement ......................................................                                   $   49,026
                                                                                                                   ==========

       During fiscal 1992, the Company exchanged 431,372 shares of Common Stock for $96,660 in notes and $1,152,021 in debt and accrued interest, payable to a principal stockholder:

       Notes payable ...........................................................                                   $   96,660
       Debt ....................................................................                                      854,873
       Accrued interest ........................................................                                      297,148
                                                                                                                   ----------
       Issuance of Common Stock ................................................                                   $1,248,681
                                                                                                                   ==========

                                                                     (concluded)


                 See notes to consolidated financial statements

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. THE COMPANY - The consolidated balance sheet as of June 30, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the three and/or six month periods ended June 30, 1998 and 1997 and for the period October 16, 1987 (date of inception) through June 30, 1998 have been prepared by Biofield Corp. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and 1997 and for the period October 16, 1987 (date of inception) through June 30, 1998 have been made. During the interim periods reported on, the accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods as described in the Company's annual report for the year ended December 31, 1997 filed on Form 10-K with the Securities and Exchange Commission on March 30, 1998 (the "Annual Report").

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

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements, which include the financial position, results of operations, and cash flows for Biofield Corp. and its wholly owned subsidiaries, should be read in conjunction with the financial statements for the year ended December 31, 1997 included in the Company's Annual Report. The results of operations for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

2. RECLASSIFICATIONS - Certain prior period amounts have been reclassified to conform with the current period presentation.

3. CONSOLIDATED FINANCIAL STATEMENTS - The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

4. DESCRIPTIVE ANALYSIS - The descriptive analysis contained herein compares the financial results of the six month period ended June 30 and the three month period ended June 30 for the years 1998 and 1997. To accommodate the comparison of pertinent financial information, the following terms will be used to denote the respective periods:

            First half of 1998 - six month period ended June 30, 1998 First half of 1997 - six month period ended June 30, 1997

            Second quarter of 1998 - three month period ended June 30, 1998 Second quarter of 1997 - three month period ended June 30, 1997

5. NET LOSS PER SHARE - The basic and diluted loss per share is computed based on the weighted average number of common shares outstanding. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive.

6. Inventory - Inventories consist primarily of device component parts and valued at the lower of cost or market. Cost is based upon the First-in-first-out ("FIFO") inventory valuation method.

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

OVERVIEW

      Biofield Corp. is a medical technology company that has developed an innovative system for detecting breast cancer in a non-invasive and objective procedure. The Company's breast cancer diagnostic device, the Biofield Diagnostic System, employs unique, single-use sensors and a measurement device to detect and analyze changes associated with the development of epithelial cancers, such as breast cancer. The Biofield Diagnostic System is intended to provide physicians and patients with immediate and objective information for use in the diagnosis of a previously identified lesion. The Company believes that the Biofield Diagnostic System, together with other available clinical information, could reduce diagnostic uncertainty and decrease the number of diagnostic procedures, including surgical biopsies, performed on suspicious lesions. In clinical studies to date, the Biofield Diagnostic System performed better in the clinically difficult subgroup of younger women, for whom certain diagnostic imaging modalities are generally considered less effective.

      The Biofield Diagnostic System is not available for commercial distribution in the United States at this time and will not be available until U.S. Food and Drug Administration ("FDA") premarket approval is received. On December 30, 1996, the Company submitted a premarket approval application ("PMA") to the FDA for the Biofield Diagnostic System. On February 27, 1997, the FDA informed the Company that its PMA had not been accepted for filing and requested that the Company address deficiencies in the PMA before further consideration of such PMA. Subsequently, the Company has been in discussions with the FDA regarding the protocol for a proposed clinical trial in support of a resubmission of the PMA for the Biofield Diagnostic System. The Company has voluntarily withdrawn the original submission and intends to resubmit its PMA upon completion of additional testing and data analysis. Discussions with the FDA aimed at establishing the design and protocol for the proposed clinical trial are nearing completion. If the Company elects to make any material modification to the proposed protocol or study design for the clinical trial, this would require further discussion with the FDA which could result in delay of the clinical trial. The clinical trial design and protocol may have a significant impact on the time required to complete the clinical trial. Prior to commencing such clinical trial, the Company intends to conduct a training phase at participating institutions, certain clinical observation studies to assess test performance characteristics, and additional data analysis. Any or all of these factors could have an effect on the timing of the commencement and duration of the clinical trial. Following completion of discussions with the FDA, the Company will evaluate its options and finalize its plans for proceeding. Subject to the foregoing, the Company currently anticipates starting the enrollment phase of the clinical trial by the end of 1998. The enrollment phase of the clinical trial is expected to take up to nine months or longer, followed by data analysis. Resubmission of the PMA is expected to follow. The PMA, if and when accepted for filing by the FDA, is currently designated for review under the FDA's Expedited Review policy. There can be no assurance, however, that such Expedited Review status will be maintained or result in a more expeditious approval, or approval at all. See "Cautionary Statements Regarding Forward-Looking Statements - Uncertainty of FDA Approval for the Biofield Diagnostic System" and "-Government Regulation; No Assurance of Regulatory Approvals."

      The laws of certain European countries permit the Company to begin marketing the Biofield Diagnostic System in Europe before marketing would be permitted in the United States. On June 25, 1998, the Company announced that it received CE Mark Certification for the Biofield Diagnostic System which permits the Company to commence sales of its product in the European Economic Area. Under the Certification by the Notified Body, KEMA, the Biofield Diagnostic System is indicated for use as a diagnostic adjunct to mammography or physical examination in women less than or equal to 55 years of age with a suspicious palpable breast lesion. In addition, on July 7, 1998, the Company's Quality System, as implemented at the headquarters site in Roswell, Georgia, was registered as evidenced by certificates issued by KEMA, stating that the system meets the requirements of ISO 9001:1994 and EN 46001:1996 for the scope of the registration which includes design, production management, sales and distribution of diagnostic systems and accessories. The Company currently anticipates a European product launch of the Biofield Diagnostic System by the end of 1998. There can be no assurance that the Company's proposed marketing schedules or plans can or will be met. See "Cautionary Statements

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Regarding Forward-Looking Statements -- Uncertainty of FDA Approval for the Biofield Diagnostic System" and "-- Government Regulation; No Assurance of Regulatory Approvals."

      As a development stage company, the Company has incurred net losses since inception through June 30, 1998 of approximately $51.3 million. The Company expects operating losses will increase for at least the next several years as total costs and expenses increase due principally to the FDA premarket approval process for the Biofield Diagnostic System, marketing and manufacturing expenses associated with the anticipated commercialization of the Biofield Diagnostic System, as well as development of, and clinical trials for, the proposed Biofield screening system and other research and development activities.

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

RESULTS OF OPERATIONS

      Research and development expenses include the costs of engineering, manufacturing and clinical trials and related activities conducted in connection with required governmental and regulatory approvals for the Biofield Diagnostic System, which consists of the Biofield Diagnostic Device and Biofield Diagnostic Sensors, as well as expenses for the development of the proposed Biofield screening system and preclinical research related to the enhancement of the Company's technology and its development for use in the detection of other cancers. Research and development expenses increased by 6% to $3,848,057 for the six month period ended June 30, 1998 compared to $3,628,909 for the six month period ended June 30, 1997. This increase is primarily attributable to an increase in expenses incurred for recruiting and relocating several new employees of the Company in the areas of research and development, regulatory affairs and quality assurance, for consulting services related to regulatory and quality assurance, and for product development and clinical development activities.

      Research and development expenses increased by 6% to $1,889,116 for the three month period ended June 30, 1998 compared to $1,774,662 for the three month period ended June 30, 1997. This increase is primarily attributable to an increase in expenses for consulting services related to regulatory and quality assurance, and for product development and clinical development activities. The Company expects research and development expenses to continue to increase in the future as the Company conducts additional clinical trials and continues to allocate resources to implement and maintain regulatory programs.

      Selling, general and administrative expenses increased by 17% to $2,222,740 for the six month period ended June 30, 1998 compared to $1,894,093 for the six month period ended June 30, 1997. This increase is primarily attributable to an increase in expenses incurred in connection with the Company's European marketing activities and increased costs associated with public/investor relations.

      Selling, general and administrative expenses increased by 24% to $1,206,081 for the three month period ended June 30, 1998 compared to $971,255 for the three month period ended June 30, 1997. This increase is primarily attributable to an increase in expenses incurred in connection with the Company's European marketing activities and increased costs associated with public/investor relations. The Company expects selling, general and administrative expenses to continue to increase in the future as the Company prepares for commercialization of the Biofield Diagnostic System in Europe and other international markets.

      The Company's interest income decreased by 13% to $271,905 for the six month period ended June 30, 1998 compared to $314,298 for the six month period ended June 30, 1997. Interest income decreased by 21% to $113,938 for the three month period ended June 30, 1998 compared to $143,670 for the three month period ended June 30, 1997. The decrease in interest income during 1998 was primarily due to lower average invested cash, cash equivalent and short-term investment balances compared to those of the previous periods.

      As a result of the foregoing, net loss increased by 11% to $5,805,692, or $0.58 per share, for the six month period ended June 30, 1998 compared to $5,211,199, or $0.80 per share, for the six month period ended 1997. During the three month period ended June 30, 1998, net loss increased by 15% to $2,988,059, or $0.30 per share , compared to $2,603,327,

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

or $0.40 per share, for the three month period ended June 30, 1997. As a result of the issuance of shares in connection with the Company's private placement and concurrent warrant exchange in December 1997, the Company had an average of approximately 10.0 million shares outstanding for the three and six month periods ended June 30, 1998 compared to approximately 6.5 million shares outstanding for the three and six month periods ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 1998, the Company had total cash, cash equivalents and short-term investments of $6,428,035 of which $5,853,937 was invested in investment grade corporate obligations, money market funds, shares of liquid (auction-market) preferred stock and bonds, and certificates of deposit. As of June 30, 1998, the Company had working capital of $5,812,813 compared to $11,513,773 at December 31, 1997. The decrease in working capital was the result of approximately $6.4 million of cash used primarily to finance the Company's operations and capital requirements during the first half of 1998. The Company does not expect to generate a positive internal cash flow for at least several years due to the expected increase in spending related to the premarket approval process for the Biofield Diagnostic System, research and development and the expected costs of commercializing the Biofield Diagnostic System in Europe and, pending FDA approval, in the United States.

      Capital expenditures during the first half of 1998 were approximately $106,000, compared to $186,000 for the first half of 1997. Capital expenditures consist primarily of furniture and fixtures, manufacturing equipment and computer equipment.

      During the first half of 1998, there were no changes in the Company's existing debt agreements, and the Company had no outstanding bank loans as of June 30, 1998. The Company's fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained. The Company will require substantial additional funds for its research and development programs, preclinical and clinical testing, operating expenses, regulatory processes, and manufacturing and marketing programs. The Company's future capital requirements will depend on many factors, including the following: the progress of its research and development projects; the progress of preclinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in the Company's existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that the Company may establish; and the development of commercialization activities and arrangements. The Company believes that its available cash, cash equivalents and investment securities and investment income should be sufficient to fund the Company's operations until the end of calendar year 1998. The Company does not expect to generate a positive internal cash flow for at least several years due to expected increases in capital expenditures, working capital and ongoing losses, including the expected cost of commercializing the Biofield Diagnostic System. The Company will need to arrange additional equity or debt financing for the future operation of its business and is currently evaluating its financing options. There can be no assurance that such financing can be obtained or, if it is obtained, that the terms thereof will be acceptable. The Company plans to continue its policy of investing excess funds in short-term, investment grade corporate obligations, money market funds, shares of liquid (auction-market) preferred stock and bonds, and certificates of deposit. See "Cautionary Statements Regarding Forward-Looking Statements--Uncertainties as to Future Profitability."


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

      Subsequent to the FDA's initial review, the Company has been in discussions with the FDA regarding the design and protocol for a clinical trial in support of a resubmission of the PMA. The Company has voluntarily withdrawn the original submission and intends to resubmit its PMA upon completion of additional testing and data analysis. Discussions with the FDA aimed at establishing the design and protocol for the proposed clinical trial are nearing completion. If the Company elects to make any material modification to the proposed protocol or study design for the clinical trial, this would require further discussion with the FDA which could result in delay of the clinical trial. The clinical trial design and protocol may have a significant impact on the time required to complete the clinical trial. Prior to commencing such clinical trial, the Company intends to conduct a training phase at participating institutions, certain clinical observation studies to assess test performance characteristics, and additional data analysis. Any or all of these factors could have an effect on the timing of the commencement and duration of the clinical trial. Following completion of discussions with the FDA, the Company will evaluate its options and finalize its plans for proceeding. Subject to the foregoing, the Company currently anticipates starting the enrollment phase of the clinical trial by the end of 1998. The enrollment phase of the clinical trial is expected to take up to nine months or longer, followed by data analysis. The time necessary to complete the clinical trial will depend upon numerous factors, including the number of patients to be included in the study, the criteria for inclusion of patients in the study, the ability to recruit and enroll patients in the study and the time required to analyze the clinical results. The PMA, if and when accepted for filing by the FDA, is currently designated for review under the FDA's Expedited Review policy. There can be no assurance, however, that such Expedited Review status will be maintained or result in a more expeditious approval, or approval at all. See "Government Regulation; No Assurance of Regulatory Approval."

      Conducting clinical trials will require the expenditure of substantial additional funds. Furthermore, there can be no assurance that results obtained in any additional trials will be consistent with the results obtained in the U.S. Multi-center Study or that any such results, or the resubmitted PMA, will be accepted by the FDA. There can be no assurance that the FDA or other regulatory approvals for the Biofield Diagnostic System will be granted on a timely basis, or at all. Failure to obtain FDA approval to market the Biofield Diagnostic System would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Limited Operating History; Continuing Operating Losses. The Company has a limited history of operations. Since its inception in October 1987, the Company has engaged principally in the development of the Biofield Diagnostic System, which has not been approved for sale in the United States. Consequently, the Company has little experience in manufacturing, marketing and selling its products. The Company currently has no source of operating revenue and has incurred net operating losses since its inception. At June 30, 1998, the Company had an accumulated deficit of $51,325,612. Such losses have resulted principally from costs incurred in research and development and clinical trials and from general and administrative costs associated with the Company's operations. The Company expects operating losses to increase for at least the next several years due principally to the anticipated expenses associated with the premarket approval process for the Biofield Diagnostic System, the proposed commercialization of the Biofield Diagnostic System, development of, and clinical trials for, the proposed Biofield screening system and other research and development activities.

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

      Dependence on Market Acceptance. There can be no assurance that physicians or the medical community in general will accept and utilize the Biofield Diagnostic System or any other products developed by the Company. The extent that, and the rate at which, the Biofield Diagnostic System achieves market acceptance and penetration will depend on many variables including, but not limited to, the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of the Biofield Diagnostic System, the advantages of the Biofield Diagnostic System over existing technology and cancer detection methods (including x-ray mammography, ultrasound or high frequency ultrasound, MRI, stereotactic needle biopsy and thermography, diaphonography, electrical impedance and transillumational devices), third-party reimbursement practices and the Company's manufacturing, quality control, marketing and sales efforts. There can be no assurance that the medical community and third-party payors will accept the Company's unique technology. Similar risks will confront the proposed Biofield screening system and any other products developed by the Company in the future. Failure of the Company's products to gain market acceptance would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

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

      Dependence on Third Parties. The Company has used certain third parties to manufacture and deliver the components of the Biofield Diagnostic System and the proposed Biofield screening system used in clinical studies, and intends to continue to use third parties to manufacture and deliver such products and any other products which the Company may seek to develop. Such third parties must adhere to the QSR enforced by the FDA through its facilities inspection program and such third-parties' facilities must pass a plant inspection before the FDA will grant premarket approval of the Company's products. There can be no assurance that the third-party manufacturers on which the Company depends for the manufacture of the Biofield Diagnostic System will be in compliance with the QSR at the time of the pre-approval inspection or will maintain such compliance. Such failure could significantly delay FDA approval of the PMA application for the Biofield Diagnostic System, and such delay would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

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

      Competition. The medical device industry generally, and the cancer diagnostic and screening segments in particular, are characterized by rapidly evolving technology and intense competition. Other companies in the medical device industry are marketing products that compete with the Biofield Diagnostic System and may be developing, or could in the future attempt to develop, additional products that are competitive with the Biofield Diagnostic System. Many of the Company's competitors have substantially greater capital resources and name recognition than the Company. Many of these companies also have substantially greater expertise than the Company in research and development, manufacturing and marketing and obtaining regulatory approvals. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more effective than those developed or marketed by the Company or that would render the Company's technology and products obsolete or noncompetitive. Additionally, there can be no assurance that the Company will be able to compete against such competitors and potential competitors in terms of manufacturing, marketing and sales. Although the Company believes that its products may offer certain technological advantages over its competitors' currently-marketed products, earlier entrants in the market for a diagnostic application often obtain and maintain significant market share relative to later entrants. Physicians using imaging equipment such as x-ray mammography

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

equipment, ultrasound or high frequency ultrasound systems, MRI systems, stereotactic needle biopsy and thermography, diaphonography, electrical impedance and transilluminational devices may not use the Biofield Diagnostic System or any other products that the Company may develop. Currently, mammography is employed widely and the Company's ability to sell the Biofield Diagnostic System to medical facilities will, in part, be dependent on the Company's ability to demonstrate the clinical utility of the Biofield Diagnostic System as an adjunct to mammography or physical examination and its advantages over other available diagnostic tests.

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

      Government Regulation; No Assurance of Regulatory Approvals. The manufacture and sale of medical devices, including the Biofield Diagnostic System, the proposed Biofield screening system, and any other products that may be developed by the Company are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA and corresponding state agencies, and in other countries. In the United States, the Company's products are regulated as medical devices and are subject to the FDA's premarket clearance or approval requirements. Securing FDA clearances and approvals may require the submission of extensive clinical data and supporting information to the FDA. To obtain FDA approval of an application for premarket approval, the premarket approval application must demonstrate that the subject device has clinical utility, meaning that the device has a beneficial therapeutic effect, or that as a diagnostic tool, it provides information that measurably contributes to a diagnosis of a disease or condition. The results of the Company's U.S. Multi-center Study have not been accepted by the FDA based upon its initial review of the PMA. The Company has voluntarily withdrawn the original submission and intends to resubmit its PMA upon completion of additional testing and data analysis. The timing of patient enrollment in the clinical trial will depend upon development of a clinical trial design and protocol acceptable to the Company and the FDA, and the Company's receipt of approval to conduct the clinical trial from the Institutional Review Boards of the proposed study sites. As a result of this testing, the Company anticipates further delays, which may be significant, in the approval process for the Biofield Diagnostic System. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain and frequently requires from one to several years from the date of the FDA submission, if premarket approval is obtained at all. Following the filing of a resubmission of the PMA for the Biofield Diagnostic System, the FDA may require more information or clarification of information already provided as part of the PMA. During the review period, an advisory panel will likely be convened by the FDA to review and evaluate the PMA and provide recommendations to the FDA as to whether the PMA should be approved. Although the FDA has granted Expedited Review status to the Biofield Diagnostic System, there can be no assurance that such status will be maintained or result in timely approval of the Biofield Diagnostic System, if approval is obtained at all. Failure to obtain FDA approval to market the Biofield Diagnostic System would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. See "Uncertainty of FDA Approval for the Biofield Diagnostic System."

      Sales of medical devices outside of the United States are subject to international regulatory requirements that vary from country to country. The time required to obtain approval for sale internationally may be longer or shorter than that required for FDA approval and the requirements may differ. In addition, in order to sell its products within the European Economic

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Area, companies are required to achieve compliance with the requirements of the Medical Devices Directive and affix a "CE" marking on their products to attest such compliance. On June 25, 1998, the Company announced that it received its CE Mark Certification for the Biofield Diagnostic System. Under the Certification by the Notified Body, KEMA, the Biofield Diagnostic System is indicated for use as a diagnostic adjunct to mammography or physical examination in women less than or equal to 55 years of age with a suspicious palpable breast lesion. In addition, on July 7, 1998, the Company's Quality System, as implemented at the headquarters site in Roswell, Georgia, was registered as evidenced by certificates issued by KEMA, stating that the system meets the requirements of ISO 9001:1994 and EN 46001:1996 for the scope of the registration which includes design, production management, sales and distribution of diagnostic systems and accessories.

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

      Regulatory approvals, if granted, may include significant limitations on the indicated uses for which the product may be marketed. In addition, to obtain such approvals, the FDA and certain foreign regulatory authorities may impose numerous other requirements with which medical device manufacturers must comply. FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. Product approvals could be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. The third-party manufacturers upon which the Company depends to manufacture its products are required to adhere to applicable FDA regulations regarding the QSR and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with the QSR and other applicable regulatory requirements will be monitored by periodic inspection by the FDA and by comparable agencies in other countries. Failure to comply with applicable regulatory requirements, including marketing or promoting products for unapproved use, could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or approval for devices, withdrawal of approvals and criminal prosecution. Changes in existing regulations or adoption of new governmental regulations or policies could prevent or delay regulatory approval of the Company's products. Certain material changes to medical devices also are subject to FDA review and clearance or approval.

      There can be no assurance that the Company will be able to obtain, on a timely basis, or at all, FDA approval of the PMA for the Biofield Diagnostic System, foreign marketing clearances for the Biofield Diagnostic System or regulatory approvals or clearances for other products that the Company may develop, and delays in receipt of or failure to obtain such approvals or clearances, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

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

      In international markets, reimbursement by third-party medical insurance providers, including governmental insurers and independent providers, varies from country to country. In addition, such third-party medical insurance providers may require additional information or clinical data prior to providing reimbursement for a product. In certain countries, the Company's ability to achieve significant market penetration may depend upon the availability of third-party and

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

governmental reimbursement. Revenues and profitability of medical device companies may be affected by the continuing efforts of governmental and third-party payors to contain or reduce the costs of health care through various means.

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

      Uncertain Ability to Protect Patents and Proprietary Technology and Information. The Company's ability to compete effectively in the medical products industry will depend on its success in protecting its proprietary technology, both in the United States and abroad. The patent positions of medical products companies generally involve complex legal and factual questions. The Company's proprietary products and technology are the subject of twelve U.S. patents owned by the Company, and additional applications pending with the United States Patent and Trademark Office ("PTO") and certain foreign patents. The Company has filed, and intends to continue to file, patent applications in certain foreign jurisdictions covering the patent claims that are the subject of U.S. patents and patent applications. There can be no assurance that the PTO or foreign jurisdictions will grant the Company's pending patent applications or that the Company will obtain any patents or other protection for which it has applied. There can be no assurance that patents issued to or licensed by or to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide any competitive advantage. The Company could incur substantial costs in defending any patent infringement suits or in asserting any patent rights, including those granted by third parties.

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

      Compliance With Nasdaq National Market Listing Requirements. The trading of the Company's Common Stock on the Nasdaq National Market is conditioned upon the Company's meeting certain quantitative criteria related to the market price of the Company's Common Stock, net tangible assets, market capitalization and certain other quantitative and non-quantitative requirements set forth by such stock market. To maintain eligibility for trading on the Nasdaq National Market, among other requirements, the Company is required to have net tangible assets in excess of $4,000,000 and maintain a bid price of $1 per share, or to have a market capitalization of $50,000,000 and a minimum bid price of $5 per share. As of the date of this report, the Company is in compliance with such requirements. However, there can be no assurance that the Company will continue to meet such continued listing requirements, and, if the Company fails to meet such requirements, the Common Stock could be delisted from trading on the Nasdaq National Market. Trading, if any, in the Common Stock, would thereafter likely be conducted on the Nasdaq SmallCap Market. If, however, the Company did not meet the requirements of the Nasdaq SmallCap Market, trading of the Common Stock would be conducted on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements or in what is commonly referred to as the "pink sheets." Delisting may restrict investors' interest in the Common Stock and materially adversely affect the trading market and prices for the Common Stock and the Company's ability to issue additional securities or to secure additional financing.

PART II  OTHER INFORMATION

      Item 4. Submission of Matters to a Vote of Security Holders.

              The Company's Annual Meeting of Stockholders was held on June 4, 1998. Three matters were submitted to a vote of the Company's stockholders at the annual meeting. First, C. Leonard Gordon, D. Carl Long, Richard J. Davies, M.D., Joseph H. Gleberman and Harvey Horowitz, were each re-elected as directors of the Company, each to a one-year term, pursuant to the following votes:


                                                   For       Withhold Authority to Vote
                                                ---------    --------------------------

                    C. Leonard Gordon           5,979,232             43,766
                    D. Carl Long                5,979,232             43,766
                    Richard J. Davies, M.D.     5,979,032             43,966
                    Joseph H. Gleberman         5,979,032             43,966
                    Harvey Horowitz             5,979,232             43,766

              The other actions taken at the Company's 1998 Annual Meeting of Stockholders were approved pursuant to the following votes:


                                                                      For     Against  Abstain  Non-Vote
                                                                   ---------  -------  -------  --------
              1.    To ratify the selection of Deloitte &
                    Touche LLP, as the Company's
                    independent public accountants for
                    the calendar year ended December
                    31, 1998.                                      5,995,681   14,359   12,958        --

              2.    To ratify an amendment increasing
                    the number of shares of Common
                    Stock authorized for issuance under
                    the Biofield Corp. 1996 Stock Option
                    Plan from 1,000,000 to 1,500,000
                    shares.                                        5,780,972  178,850   12,239    50,937

      Item 5. Other Information

              At its Board of Directors meeting on June 4, 1998, the Company's Board of Directors expanded the Board of Directors to six persons and appointed Claire Gruppo to the newly created position. Ms. Gruppo is a founding partner and has served since 1992 as President of Gruppo, Levey & Capell, Inc. and its predecessor. Gruppo, Levey & Capell, Inc. is a New York-based investment banking firm specializing in the direct marketing industry. Prior to 1992, from 1989 until 1992, Ms. Gruppo served as President of Special Interest Video, and, from 1985 until 1989, served as Vice President of Development and Acquisitions at American Express Publishing.

      Item 6. Exhibits and Reports on Form 8-K

              a. Exhibits              Exhibit 10.1 Amended and Restated Employment
                                       Agreement between the Company and Michael R.
                                       Gavenchak dated as of May 14, 1998.

                                       Exhibit 10.2 Employment Agreement between the
                                       Company and D. Carl Long dated as of July 7, 1997.

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


                                              BIOFIELD CORP.



                         July 29, 1998        /s/ D. CARL LONG
                                              ----------------------------------
                                              By: D. Carl Long
                                              President, Chief Executive Officer
                                              and Vice Chairman of the Board
                                              (Principal Executive Officer)




                         July 29, 1998        /s/ TIMOTHY G. ROCHE
                                              ----------------------------------
                                              By: Timothy G. Roche
                                              Vice President, Finance
                                              (Principal Financial Officer)