Form 10-Q
period 1998-09-30
BIOFIELD CORP \DE\
filed 1998-11-13
CIK 1007018

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                 --------------

                                    FORM 10-Q


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

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

The number of shares of Issuer's Common Stock, $.001 par value, outstanding as of September 30, 1998 was 10,029,609 shares.

                                 BIOFIELD CORP.
           FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                      INDEX



Part I FINANCIAL INFORMATION                                                                                 PAGE NO.
----------------------------                                                                                 --------

Item 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997.....................       3

            Consolidated Statements of Operations for the three month and nine month periods ended September 30, 1998 and 1997 and for the period October 16, 1987
            (Date of Inception) through September 30, 1998.................................................       4

            Consolidated Statements of Stockholders' Equity for the period October 16, 1987
            (Date of Inception) through September 30, 1998.................................................     5-7

            Consolidated Statements of Cash Flows for the nine month
            periods ended September 30, 1998 and 1997 and for the period October 16, 1987
            (Date of Inception) through September 30, 1998.................................................     8-9

            Notes to Consolidated Financial Statements.....................................................   10-11

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................................................   12-22


Part II OTHER INFORMATION
-------------------------

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K...............................................................      23

Signatures.................................................................................................      24

Part I       FINANCIAL INFORMATION
Item 1.     FINANCIAL STATEMENTS
                                 BIOFIELD CORP.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                       September 30, 1998  December 31, 1997
                                                                       ------------------  -----------------
                                                                          (UNAUDITED)

ASSETS
CURRENT ASSETS:
      Cash and cash equivalents ....................................      $  1,043,757       $  8,768,699
      Short-term investments .......................................         2,527,052          3,829,261
      Inventory ....................................................           555,372                 --
      Other current assets .........................................           152,854            271,324
                                                                          ------------       ------------
         Total current assets ......................................         4,279,035         12,869,284
PROPERTY AND EQUIPMENT - Net .......................................           419,816            503,118
OTHER ASSETS .......................................................            88,021            101,585
PATENT AND PATENT APPLICATION COSTS - Net ..........................           665,193            628,634
                                                                          ------------       ------------
TOTAL ..............................................................      $  5,452,065       $ 14,102,621
                                                                          ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable .............................................      $    500,344       $    626,750
      Due to affiliates ............................................            51,300            179,815
      Accrued expenses .............................................           896,533            546,288
      Capitalized lease obligations ................................                --              2,658
                                                                          ------------       ------------
         Total current liabilities .................................         1,448,177          1,355,511
                                                                          ------------       ------------
         Total liabilities .........................................         1,448,177          1,355,511
                                                                          ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred Stock, $.001 par value; authorized 2,000,000 shares;
         no shares issued ..........................................                --                 --
      Common Stock, $.001 par value; authorized 25,000,000 shares;
         outstanding 10,029,609 shares .............................            10,030             10,030
      Additional paid-in capital ...................................        58,338,915         58,255,667
      Accumulated deficit during development stage .................       (54,295,392)       (45,519,920)
      Foreign currency translation adjustment ......................           (49,665)             1,333
                                                                          ------------       ------------
      Total stockholders' equity ...................................         4,003,888         12,747,110
                                                                          ------------       ------------
TOTAL ..............................................................      $  5,452,065       $ 14,102,621
                                                                          ============       ============


                 See notes to consolidated financial statements

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                                                 Period October 16,
                                          Three-Month      Three-Month         Nine-Month         Nine-Month       1987 (Date of
                                          Period Ended     Period Ended       Period Ended       Period Ended    Inception) through
                                          September 30,    September 30,      September 30,      September 30,     September 30,
                                              1998             1997               1998               1997              1998
                                          -------------    -------------     -------------      -------------    ------------------

OPERATING EXPENSES:
    Research and development ..........   $  1,891,406       $ 1,624,582       $  5,739,462       $ 5,253,491       $ 38,526,208
    Selling, general and administrative      1,142,169           794,604          3,364,909         2,688,697         17,628,487
                                          ------------       -----------       ------------       -----------       ------------
        Total operating expenses ......      3,033,575         2,419,186          9,104,371         7,942,188         56,154,695
                                          ------------       -----------       ------------       -----------       ------------

OTHER INCOME (EXPENSE):
    Interest income ...................         70,594           111,355            342,499           425,653          2,340,217
    Interest expense ..................             --              (731)                --            (3,226)          (447,565)
                                          ------------       -----------       ------------       -----------       ------------
        Net other income ..............         70,594           110,624            342,499           422,427          1,892,652
                                          ------------       -----------       ------------       -----------       ------------
LOSS BEFORE INCOME TAXES ..............     (2,962,981)       (2,308,562)        (8,761,872)       (7,519,761)       (54,262,043)
PROVISION FOR INCOME TAXES ............         (6,800)               --            (13,600)               --            (33,349)
                                          ------------       -----------       ------------       -----------       ------------
NET LOSS ..............................   $ (2,969,781)      $(2,308,562)      $ (8,775,472)      $(7,519,761)      $(54,295,392)
                                          ============       ===========       ============       ===========       ============


NET LOSS PER SHARE:
     Basic and diluted ................   $     (0.30)      $      (0.36)      $     (0.87)      $      (1.16)
                                          ============       ===========       ============       ===========


WEIGHTED AVERAGE SHARES
    OUTSTANDING: ......................     10,029,609         6,500,365         10,029,609         6,488,627
                                          ============       ===========       ============       ===========

                 See notes to consolidated financial statements

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         OCTOBER 16, 1987 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 1998

                                                      Series A          Series B          Series C
                                                  Preferred Stock    Preferred Stock   Preferred Units    Common Stock
                                                  ----------------   ---------------   --------------- ------------------
                                                  Shares    Amount   Shares   Amount   Units   Amount   Shares     Amount
                                                  ------    ------   ------   ------   -----   ------  ---------   ------

Issuance of stock, October 16, 1987
    (date of inception) ($.16 per share, net) ...    --     $   --      --    $  --      --    $  --     549,020   $    55
Issuance of stock in connection with
    patent acquisition ($.001 per share) ........    --         --      --       --      --       --     235,294        24
Net loss, October 16, 1987 to
    March 31, 1988 ..............................    --         --      --       --      --       --          --        --
                                                  -----     ------    ----    -----    ----    -----   ---------   -------
BALANCE AT MARCH 31, 1988 .......................    --         --      --       --      --       --     784,314        79
Net loss ........................................    --         --      --       --      --       --          --        --
                                                  -----     ------    ----    -----    ----    -----   ---------   -------
BALANCE AT MARCH 31, 1989 .......................    --         --      --       --      --       --     784,314        79
Net loss ........................................    --         --      --       --      --       --          --        --
                                                  -----     ------    ----    -----    ----    -----   ---------   -------
BALANCE AT MARCH 31, 1990 .......................    --         --      --       --      --       --     784,314        79
Acquisition of 235,294 shares of
    treasury stock ($.001 per share) ............    --         --      --       --      --       --          --        --
Net loss ........................................    --         --      --       --      --       --          --        --
                                                  -----     ------    ----    -----    ----    -----   ---------   -------
BALANCE AT MARCH 31, 1991 .......................    --         --      --       --      --       --     784,314        79
Retirement of treasury stock ....................    --         --      --       --      --       --    (235,294)      (24)
Issuance of stock in exchange for
    stockholder debt ($2.90 per share) ..........    --         --      --       --      --       --     431,372        43
Sale of stock ($.82 per share, net) .............    --         --      --       --      --       --      24,510         2
Amortization of deferred compensation ...........    --         --      --       --      --       --          --        --
Net loss ........................................    --         --      --       --      --       --          --        --
                                                  -----     ------    ----    -----    ----    -----   ---------   -------
BALANCE AT MARCH 31, 1992 .......................    --         --      --       --      --       --   1,004,902       100
Sale of stock in connection with private
    placement ($7.67 per share, net) ............    --         --      --       --      --       --     557,475        55
Exercise of stock options .......................    --         --      --       --      --       --       2,451         1
Amortization of deferred compensation ...........    --         --      --       --      --       --          --        --
Change in par value of common stock
    from $.0001 to $.001 ........................    --         --      --       --      --       --          --     1,408
Net loss ........................................    --         --      --       --      --       --          --        --
                                                  -----     ------    ----    -----    ----    -----   ---------   -------
BALANCE AT MARCH 31, 1993
    (carried forward) ...........................    --     $   --      --    $  --      --    $  --   1,564,828   $ 1,564
                                                  -----     ------    ----    -----    ----    -----   ---------   -------

                                                     Additional                     Foreign Currency
                                                      Paid-In         Accumulated      Translation   Treasury
                                                      Capital           Deficit        Adjustment     Stock          Total
                                                    -----------       -----------   ---------------- --------     -----------
Issuance of stock, October 16, 1987
    (date of inception) ($.16 per share, net) ...   $    91,898       $        --       $     --      $  --       $    91,953
Issuance of stock in connection with
    patent acquisition ($.001 per share) ........           276                --             --         --               300
Net loss, October 16, 1987 to
    March 31, 1988 ..............................            --          (159,359)            --         --          (159,359)
                                                    -----------       -----------       --------      -----       -----------
BALANCE AT MARCH 31, 1988 .......................        92,174          (159,359)            --         --           (67,106)
Net loss ........................................            --          (495,520)            --         --          (495,520)
                                                    -----------       -----------       --------      -----       -----------
BALANCE AT MARCH 31, 1989 .......................        92,174          (654,879)            --         --          (562,626)
Net loss ........................................            --          (233,347)            --         --          (233,347)
                                                    -----------       -----------       --------      -----       -----------
BALANCE AT MARCH 31, 1990 .......................        92,174          (888,226)            --         --          (795,973)
Acquisition of 235,294 shares of
    treasury stock ($.001 per share) ............            --                --             --       (300)             (300)
Net loss ........................................            --          (285,179)            --         --          (285,179)
                                                    -----------       -----------       --------      -----       -----------
BALANCE AT MARCH 31, 1991 .......................        92,174        (1,173,405)            --       (300)       (1,081,452)
Retirement of treasury stock ....................          (276)               --             --        300                --
Issuance of stock in exchange for
    stockholder debt ($2.90 per share) ..........     1,248,638                --             --         --         1,248,681
Sale of stock ($.82 per share, net) .............        19,998                --             --         --            20,000
Amortization of deferred compensation ...........       136,880                --             --         --           136,880
Net loss ........................................            --          (461,061)            --         --          (461,061)
                                                    -----------       -----------       --------      -----       -----------
BALANCE AT MARCH 31, 1992 .......................     1,497,414        (1,634,466)            --         --          (136,952)
Sale of stock in connection with private
    placement ($7.67 per share, net) ............     4,275,223                --             --         --         4,275,278
Exercise of stock options .......................           624                --             --         --               625
Amortization of deferred compensation ...........       477,453                --             --         --           477,453
Change in par value of common stock
    from $.0001 to $.001 ........................        (1,408)               --             --         --                --
Net loss ........................................            --        (3,099,637)            --         --        (3,099,637)
                                                    -----------       -----------       --------      -----       -----------
BALANCE AT MARCH 31, 1993
    (carried forward) ...........................   $ 6,249,306       $(4,734,103)      $     --      $  --       $ 1,516,767
                                                    -----------       -----------       --------      -----       -----------

                                                                                                                   (continued)

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         OCTOBER 16, 1987 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 1998



                                                 Series A               Series B              Series C
                                             Preferred Stock        Preferred Stock       Preferred Units           Common Stock
                                          ---------------------    ------------------   ---------------------    ------------------
                                            Shares       Amount     Shares     Amount     Units       Amount       Shares    Amount
                                          ----------     ------    --------    ------   ----------    -------    ---------   ------
BALANCE AT MARCH 31, 1993
    (brought forward) ...................         --    $    --          --    $  --            --    $    --    1,564,828   $1,564
Exercise of stock options ...............         --         --          --       --            --         --          735        1
Sale of Series A Preferred Stock
    ($3.97 per share, net) ..............  2,119,896      2,120          --       --            --         --           --       --
Issuance of Series A Preferred Stock in
    exchange for notes payable to related
    parties ($4.50 per share) ...........    222,222        222          --       --            --         --           --       --
Issuance of warrants ....................         --         --          --       --            --         --           --       --
Amortization of deferred compensation ...         --         --          --       --            --         --           --       --
Net loss ................................         --         --          --       --            --         --           --       --
                                          ----------     ------    --------    -----    ----------    -------    ---------   ------
BALANCE AT MARCH 31, 1994 ...............  2,342,118      2,342          --       --            --         --    1,565,563    1,565
Sale of Series B Preferred Stock ($4.04
    per share, net) .....................         --         --     481,644      482            --         --           --       --
Issuance of warrants ....................         --         --          --       --            --         --           --       --
Amortization of deferred compensation ...         --         --          --       --            --         --           --       --
Net loss ................................         --         --          --       --            --         --           --       --
                                          ----------     ------    --------    -----    ----------    -------    ---------   ------
BALANCE AT DECEMBER 31, 1994 ............  2,342,118      2,342     481,644      482            --         --    1,565,563    1,565
 Sale of Series C Preferred Stock ($4.11
    per unit, net) ......................         --         --          --       --     2,914,771      2,915           --       --
Issuance of warrants ....................         --         --          --       --            --         --           --       --
Amortization of deferred compensation ...         --         --          --       --            --         --           --       --
Net loss ................................         --         --          --       --            --         --           --       --
                                          ----------     ------    --------    -----    ----------    -------    ---------   ------
BALANCE AT DECEMBER 31, 1995 ............  2,342,118      2,342     481,644      482     2,914,771      2,915    1,565,563    1,565
Sale of stock in connection with public
    offering ($9.91 per share, net) .....         --         --          --       --            --         --    1,819,000    1,819
Conversion of Series A, Series B
    and Series C Preferred Stock to
    Common Stock ........................ (2,342,118)    (2,342)   (481,644)    (482)   (2,914,771)    (2,915)   3,046,474    3,047
Exercise of warrants ....................         --         --          --       --            --         --        2,058        2
Amortization of deferred compensation ...         --         --          --       --            --         --           --       --
Net loss ................................         --         --          --       --            --         --           --       --
                                          ----------     ------    --------    -----    ----------    -------    ---------   ------
BALANCE AT DECEMBER 31, 1996
(carried forward) .......................       --       $   --          --    $  --            --    $    --    6,433,095   $6,433
                                          ----------     ------    --------    -----    ----------    -------    ---------   ------

                                           Additional                 Foreign Currency
                                            Paid-In      Accumulated     Translation    Treasury
                                            Capital        Deficit       Adjustment      Stock         Total
                                          -----------   ------------  ---------------- ----------  ------------
BALANCE AT MARCH 31, 1993
    (brought forward) ................... $ 6,249,306   $ (4,734,103)   $       --     $      --   $  1,516,767
Exercise of stock options ...............         187             --            --            --            188
Sale of Series A Preferred Stock
    ($3.97 per share, net) ..............   8,411,370             --            --            --      8,413,490
Issuance of Series A Preferred Stock in
    exchange for notes payable to related
    parties ($4.50 per share) ...........     999,778             --            --            --      1,000,000
Issuance of warrants ....................       2,119             --            --            --          2,119
Amortization of deferred compensation ...   1,580,320             --            --            --      1,580,320
Net loss ................................          --     (6,899,515)           --            --     (6,899,515)
                                          -----------   ------------    ----------     ---------   ------------
BALANCE AT MARCH 31, 1994 ...............  17,243,080    (11,633,618)           --            --      5,613,369
Sale of Series B Preferred Stock ($4.04
    per share, net) .....................   1,947,149             --            --            --      1,947,631
Issuance of warrants ....................           6             --            --            --              6
Amortization of deferred compensation ...      14,859             --            --            --         14,859
Net loss ................................          --     (4,959,312)           --            --     (4,959,312)
                                          -----------   ------------    ----------     ---------   ------------
BALANCE AT DECEMBER 31, 1994 ............  19,205,094    (16,592,930)           --            --      2,616,553
 Sale of Series C Preferred Stock ($4.11
    per unit, net) ......................  11,977,856             --            --            --     11,980,771
Issuance of warrants ....................         161             --            --            --            161
Amortization of deferred compensation ...     195,874             --            --            --        195,874
Net loss ................................          --     (8,739,860)           --            --     (8,739,860)
                                          -----------   ------------    ----------     ---------   ------------
BALANCE AT DECEMBER 31, 1995 ............  31,378,985    (25,332,790)           --            --      6,053,499
Sale of stock in connection with public
    offering ($9.91 per share, net) .....  18,026,419             --            --            --     18,028,238
Conversion of Series A, Series B
    and Series C Preferred Stock to
    Common Stock ........................       2,692             --            --            --             --
Exercise of warrants ....................      20,145             --            --            --         20,147
Amortization of deferred compensation ...      26,093             --            --            --         26,093
Net loss ................................          --    (10,036,090)           --            --    (10,036,090)
                                          -----------   ------------    ----------     ---------   ------------
BALANCE AT DECEMBER 31, 1996
(carried forward) ....................... $49,454,334   $(35,368,880)   $       --     $      --   $ 14,091,887
                                          -----------   ------------    ----------     ---------   ------------

                                                                                                    (continued)

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         OCTOBER 16, 1987 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 1998


                                         Series A         Series B        Series C
                                      Preferred Stock Preferred Stock  Preferred Units         Common Stock       Additional
                                      --------------- ---------------- ----------------    -------------------     Paid-In
                                      Shares   Amount Shares   Amount  Units    Amount       Shares     Amount     Capital
                                      ------  ------- ------  -------- -----  ---------    ---------   -------   ------------

BALANCE AT DECEMBER 31, 1996
    (brought forward) ................   --   $    --    --   $     --   --   $      --    6,433,095   $ 6,433   $ 49,454,334
Sale of stock in connection with
    private placement
    ($2.92 per share, net) ...........   --        --    --         --   --          --    2,867,670     2,868      8,377,583
Warrants exchanged for Common Stock ..   --        --    --         --   --          --      643,639       644           (644)
Exercise of stock options ............   --        --    --         --   --          --       50,674        50        168,541
Exercise of warrants .................   --        --    --         --   --          --        9,531        10         93,299
Issuance of stock as consideration for
    consulting services rendered
    ($4.00 per share, net) ...........   --        --    --         --   --          --       25,000        25         99,975
Amortization of deferred compensation    --        --    --         --   --          --           --        --         62,579
Net loss .............................   --        --    --         --   --          --           --        --             --
Change in foreign currency
    translation adjustment ...........   --        --    --         --   --          --           --        --             --
                                       ----   -------  ----   -------- ----   ---------   ----------   -------   ------------
BALANCE AT DECEMBER 31,
    1997 .............................   --        --    --         --   --          --   10,029,609    10,030     58,255,667
Amortization of deferred
   compensation (unaudited) ..........   --        --    --         --   --          --           --        --         83,248
Net loss (unaudited) .................   --        --    --         --   --          --           --        --             --
Change in foreign currency
    translation adjustment (unaudited)   --        --    --         --   --          --           --        --             --
                                       ----   -------  ----   -------- ----   ---------   ----------   -------   ------------
BALANCE AT SEPTEMBER 30,
    1998 (unaudited) .................   --   $    --    --   $     --   --   $      --   10,029,609   $10,030   $ 58,338,915
                                       ====   =======  ====   ======== ====   =========   ==========   =======   ============


                                                     Foreign Currency
                                        Accumulated     Translation   Treasury
                                          Deficit       Adjustment      Stock         Total
                                       ------------  ---------------- ---------   ------------

BALANCE AT DECEMBER 31, 1996
    (brought forward) ................ $(35,368,880)     $     --     $      --   $ 14,091,887
Sale of stock in connection with
    private placement
    ($2.92 per share, net) ...........           --            --            --      8,380,451
Warrants exchanged for Common Stock ..           --            --            --             --
Exercise of stock options ............           --            --            --        168,591
Exercise of warrants .................           --            --            --         93,309
Issuance of stock as consideration for
    consulting services rendered
    ($4.00 per share, net) ...........           --            --            --        100,000
Amortization of deferred compensation            --            --            --         62,579
Net loss .............................  (10,151,040)           --            --    (10,151,040)
Change in foreign currency
    translation adjustment ...........           --         1,333            --          1,333
                                       ------------      --------     ---------   ------------
BALANCE AT DECEMBER 31,
    1997 .............................  (45,519,920)        1,333            --     12,747,110
Amortization of deferred
   compensation (unaudited) ..........           --            --            --         83,248
Net loss (unaudited) .................   (8,775,472)           --            --     (8,775,472)
Change in foreign currency
    translation adjustment (unaudited)           --       (50,998)           --        (50,998)
                                       ------------      --------     ---------   ------------
BALANCE AT SEPTEMBER 30,
    1998 (unaudited) ................. $(54,295,392)     $(49,665)    $      --   $  4,003,888
                                       ============      ========     =========   ============

                                                                                    (concluded)

                 See notes to consolidated financial statements

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                       Period October 16,
                                                                           Nine-Month     Nine-Month     1987 (Date of
                                                                          Period Ended   Period Ended  Inception) through
                                                                          September 30,  September 30,   September 30,
                                                                               1998          1997             1998
                                                                          -------------  ------------- ------------------

OPERATING ACTIVITIES:
    Net loss ............................................................  $(8,775,472)   $(7,519,761)   $(54,295,392)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation and amortization ...................................      250,778        315,465       2,341,267
        Amortization of investment premiums / (discounts)
           on short-term investments ....................................       43,799         43,873         152,891
        Loss on disposal of property and equipment ......................           --             --          42,713
        Loss on license and settlement agreement ........................           --             --          49,026
        Noncash compensation ............................................       83,248        127,472       2,677,306
        Interest paid in Common Stock ...................................           --             --         297,148
        Changes in assets and liabilities:
           Inventory ....................................................     (555,372)            --        (555,372)
           Other current assets .........................................      118,746       (313,953)       (152,594)
           Other assets .................................................        3,873          9,856        (113,862)
           Due to affiliate .............................................     (128,515)       245,994          51,300
           Accounts payable and accrued expenses ........................      222,001       (131,989)      1,282,717
                                                                           -----------    -----------    ------------
               Net cash used in operating activities ....................   (8,736,914)    (7,223,043)    (48,222,852)
                                                                           -----------    -----------    ------------

INVESTING ACTIVITIES:
    Acquisition of property and equipment ...............................     (142,300)      (208,692)     (2,557,790)
    Costs incurred for patents and patent applications ..................      (49,334)       (78,099)       (741,200)
    Proceeds from sale of property and equipment ........................           --             --           3,418
    Purchase of short-term investments ..................................   (2,153,939)    (1,488,880)    (26,476,638)
    Proceeds from sales and maturities of short-term investments ........    3,412,349      6,514,559      23,796,695
                                                                           -----------    -----------    ------------
               Net cash provided by / (used in) investing activities ....    1,066,776      4,738,888      (5,975,515)
                                                                           -----------    -----------    ------------

FINANCING ACTIVITIES:
    Repayments of capitalized lease obligations .........................       (2,658)       (22,847)        (82,234)
    Proceeds from issuance of Series A Preferred Stock - net ............           --             --       8,413,490
    Proceeds from issuance of Series B Preferred Stock - net ............           --             --       1,947,631
    Proceeds from issuance of Series C Preferred Stock - net ............           --             --      11,980,771
    Proceeds from issuance of Common Stock and warrants - net ...........           --             --      30,798,206
    Proceeds from exercise of stock options and warrants ................           --        261,900         282,860
    Proceeds from bank borrowings .......................................           --             --         520,000
    Payment on bank borrowings ..........................................           --             --        (520,000)
    Repayment of advances from stockholder ..............................           --             --        (145,000)
    Proceeds from notes payable issued to stockholder and related party .           --             --       2,096,533
                                                                           -----------    -----------    ------------
               Net cash provided by / (used in) financing activities ....       (2,658)       239,053      55,292,257
                                                                           -----------    -----------    ------------
NET INCREASE / (DECREASE) IN CASH
    AND CASH EQUIVALENTS ................................................   (7,672,796)    (2,245,102)      1,093,890
EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS ............................................      (52,146)        (2,231)        (50,133)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........................    8,768,699      7,369,973              --
                                                                           -----------    -----------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ................................  $ 1,043,757    $ 5,122,640    $  1,043,757
                                                                           ===========    ===========    ============

                                                                                                          (continued)

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                                 Period October 16,
                                                                                      Nine-Month   Nine-Month      1987 (Date of
                                                                                    Period Ended  Period Ended   Inception) through
                                                                                    September 30, September 30,    September 30,
                                                                                        1998          1997              1998
                                                                                    ------------- -------------  -----------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:
        Cash paid during the period for interest ...................................  $    --       $3,226         $   59,409
                                                                                      =======       ======         ==========

SUPPLEMENTAL SCHEDULE FOR NONCASH INVESTING
    AND FINANCING ACTIVITIES:
        Acquisition of property and equipment under capitalized lease transactions .  $    --       $   --         $   82,234
                                                                                      =======       ======         ==========

        During the year ended March 31, 1994, the Company issued 222,222 shares of Series A Preferred Stock in exchange for an aggregate of $1 million in notes payable to a principal stockholder and a former
            Director:

        Notes payable ..............................................................                               $1,000,000
                                                                                                                   ==========

        Issuance of Series A Preferred Stock .......................................                               $1,000,000
                                                                                                                   ==========

        At inception, the Company acquired the rights to a patent and assumption of liabilities in exchange for 235,294 shares of Common
            Stock, as follows:

        Fair value of patent acquired ..............................................                               $  112,732
        Liabilities assumed ........................................................                                  112,432
                                                                                                                   ----------
        Issuance of Common Stock ...................................................                               $      300
                                                                                                                   ==========

        Pursuant to a license and settlement agreement with respect to the patent acquired (above), the Company received its 235,294 shares of Common Stock during fiscal 1991, which was retired

        Remaining carrying value of patent on date of license and
            settlement agreement ...................................................                               $   49,326
        Common Stock returned to the Company .......................................                                      300
                                                                                                                   ----------
        Loss on Settlement .........................................................                               $   49,026
                                                                                                                   ==========

        During fiscal 1992, the Company exchanged 431,372 shares of Common Stock for $96,660 in notes and $1,152,021 in debt and accrued interest, payable to a principal stockholder:

        Notes payable ..............................................................                               $   96,660
        Debt .......................................................................                                  854,873
        Accrued interest ...........................................................                                  297,148
                                                                                                                   ----------
        Issuance of Common Stock ...................................................                               $1,248,681
                                                                                                                   ==========

                                                                                                                  (concluded)


                 See notes to consolidated financial statements

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. THE COMPANY - The consolidated balance sheet as of September 30, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the three and/or nine month periods ended September 30, 1998 and 1997 and for the period October 16, 1987 (date of inception) through September 30, 1998 have been prepared by Biofield Corp. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and 1997 and for the period October 16, 1987 (date of inception) through September 30, 1998 have been made. During the interim periods reported on, the accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods as described in the Company's annual report for the year ended December 31, 1997 filed on Form 10-K with the Securities and Exchange Commission on March 30, 1998 (the "Annual Report").

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

         During the first half of 1997, the Company formed a wholly owned Delaware corporation named Biofield International, Inc. ("Biofield International"). In addition, Biofield International formed a U.S. branch located in Switzerland, organized to expand the Company's European marketing efforts.

         On March 22, 1996, the Company completed its Initial Public Offering of 1,819,000 shares of Common Stock at a purchase price of $11.00 per share, for aggregate proceeds of $18,028,238 (net of related expenses of $1,980,762).

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements, which include the financial position, results of operations, and cash flows for Biofield Corp. and Biofield International, should be read in conjunction with the financial statements for the year ended December 31, 1997 included in the Company's Annual Report. The results of operations for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the operating results for the full year.

2. RECLASSIFICATIONS - Certain prior period amounts have been reclassified to conform with the current period presentation.

3. CONSOLIDATED FINANCIAL STATEMENTS - The consolidated financial statements include the accounts of the Company and Biofield International. All intercompany transactions and balances have been eliminated in consolidation.

4. DESCRIPTIVE ANALYSIS - The descriptive analysis contained herein compares the financial results of the nine month period ended September 30 and the three month period ended September 30 for the years 1998 and 1997. To accommodate the comparison of pertinent financial information, the following terms will be used to denote the respective periods:

         First nine months of 1998 - nine month period ended September 30, 1998 First nine months of 1997 - nine month period ended September 30, 1997

         Third quarter of 1998 - three month period ended September 30, 1998 Third quarter of 1997 - three month period ended September 30, 1997

5. NET LOSS PER SHARE - The basic and diluted loss per share is computed based on the weighted average number of common shares outstanding. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive.

6. INVENTORY - Inventories consist primarily of finished medical devices, sensors, accessories and device and sensor component parts and are valued at the lower of cost or market. Cost is based upon the first-in-first-out ("FIFO") inventory valuation method.

            Finished goods.............................$301,466
            Components and subassemblies...............$253,906
                                                       --------
            Total......................................$555,372
                                                       ========

7. SUBSEQUENT EVENT - On November 10, 1998, the Stock Option Committee of the Company's Board of Directors resolved to re-price options held by current employees and consultants of the Company and granted under the Company's 1992 and 1996 Stock Option Plans to an exercise price of $2.00 per share. As a condition to receiving the benefit of such repricing, employees and consultants will be required to enter into agreements with the Company prohibiting the sale of common stock issuable upon exercise of such re-priced options for a period of 12 months (or until such prohibition terminates in accordance with its terms). All other terms and conditions of such options will remain the same.

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

OVERVIEW

          Biofield Corp. is a medical technology company specializing in the development of non-invasive methods for diagnosing and screening epithelial cancers, including breast cancer. The Company has patented and developed an innovative system for detecting breast cancer in a non-invasive and objective procedure. The Company's breast cancer diagnostic device, the Biofield Diagnostic System, employs patented, single-use sensors and a measurement device to detect and analyze changes associated with the development of epithelial cancers, such as breast cancer. The Biofield Diagnostic System is designed to provide physicians and patients with immediate and objective information for use in the diagnosis of a previously identified lesion. The Biofield Diagnostic System is intended to serve as an adjunct to physical examination or mammography to provide a high degree of physician confidence in determining the need for further diagnostic testing of suspicious breast abnormalities in women less than or equal to 55 years of age. The Company believes that the Biofield Diagnostic System, together with other available clinical information, will reduce diagnostic uncertainty and decrease the number of diagnostic procedures, including surgical biopsies, performed on suspicious lesions.

          The Biofield Diagnostic System is not available for commercial distribution in the United States at this time and will not be available until the U.S. Food and Drug Administration ("FDA") premarket approval is received. On December 30, 1996, the Company submitted a premarket approval application ("PMA") to the FDA for the Biofield Diagnostic System. On February 27, 1997, the FDA informed the Company that its PMA had not been accepted for filing and requested that the Company address deficiencies in the PMA before further consideration of such PMA. Subsequently, the Company has been in discussions with the FDA regarding the protocol for a proposed clinical trial in support of a resubmission of the PMA for the Biofield Diagnostic System. The Company has voluntarily withdrawn the original submission and intends to resubmit its PMA upon completion of additional testing and data analysis. The PMA, if and when accepted for filing by the FDA, is currently designated for review under the FDA's Expedited Review policy. There can be no assurance, however, that such Expedited Review status will be maintained or result in a more expeditious approval, or approval at all. See "Cautionary Statements Regarding Forward-Looking Statements - Uncertainty of FDA Approval for the Biofield Diagnostic System" and "-Government Regulation; No Assurance of Regulatory Approvals."

          The laws of certain European countries permit the Company to begin marketing the Biofield Diagnostic System in Europe before marketing would be permitted in the United States. In June 1998 the Company received CE Mark Certification for the Biofield Diagnostic System which permits the Company to commence sales of its product in the European Economic Area. Under the Certification by the Notified Body, KEMA, the Biofield Diagnostic System is indicated for use as a diagnostic adjunct to mammography or physical examination in women less than or equal to 55 years of age with a suspicious palpable breast lesion. In addition, on July 7, 1998, the Company's Quality System, as implemented at the headquarters site in Roswell, Georgia, was registered as evidenced by certificates issued by KEMA, stating that the system meets the requirements of ISO 9001:1994 and EN 46001:1996 for the scope of the registration which includes design, production management, sales and distribution of diagnostic systems and accessories. See "Cautionary Statements Regarding Forward-Looking Statements -- Uncertainty of FDA Approval for the Biofield Diagnostic System" and "--Government Regulation; No Assurance of Regulatory Approvals."

          As a development stage company, the Company has incurred net losses since inception through September 30, 1998 of approximately $54.3 million. The Company expects operating losses will increase for at least the next several years as total costs and expenses increase.

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

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         At the present time, the Company does not have sufficient capital resources to conduct the additional testing that will be required for resubmission of a PMA to the FDA. Moreover, the Company does not presently have sufficient capital resources to scale-up its European marketing efforts as planned. The Company is currently seeking additional capital to fund its future operations through private debt or equity financings, or collaborative licensing or other arrangements with strategic partners. There can be no assurance that additional capital will be available to the Company, or if available, will be available on acceptable terms. Insufficient funds may prevent the Company from implementing its business strategies and will require the Company to further delay, scale back or eliminate certain of its research, product development, and marketing programs, or to scale back or eliminate its other operations. See "Cautionary Statements Regarding Forward-Looking Statements - Uncertain Ability to Meet Capital Needs."

RESULTS OF OPERATIONS

         Research and development expenses include the costs of engineering, manufacturing and clinical trials and related activities conducted in connection with required governmental and regulatory approvals for the Biofield Diagnostic System, which consists of the Biofield Diagnostic Device and Biofield Diagnostic Sensors, as well as expenses for the development of the proposed Biofield screening system and preclinical research related to the enhancement of the Company's technology and its development for use in the detection of other cancers. Research and development expenses increased by 9% to $5,739,462 for the nine month period ended September 30, 1998 compared to $5,253,491 for the nine month period ended September 30, 1997. This increase is primarily attributable to an increase in expenses incurred for consulting services related to regulatory and quality assurance and for product development and clinical development activities.

         Research and development expenses increased by 16% to $1,891,406 for the three month period ended September 30, 1998 compared to $1,624,582 for the three month period ended September 30, 1997. This increase is primarily attributable to an increase in expenses for product development and clinical development activities.

         Selling, general and administrative expenses increased by 25% to $3,364,909 for the nine month period ended September 30, 1998 compared to $2,688,697 for the nine month period ended September 30, 1997. This increase is primarily attributable to an increase in expenses incurred in connection with the Company's international marketing activities and increased costs associated with public/investor relations.

         Selling, general and administrative expenses increased by 44% to $1,142,169 for the three month period ended September 30, 1998 compared to $794,604 for the three month period ended September 30, 1997. This increase is primarily attributable to an increase in expenses incurred in connection with the Company's international marketing activities and increased costs associated with public/investor relations.

         The Company's interest income decreased by 19% to $342,499 for the nine month period ended September 30, 1998 compared to $425,653 for the nine month period ended September 30, 1997. Interest income decreased by 37% to $70,594 for the three month period ended September 30, 1998 compared to $111,355 for the three month period ended September 30, 1997. The decrease in interest income during 1998 was primarily due to lower average invested cash, cash equivalent and short-term investment balances compared to those of the previous periods.

         As a result of the foregoing, net loss increased by 17% to $8,775,472, or $0.87 per share, for the nine month period ended September 30, 1998 compared to $7,519,761, or $1.16 per share, for the nine month period ended September 30, 1997. During the three month period ended September 30, 1998, net loss increased by 29% to $2,969,781, or $0.30 per share, compared to $2,308,562, or $0.36 per share, for the three month period ended September 30, 1997. As a result of the issuance of shares in connection with the Company's private placement and concurrent warrant exchange in December 1997, the Company had an average of approximately 10.0 million shares outstanding for the three and nine month periods ended September 30, 1998 compared to approximately 6.5 million shares outstanding for the three and nine month periods ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1998, the Company had total cash, cash equivalents and short-term investments of $3,570,809 of which $3,222,629 was invested in investment grade corporate obligations, money market funds, shares of liquid (auction-market) preferred stock and bonds, and certificates of deposit. As of September 30, 1998, the Company had working capital of $2,830,858 compared to $11,513,773 at December 31, 1997. The decrease in working capital was the result of

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


approximately $8.9 million of cash used primarily to finance the Company's operations and capital requirements during the first nine months of 1998. The Company does not expect to generate a positive internal cash flow for at least several years due to the expected increase in spending related to the premarket approval process for the Biofield Diagnostic System, research and development and the expected costs of commercializing the Biofield Diagnostic System in Europe and, pending FDA approval, in the United States.

         Capital expenditures during the first nine months of 1998 were approximately $142,000, compared to $209,000 for the first nine months of 1997. Capital expenditures consist primarily of furniture and fixtures, manufacturing equipment and computer equipment.

         During the first nine months of 1998, there were no changes in the Company's existing debt agreements, and the Company had no outstanding bank loans as of September 30, 1998. The Company's fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained. The Company will require substantial additional funds for its research and development programs, preclinical and clinical testing, operating expenses, regulatory processes, and manufacturing and marketing programs. The Company's future capital requirements will depend on many factors, including the following: the progress of its research and development projects; the progress of preclinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in the Company's existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that the Company may establish; and the development of commercialization activities and arrangements. The Company does not expect to generate a positive internal cash flow for at least several years due to expected increases in capital expenditures, working capital and ongoing losses, including the expected cost of commercializing the Biofield Diagnostic System. The Company believes that its available cash, cash equivalents and investment securities and investment income should be sufficient to fund the Company's operations until the end of calendar year 1998.

         The Company currently anticipates that it will be required to implement measures to reduce its operating expenses and expects to implement such cost reduction measures during the fourth quarter. Introduction of such measures may prevent the Company from implementing its business strategy and will require the Company to further delay, scale back or eliminate certain of its research, product development and marketing programs, or to scale back or eliminate its other operations. The Company is currently seeking additional capital to fund its future operations through private debt or equity financings, or collaborative licensing or other arrangements with strategic partners. There can be no assurance that such financing can be obtained or, if it is obtained, that the terms thereof will be acceptable. The Company plans to continue its policy of investing excess funds in short-term, investment grade corporate obligations, money market funds, shares of liquid (auction-market) preferred stock and bonds, and certificates of deposit. See "Cautionary Statements Regarding Forward-Looking Statements--Uncertainties as to Future Profitability."

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

         Uncertain Ability to Meet Capital Needs. The Company will require substantial additional funds for clinical testing of the Biofield Diagnostic System, research and development programs, preclinical and clinical testing of other proposed products, regulatory processes, manufacturing and marketing programs and operating expenses (including general and administrative expenses). The Company's future capital requirements will depend on many factors, including the following: the progress of its research and development projects; the progress of preclinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in the Company's existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that the Company may establish; and the development of commercialization activities and arrangements. Moreover, the Company's fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments, are substantial and would increase if additional agreements are entered into and additional personnel are retained. The Company does not expect to generate a positive internal cash flow for at least several years due to expected increases in capital expenditures, working capital needs and ongoing losses, including the expected cost of commercializing the Biofield Diagnostic System. However, the Company's cash requirements may vary materially from those now planned due to the progress of research and development programs, results of clinical testing, relationships with strategic partners, if any, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the FDA and foreign regulatory processes and other factors.

         The Company needs additional capital to fund its operations, and is seeking to obtain additional capital through debt or equity financings, or collaborative licensing or other arrangements with strategic partners. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available when needed, or if available, will be available on acceptable terms. Insufficient funds may prevent the Company from implementing its business strategy and will require the Company to further delay, scale back or eliminate certain of its research, product development and marketing programs and may require the Company to license to third parties rights to commercialize products or technologies that the Company would otherwise seek to develop itself, or to scale back or eliminate its other operations.


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

         Conducting clinical trials will require the expenditure of substantial additional funds which the Company does not currently have available. Furthermore, there can be no assurance (i) that results obtained in any additional trials will be consistent with the results obtained in trials conducted by the Company to date, (ii) that results obtained in any clinical trial or series of clinical trials will be consistent among all study sites,
(iii) that results obtained in clinical trials conducted with U.S. study populations will be consistent with results obtained in studies conducted in Europe or other locations outside of the U.S., or (iv) that any such results, or the resubmitted PMA, will be accepted by the FDA. There can be no assurance that the FDA or other regulatory approvals for the Biofield Diagnostic System will be granted on a timely basis, or at all. Failure to obtain FDA approval to market the Biofield Diagnostic System would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

         Limited Operating History; Continuing Operating Losses. The Company has a limited history of operations. Since its inception in October 1987, the Company has engaged principally in the development of the Biofield Diagnostic System, which has not been approved for sale in the United States. Consequently, the Company has little experience in manufacturing, marketing and selling its products. The Company currently has no source of operating revenue and has incurred net operating losses since its inception. At September 30, 1998, the Company had an accumulated deficit of $54,295,392 million. Such losses have resulted principally from costs incurred in research and development and clinical trials and from general and administrative costs associated with the Company's operations. The Company expects operating losses to increase for at least the next several years due principally to the anticipated expenses associated with the premarket approval process for the Biofield Diagnostic System, the proposed commercialization of the Biofield Diagnostic System, development of, and clinical trials for, the proposed Biofield screening system and other research and development activities.

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

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         The results of the Company's U.S. Multi-center Study have not been accepted by the FDA based upon its initial review of the PMA. The Company has voluntarily withdrawn the original submission and intends to resubmit its PMA upon completion of additional testing and data analysis. The timing of patient enrollment in an additional clinical trial will be dependent on a variety of factors discussed elsewhere herein (see "Uncertainty of FDA Approval of the Biofield Diagnostic System"), as well as the Company's receipt of approval to conduct the clinical trial from the Institutional Review Boards of the proposed study sites. As a result of the Company's need to conduct additional testing, the Company anticipates further delays, which may be significant, in the approval process for the Biofield Diagnostic System.

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

         Sales of medical devices outside of the United States are subject to international regulatory requirements that vary from country to country. The time required to obtain approval for sale internationally may be longer or shorter than that required for FDA approval and the requirements may differ. In addition, in order to sell its products within the European Economic Area, companies are required to achieve compliance with the requirements of the Medical Devices Directive and affix a "CE" marking on their products to attest such compliance. In June 1998, the Company received its CE Mark Certification for the Biofield Diagnostic System. Under the Certification by the Notified Body, KEMA, the Biofield Diagnostic System is indicated for use as a diagnostic adjunct to mammography or physical examination in women less than or equal to 55 years of age with a suspicious palpable breast lesion. In addition, on July 7, 1998, the Company's Quality System, as implemented at the headquarters site in Roswell, Georgia, was registered as evidenced by certificates issued by KEMA, stating that the system meets the requirements of ISO 9001:1994 and EN 46001:1996 for the scope of the registration which includes design, production management, sales and distribution of diagnostic systems and accessories.

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

         Limitations on Third-Party Reimbursement. In the United States, suppliers of health care products and services are greatly affected by Medicare, Medicaid and other government insurance programs, as well as by private insurance reimbursement programs. Third-party payors (Medicare, Medicaid, private health insurance companies and other organizations) may affect the pricing or relative attractiveness of the Company's products by regulating the level of reimbursement provided by such payors to the physicians and clinics utilizing the Biofield Diagnostic System or any other products that the Company may develop or by refusing reimbursement. If examinations utilizing the Company's products are not reimbursed under these programs, the Company's ability to sell its products may be materially adversely affected.

         There can be no assurance that third-party payors will provide reimbursement for use of the Biofield Diagnostic System or any other products that the Company may develop. Morever, the level of reimbursement, if any, may impact the market acceptance and pricing of the Company's products, including the Biofield Diagnostic Device and Biofield Diagnostic Sensors. Failure to obtain favorable rates of third party reimbursement could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

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

         Compliance With Nasdaq National Market Listing Requirements. The trading of the Company's Common Stock on the Nasdaq National Market is conditioned upon the Company's meeting certain quantitative criteria related to the market price of the Company's Common Stock, net tangible assets, market capitalization and certain other quantitative and non-quantitative requirements established by such stock market. To maintain eligibility for trading on the Nasdaq National Market, among other requirements, the Company is required to have net tangible assets in excess of $4,000,000 and maintain a bid price of $1 per share, or to have a market capitalization of $50,000,000 and a minimum bid price of $5 per share. The Company's failure to meet such requirements could result in the delisting of the Common Stock from trading on the Nasdaq National Market. Trading, if any, in the Common Stock, would thereafter likely be conducted on the Nasdaq SmallCap Market. If, however, the Company did not meet the requirements of the Nasdaq SmallCap Market, trading of the Common Stock would be conducted on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements or in what is commonly referred to as the "pink sheets." Delisting may restrict investors' interest in the Common Stock and materially adversely affect the trading market and prices for the Common Stock and the Company's ability to issue additional securities or to secure additional financing.

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


                                         BIOFIELD CORP.



          November 13, 1998              /s/ D. CARL LONG
                                         ---------------------------------------
                                         By: D. Carl Long
                                         President, Chief Executive Officer
                                         and Vice Chairman of the Board
                                         (Principal Executive Officer)




          November 13, 1998              /s/ TIMOTHY G. ROCHE
                                         ---------------------------------------
                                         By: Timothy G. Roche
                                         Vice President, Finance
                                         (Principal Financial Officer)