Form 10QSB
period 2000-09-30
BIOFIELD CORP \DE\
filed 2001-03-08
CIK 1007018

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission file number: 0-27848


                                 BIOFIELD CORP.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            DELAWARE                                         13-3703450
   -------------------------------                         -------------
   (State or other jurisdiction of                         (IRS Employer
   incorporation or organization)                        Identification No.)


                         SUITE M, 1025 NINE NORTH DRIVE
                            ALPHARETTA, GEORGIA 30004
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (770) 740-8180
                                 --------------
                (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             25,183,478 shares of common stock as of March 1, 2001.


Transitional Small Business Disclosure Form  Yes [ ] No [X]

                                 BIOFIELD CORP.

                                   FORM 10-QSB

                                      INDEX



                                                                     PAGE NUMBER

PART I.  FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of September 30, 2000
         (unaudited) and December 31, 1999                                3

         Consolidated Statements of Operations for the three and
         nine months ended September 30, 2000 and 1999 and for the
         period October 16, 1987 (date of inception) through
         September 30, 2000 (unaudited)                                   4

         Consolidated Statements of Stockholders' Equity for the
         period October 16, 1987 (date of inception) through
         September 30, 2000 (unaudited)                                   5

         Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2000 and 1999 and for the
         period October 16, 1987 (date of inception) through
         September 30, 2000 (unaudited)                                   7

         Notes to Unaudited Consolidated Financial Statements             9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                       11


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                14


SIGNATURES                                                               15

PART I.  FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                          September 30,   December 31,
                                                              2000            1999
ASSETS                                                    ------------    ------------
                                                           (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                               $     62,222    $    523,677
  Restricted cash                                              109,300         109,300
  Short-term investments                                         1,194         189,519
  Inventories                                                  705,153         697,821
  Other current assets                                          76,677          54,743
                                                          ------------    ------------
      Total current assets                                     954,546       1,575,060

PROPERTY AND EQUIPMENT - Net                                    62,386          42,086
OTHER ASSETS                                                   110,466         110,466
PATENT AND PATENT APPLICATION - Net                            408,959         410,954
                                                          ------------    ------------
      TOTAL                                               $  1,536,357    $  2,138,566
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                        $    531,820    $    430,461
  Line of credit borrowings                                    176,000
  Due to affiliate                                              55,516          55,516
  Accrued expenses                                              55,500         101,000
                                                          ------------    ------------
      Total current liabilities                                818,836         586,977

COMMITMENT AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.001 par value; no shares issued
    or outstanding
    Series A Convertible - authorized 2,350,000 shares,
    Series B Convertible - authorized 500,000 shares,
    Series C Convertible - authorized 4,450,000 shares,
    Series D Convertible - authorized 3,000,000 shares,
    Undesignated - authorized 2,000,000 shares,
  Common Stock, $.001 par value; authorized 25,000,000
    shares; issued and outstanding 21,783,478 and
    22,223,478 shares at December 31, 1999 and
    September 30, 2000, respectively                            24,530          24,030
      Less - Treasury stock - 2,246,131 and 2,306,131
     shares at December 31, 1999 and September 30,
     2000, respectively                                         (3,100)           (100)
  Additional paid-in capital                                59,203,167      58,941,667
  Accumulated deficit during development stage             (58,507,076)    (57,428,212)
  Foreign currency translation adjustment                                       14,204
                                                          ------------    ------------
  Total stockholders' equity                                   717,521       1,551,589
                                                          ------------    ------------
  TOTAL                                                   $  1,536,357    $  2,138,566
                                                          ============    ============

See notes to consolidated financial statements.

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                               Three Months Ended               Nine Months Ended       Period October 16,
                                                  September 30,                   September 30,           1987 (Date of
                                          ----------------------------    ----------------------------  Inception) Through
                                              2000            1999            2000            1999      September 30, 2000
                                          ------------    ------------    ------------    ------------  ------------------
OPERATING EXPENSES:
  Research and development                                                                $     51,170    $ 39,773,374
  Selling, general, and administrative    $    474,150    $    159,843    $  1,082,770         892,848      20,768,763
  (Gain) on disposition of fixed assets             --              --                        (109,696)        (47,896)
                                          ------------    ------------    ------------    ------------    ------------
      Total operating expenses                 474,150         159,843       1,082,770         834,322      60,494,241


OTHER INCOME (EXPENSE):
  Interest income                                1,974          15,737           6,675          23,133       2,459,021
  Interest expense                              (2,769)             --          (2,769)             --        (452,107)
                                          ------------    ------------    ------------    ------------    ------------
      Net other income (expense)                  (795)         15,737           3,906          23,133       2,006,914
                                          ------------    ------------    ------------    ------------    ------------
LOSS BEFORE INCOME TAXES                      (474,945)       (144,106)     (1,078,864)       (811,189)    (58,487,327)
PROVISION FOR INCOME TAXES                          --              --              --              --         (19,749)
                                          ------------    ------------    ------------    ------------    ------------
NET LOSS                                  $   (474,945)   $   (144,106)   $ (1,078,864)   $   (811,189)   $(58,507,076)
                                          ============    ============    ============    ============    ============

NET LOSS PER SHARE:
     Basic and Diluted                    $      (0.02)   $      (0.02)   $      (0.05)   $      (0.10)
                                          ============    ============    ============    ============

WEIGHTED-AVERAGE SHARES
     Basic and Diluted                      22,223,478       7,783,478      21,954,589       7,783,478
                                          ============    ============    ============    ============

See notes to consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------

                                                                Series A          Series B          Series C
                                                            Preferred Stock   Preferred Stock   Preferred Stock     Common Stock
                                                            ----------------  ----------------  ---------------  ------------------
                                                             Shares  Amount   Shares   Amount    Shares  Amount   Shares    Amount
Sale of Common Stock, October 16, 1987
  (date of inception) ($.16 per share, net)                                                                        549,020  $    55
Issuance of Common Stock in connection with patent
  acquisition ($.001 per share)                                                                                    235,294       24
Net loss, October 16, 1987 to March 31, 1988
Total comprehensive income (loss)
                                                          ---------  -------  -------  -------  -------  ------  ---------  -------
BALANCE AT MARCH 31, 1988                                         -        -        -        -        -       -    784,314       79
Net loss
Total comprehensive income (loss)
                                                          ---------  -------  -------  -------  -------  ------  ---------  -------
BALANCE AT MARCH 31, 1989                                         -        -        -        -        -       -    784,314       79
Net loss
Total comprehensive income (loss)
                                                          ---------  -------  -------  -------  -------  ------  ---------  -------
BALANCE AT MARCH 31, 1990                                         -        -        -        -        -       -    784,314       79
Acquisition of 235,294 shares of Common Stock
  ($.001 per share)
Net loss
Total comprehensive income (loss)
                                                          ---------  -------  -------  -------  -------  ------  ---------  -------
BALANCE AT MARCH 31, 1991                                         -        -        -        -        -       -    784,314       79
Retirement of Common Stock held in treasury                                                                       (235,294)     (24)
Issuance of Common Stock in exchange for notes
  and debt (with accrued interest) ($2.90 per share, net)                                                          431,372       43
Sale of Common Stock ($.82 per share, net)                                                                          24,510        2
Amortization of deferred compensation
Net loss
Total comprehensive income (loss)
                                                          ---------  -------  -------  -------  -------  ------  ---------  -------
BALANCE AT MARCH 31, 1992                                         -        -        -        -        -       -  1,004,902      100
Sale of Common Stock  ($7.67 per share, net)                                                                       557,475       55
Exercise of Common Stock options                                                                                     2,451        1
Amortization of deferred compensation
Change in par value of common stock
  from $.0001 to $.001                                                                                                        1,408
Net loss
Total comprehensive income (loss)
                                                          ---------  -------  -------  -------  -------  ------  ---------  -------
BALANCE AT MARCH 31, 1993                                         -        -        -        -        -       -  1,564,828  $ 1,564
Exercise of Common Stock options                                                                                       735        1
Sale of Series A Preferred Stock
  ($3.97 per share, net)                                  2,119,896  $ 2,120
Issuance of Series A Preferred Stock in
  exchange for notes ($4.50 per share)                      222,222      222
Issuance of Common Stock warrants
Amortization of deferred compensation
Net loss
Total comprehensive income (loss)
                                                          ---------  -------  -------  -------  -------  ------  ---------  -------
BALANCE AT MARCH 31, 1994                                 2,342,118  $ 2,342        -        -        -       -  1,565,563  $ 1,565
  (carried forward)                                       ---------  -------  -------  -------  -------  ------  ---------  -------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   Deficit
                                                                                 Accumulated    Foreign
                                                           Additional               During      Currency                 Total
                                                            Paid-In    Treasury  Development  Translation            Comprehensive
                                                            Capital     Stock       Stage      Adjustment    Total       Loss
                                                          -----------  -------- ------------- ----------- ----------- -------------
Sale of Common Stock, October 16, 1987
  (date of inception) ($.16 per share, net)               $    91,898                                     $   91,953
Issuance of Common Stock in connection with patent
  acquisition ($.001 per share)                                   276                                            300
Net loss, October 16, 1987 to March 31, 1988                                   $   (159,359)                (159,359)
Total comprehensive income (loss)                                                                                      $  (159,359)
                                                          -----------  ------   -----------    --------   ----------   ===========
BALANCE AT MARCH 31, 1988                                      92,174       -      (159,359)          -      (67,106)
Net loss                                                                           (495,520)                (495,520)
Total comprehensive income (loss)                                                                                      $  (495,520)
                                                          -----------  ------   -----------    --------   ----------   ===========
BALANCE AT MARCH 31, 1989                                      92,174       -      (654,879)          -     (562,626)
Net loss                                                                           (233,347)                (233,347)
Total comprehensive income (loss)                                                                                      $  (233,347)
                                                          ----------   ------   -----------    --------   ----------   ===========
BALANCE AT MARCH 31, 1990                                      92,174       -      (888,226)          -     (795,973)
Acquisition of 235,294 shares of Common Stock
  ($.001 per share)                                                    $ (300)                                  (300)
Net loss                                                                           (285,179)                (285,179)
Total comprehensive income (loss)                                                                                      $  (285,179)
                                                          -----------  ------   -----------    --------   ----------   ===========
BALANCE AT MARCH 31, 1991                                      92,174    (300)   (1,173,405)          -   (1,081,452)
Retirement of Common Stock held in treasury                      (276)    300
Issuance of Common Stock in exchange for notes
  and debt (with accrued interest) ($2.90 per share, net)   1,248,638                                      1,248,681
Sale of Common Stock ($.82 per share, net)                     19,998                                         20,000
Amortization of deferred compensation                         136,880                                        136,880
Net loss                                                                           (461,061)                (461,061)
Total comprehensive income (loss)                                                                                      $  (461,061)
                                                          -----------  ------   -----------    --------   ----------   ===========
BALANCE AT MARCH 31, 1992                                   1,497,414       -    (1,634,466)          -     (136,952)
Sale of Common Stock  ($7.67 per share, net)                4,275,223                                      4,275,278
Exercise of Common Stock options                                  624                                            625
Amortization of deferred compensation                         477,453                                        477,453
Change in par value of common stock
  from $.0001 to $.001                                         (1,408)
Net loss                                                                         (3,099,637)              (3,099,637)
Total comprehensive income (loss)                                                                                      $(3,099,637)
                                                          -----------  ------   -----------    --------   ----------   ===========
BALANCE AT MARCH 31, 1993                                 $ 6,249,306       -    (4,734,103)          -    1,516,767
Exercise of Common Stock options                                  187                                            188
Sale of Series A Preferred Stock
  ($3.97 per share, net)                                    8,411,370                                      8,413,490
Issuance of Series A Preferred Stock in
  exchange for notes ($4.50 per share)                        999,778                                      1,000,000
Issuance of Common Stock warrants                               2,119                                          2,119
Amortization of deferred compensation                       1,580,320                                      1,580,320
Net loss                                                                         (6,899,515)              (6,899,515)
Total comprehensive income (loss)                                                                                      $(6,899,515)
                                                          -----------  ------  ------------    --------   ----------   ===========
BALANCE AT MARCH 31, 1994                                 $17,243,080       -  $(11,633,618)          -   $5,613,369
  (carried forward)                                       -----------  ------  ------------    --------   ----------

                                                                                                                        (Continued)

BIOFIELD CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------

                                                            Series A           Series B          Series C
                                                        Preferred Stock    Preferred Stock    Preferred Stock      Common Stock
                                                       ------------------- ----------------- ----------------- --------------------
                                                        Shares    Amount    Shares  Amount    Shares   Amount    Shares  Amount
BALANCE AT MARCH 31, 1994                               2,342,118   2,342         -      -           -       -   1,565,563   1,565
  (brought forward)
Sale of Series B Preferred Stock
  ($4.04 per share, net)                                                    481,644    482
Issuance of Common Stock warrants
Amortization of deferred compensation
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 1994                            2,342,118   2,342   481,644    482           -       -   1,565,563   1,565
Sale of Series C Preferred Stock
  ($4.11 per share, net)                                                                     2,914,771   2,915
Issuance of Common Stock warrants
Amortization of deferred compensation
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 1995                            2,342,118   2,342   481,644    482   2,914,771   2,915   1,565,563   1,565
Sale of Common Stock  ($9.91 per share, net)                                                                     1,819,000   1,819
Conversion of Series A, Series B, and Series C
  Preferred Stock to Common Stock                      (2,342,118) (2,342) (481,644)  (482) (2,914,771) (2,915)  3,046,474   3,047
Exercise of Common Stock warrants                                                                                    2,058       2
Amortization of deferred compensation
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 1996                                    -       -         -      -           -       -   6,433,095   6,433
Sale of Common Stock ($2.92 per share, net)                                                                      2,867,670   2,868
Warrants exchanged for Common Stock                                                                                643,639     644
Exercise of Common Stock options                                                                                    50,674      50
Exercise of Common Stock warrants                                                                                    9,531      10
Issuance of Common Stock for consulting                                                                             25,000      25
  services ($4.00 per share, net)
Amortization of deferred compensation
Net loss
Foreign currency translation adjustment
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 1997                                    -       -         -      -           -       -  10,029,609  10,030
Repurchase of Common Stock                                                                                      (2,246,131)
Net loss
Foreign currency translation adjustment
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 1998                                    -       -         -      -           -       -   7,783,478  10,030
Sale of Common Stock ($.05 per share, net)                                                                      14,000,000  14,000
Net loss
Foreign currency translation adjustment
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 1999                                    -       -         -      -           -       -  21,783,478  24,030
Issuance of right to purchase Common Stock
  in lieu of compensation ($0.45 per share) (unaudited)
Sale of common stock ($0.05 per share) (unaudited)                                                                 500,000     500
Non cash compensation for majority shareholder
  and CEO (unaudited)
Repurchase of common stock (unaudited)                                                                             (60,000)
Net loss (unaudited)
Foreign currency translation adjustment (unaudited)
Total comprehensive income (loss) (unaudited)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT MARCH 31, 2000 (unaudited)                           -       -         -      -           -       -  22,223,478 $24,530
                                                       ==========  ======  ========  =====  ==========  ======  ========== =======

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                  Deficit
                                                                                Accumulated   Foreign
                                                        Additional                 During     Currency                  Total
                                                         Paid-In     Treasury   Development  Translation            Comprehensive
                                                         Capital       Stock       Stage      Adjustment    Total        Loss
                                                       ------------ ---------- ------------- ----------- ---------- -------------
BALANCE AT MARCH 31, 1994                                17,243,080         -   (11,633,618)         -    5,613,369
  (brought forward)
Sale of Series B Preferred Stock
  ($4.04 per share, net)                                  1,947,149                                       1,947,631
Issuance of Common Stock warrants                                 6                                               6
Amortization of deferred compensation                        14,859                                          14,859
Net loss                                                                         (4,959,312)             (4,959,312)
Total comprehensive income (loss)                                                                                    $ (4,959,312)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1994                             19,205,094         -   (16,592,930)         -    2,616,553
Sale of Series C Preferred Stock
  ($4.11 per share, net)                                 11,977,856                                      11,980,771
Issuance of Common Stock warrants                               161                                             161
Amortization of deferred compensation                       195,874                                         195,874
Net loss                                                                         (8,739,858)             (8,739,858)
Total comprehensive income (loss)                                                                                    $ (8,739,858)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1995                             31,378,985         -   (25,332,788)         -    6,053,501
Sale of Common Stock  ($9.91 per share, net)             18,026,419                                      18,028,238
Conversion of Series A, Series B, and Series C
  Preferred Stock to Common Stock                             2,692
Exercise of Common Stock warrants                            20,145                                          20,147
Amortization of deferred compensation                        26,093                                          26,093
Net loss                                                                        (10,036,090)            (10,036,090)
Total comprehensive income (loss)                                                                                    $(10,036,090)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1996                             49,454,334         -   (35,368,878)         -   14,091,889
Sale of Common Stock ($2.92 per share, net)               8,377,583                                       8,380,451
Warrants exchanged for Common Stock                            (644)
Exercise of Common Stock options                            168,541                                         168,591
Exercise of Common Stock warrants                            93,299                                          93,309
Issuance of Common Stock for consulting                      99,975                                         100,000
  services ($4.00 per share, net)                            62,579                                          62,579
Amortization of deferred compensation
Net loss                                                                        (10,151,041)            (10,151,041)
Foreign currency translation adjustment                                                       $  1,333        1,333
Total comprehensive income (loss)                                                                                    $(10,149,708)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1997                             58,255,667         -   (45,519,919)     1,333   12,747,111
Repurchase of Common Stock                                               (100)                                 (100)
Net loss                                                                        (10,654,597)            (10,654,597)
Foreign currency translation adjustment                                                         55,891       55,891
Total comprehensive income (loss)                                                                                    $(10,598,706)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1998                             58,255,667      (100)  (56,174,516)    57,224    2,148,305
Sale of Common Stock ($.05 per share, net)                  686,000                                         700,000
Net loss                                                                         (1,253,696)             (1,253,696)
Foreign currency translation adjustment                                                        (43,020)     (43,020)
Total comprehensive income (loss)                                                                                    $ (1,296,716)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1999                             58,941,667      (100)  (57,428,212)    14,204    1,551,589
Issuance of right to purchase Common Stock
  in lieu of compensation ($0.45 per share) (unaudited)     162,000                                         162,000
Sale of common stock ($0.05 per share) (unaudited)           24,500                                          25,000
Non cash compensation for majority shareholder
  and CEO (unaudited)                                        75,000                                          75,000
Repurchase of common stock (unaudited)                                 (3,000)                               (3,000)
Net loss (unaudited)                                                             (1,078,864)             (1,078,864)
Foreign currency translation adjustment (unaudited)                                            (14,204)     (14,204)
Total comprehensive income (loss) (unaudited)                                                                        $ (1,078,864)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT MARCH 31, 2000 (unaudited)                  $ 59,203,167   $(3,000) $(58,507,076)  $     --  $   717,521
                                                       ============   =======  ============   ========  ===========
                                                                                                                       (Concluded)

See notes to consolidated financial statements.

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                             Period October 16,
                                                                                         Nine Months           1987 (Date of
                                                                                      Ended September 30,    Inception) Through
                                                                                ----------------------------    September 30,
                                                                                     2000             1999          2000
                                                                                                                ------------
OPERATING ACTIVITIES
  Net loss                                                                      $ (1,078,864)   $   (811,189)   $(58,507,076)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                     23,598          59,762       2,531,419
    Amortization of premiums (discount) on short-term investments                                                    156,692
    Loss on disposal of property and equipment                                                                       154,289
    Loss on license and settlement agreement                                                                          49,026
    Loss on abandonment of patent applications                                                                       248,006
    Vendor settlements                                                                                               (77,257)
    Noncash compensation                                                             237,000                       2,947,451
    Gain from disposition of fixed assets                                                           (109,696)       (159,473)
    Interest paid in Common Stock                                                                                    297,148
    Changes in assets and liabilities:
      Other current assets                                                           (29,266)        (80,697)       (808,534)
      Other assets                                                                                    (9,862)       (218,459)
      Due to affiliate                                                                                                54,530
      Accounts payable and accrued expenses                                           55,858        (236,472)        544,688
                                                                                ------------    ------------    ------------
          Net cash used in operating activities                                     (791,674)     (1,188,154)    (52,787,550)
                                                                                ------------    ------------    ------------

INVESTING ACTIVITIES
  Acquisition of property and equipment                                              (43,852)         (5,029)     (2,608,681)
  Costs incurred for patents and patent applications                                 (12,254)        (12,152)       (771,274)
  Proceeds from sale of property and equipment                                                       290,936         294,748
  Purchases of short-term investments                                                                            (26,476,638)
  Proceeds from sales and maturities of short-term investments                            --              --      26,319,946
                                                                                ------------    ------------    ------------
          Net cash provided by (used in) investing activities                        (56,106)        273,755      (3,241,898)
                                                                                ------------    ------------    ------------

FINANCING ACTIVITIES
  Repayments of capitalized lease obligations                                                                        (82,234)
  Proceeds from issuance of Series A Preferred Stock - net                                                         8,413,490
  Proceeds from issuance of Series B Preferred Stock - net                                                         1,947,631
  Proceeds from issuance of Series C Preferred Stock - net                                                        11,980,771
  Proceeds from issuance of Common Stock and Common Stock warrants - net                                          31,498,206
  Proceeds from exercise of Common Stock options and Common Stock warrants            22,000                         304,860
  Proceeds from borrowings on line of credit                                         176,000                         176,000
  Proceeds from bank borrowings                                                                                      520,000
  Payment on bank borrowings                                                                                        (520,000)
  Repayment of advances from stockholder                                                                            (145,000)
  Repurchase of Common Stock held in treasury                                                                           (100)
  Proceeds from notes payable issued to stockholder and related party                     --              --       2,096,533
                                                                                ------------    ------------    ------------
          Net cash provided by (used in) financing activities                        198,000              --      56,190,157
                                                                                ------------    ------------    ------------
    NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (649,780)       (914,399)        160,709
    EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                                     (97,293)

  CASH AND CASH EQUIVALENTS:
    BEGINNING OF PERIOD                                                              713,196       1,430,765              --
                                                                                ------------    ------------    ------------
    END OF PERIOD                                                               $     63,416    $    516,366    $     63,416
                                                                                ============    ============    ============

                                                                     (continued)

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                 Period October 16,
                                                                                                    1987 (Date of
                                                                         Nine Months             Inception) Through
                                                                      Ended September 30,        September 30, 2000
                                                               -------------------------------     -------------
                                                                   2000              1999
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for interest                     $          --     $          --     $   59,409.00
                                                               =============     =============     =============

SUPPLEMENTAL SCHEDULE FOR NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Acquisition of property and equipment under
    capitalized lease transactions                                                                 $   82,234.00
                                                                                                   =============

  During the fiscal year ended March 31, 1994, the Company issued 222,222 shares of Series A Preferred
    Stock in exchange for an aggregate of $1 million in notes payable to a principal stockholder and a former
    Director:

    Notes payable                                                                                  $1,000,000.00
                                                                                                   -------------
    Issuance of Series A Preferred Stock                                                           $1,000,000.00
                                                                                                   =============

  At inception, the Company acquired the rights to a patent and assumed certain liabilities in exchange for 235,294 shares of Common Stock, as follows:

    Fair value of patent acquired                                                                  $  112,732.00
    Liabilities assumed                                                                               112,432.00
                                                                                                   -------------
    Issuance of Common Stock                                                                       $      300.00
                                                                                                   =============

  Pursuant to a license and settlement agreement with respect to an acquired patent (see above), the Company reacquired during the fiscal year ended
    March 31, 1991 its 235,294 shares of Common Stock issued in connection with the acquired patent, which was retired during the fiscal year ended March 31, 1992:

    Remaining carrying value of patent on date of
      license and settlement agreement                                                             $   49,326.00
    Common Stock returned to the Company                                                                  300.00
                                                                                                   -------------
    Loss on Settlement                                                                             $   49,026.00
                                                                                                   =============

  During the fiscal year ended March 31, 1992, the Company exchanged 431,372 shares of Common
    Stock for notes, debt and accrued interest payable to a principal stockholder:

    Notes payable                                                                                  $   96,660.00
    Debt                                                                                              854,873.00
    Accrued interest                                                                                  297,148.00
                                                                                                   -------------
    Issuance of Common Stock                                                                       $1,248,681.00
                                                                                                   =============

                                                                     (concluded)
See notes to consolidated financial statements.

                                 BIOFIELD CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY

The consolidated balance sheet as of September 30, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the three and/or nine month periods ended September 30, 2000 and 1999 and for the period October 16, 1987 (date of inception) through September 30, 2000 have been prepared by Biofield Corp. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and 1999 and for the period October 16, 1987 (date of inception) through September 30, 2000 have been made. During the interim periods reported on, the accounting policies followed are in conformity with accounting principles generally accepted in the United States of America and are consistent with those applied for annual periods as described in the Company's Registration Statement filed on Form 10-SB with the Securities and Exchange Commission (the "SEC") on August 11, 2000.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements, which include the financial position, results of operations, and cash flows for Biofield Corp. and Biofield International, should be read in conjunction with the financial statements for the year ended December 31, 1999 included in the Company's Registration Statement on Form 10-SB. The results of operations for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

2.  NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS No. 133") which, as amended, is effective for all fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, as amended, some contracts that were not formerly considered derivatives may now meet the definition of derivatives. We intend to adopt SFAS No. 133, as amended, effective January 1, 2001 and have determined that such adoption will not affect our financial position or results of operations.

In 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101, as amended by SAB No. 101B, is effective beginning in the fourth quarter of fiscal years beginning after December 15, 1999. We have assessed the impact of SAB No. 101 on our financial statements and have determined the effect of SAB No. 101 to not be material.

3. RECLASSIFICATIONS - Certain prior period amounts have been reclassified to conform with the current period presentation.

4. CONSOLIDATED FINANCIAL STATEMENTS - The consolidated financial statements include the accounts of the Company and Biofield International. All intercompany transactions and balances have been eliminated in consolidation.

5. NET LOSS PER SHARE - The basic and diluted loss per share is computed based on the weighted average number of common shares outstanding. Common equivalent shares are not included in the per share calculations since the effect of their inclusion would be antidilutive.

6. INVENTORY - Inventories consist primarily of finished medical devices, sensors, accessories and device and sensor component parts and are valued at the lower of cost or market. Cost is based upon the first-in-first-out ("FIFO") inventory valuation method.

                                           September 30, December 31,
                                               2000          1999
                                           -----------   -----------
                                           (unaudited)

          Components and supplies          $   108,214   $   100,882
          Finished goods                       596,939       596,939
                                           -----------   -----------

                                           $   705,153   $   697,821
                                           ===========   ===========


SUBSEQUENT EVENTS

On October 6, 2000, the Company amended its articles of incorporation to increase the number of authorized shares of common stock from 25,000,000 shares to 40,000,000 shares, and to reclassify all of the authorized shares of preferred stock to "undesignated preferred".

On December 15, 2000, the Company sold 3,000,000 shares of common stock pursuant to a private placement for net proceeds of approximately $1,500,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

                  As a development stage company, we have incurred net losses since inception through September 30, 2000 of approximately $58.5 million. We expect that operating losses will increase for at least the next several years as total costs and expenses increase, due principally to the FDA pre-market approval process for the Biofield Diagnostic System and additional clinical trials to be conducted in connection with this device, marketing and manufacturing expenses associated with the anticipated commercialization of the Biofield Diagnostic System and our other research and development activities. To date, we have not generated revenues from the commercialization of any products.

                  In November 1998, we decided to eliminate most of our operations due to lack of adequate financial resources. In December 1998, our common stock was delisted from trading on The Nasdaq Stock Market primarily due to our lack of compliance with certain financial requirements. In March 1999, we announced that our efforts would be directed to selling our existing technology and or raising additional capital and, thereafter, due to our inability to sell our technology or raise additional capital, we shut down all of our remaining operations.

                  In December 1999, we sold an aggregate of 14 million shares of our common stock for $700,000 to Dr. David Long, his son, Raymond, and their affiliated entities. Simultaneously with the sale, our Board of Directors appointed Dr. David Long as a director, whereupon the remaining directors and all of our executive officers resigned. Thereafter, Dr. David Long became our Chairman and Chief Executive Officer and took action to reconstitute our Board of Directors. Presently, we are in the process of re-commencing our operations. In the first part of 2000, we sold an additional 440,000 shares of our common stock to certain of our directors and then executive officers for an aggregate of $22,000. In addition, on December 15, 2000, we sold an aggregate of three million shares of our common stock for $1,500,000.

RESULTS OF OPERATIONS

Comparison of the Unaudited Nine Months Ended September 30, 2000 with the Unaudited Nine Months Ended September 30, 1999

                  Although we incurred $51,170 of net research and development expenses during the 1999 period, none of such expenses were incurred during the 2000 period. During the later part of 1999, we temporarily eliminated our research and development efforts and related infrastructure due to the then severe reduction in our available financial resources.

                  Selling, general and administrative expenses increased by approximately $190,000 or 21% to $1,082,770 in the 2000 period compared to $892,848 in the 1999 period. During the 1999 period, we temporarily closed our international operating unit, terminated substantially all of our employees (although we continued to have three senior employees on our payroll at September 30, 1999) and closed almost all of our operations. On December 28, 1999, we received additional funding and, in January 2000, we commenced our efforts to invest in our infrastructure for anticipated operating levels and future shipment of product (including preparation for re-registration of our CE mark and re-certification for ISO 9001, to enable us to engage in European sales of our product) and to re-register our common stock with the SEC. We also hired, in addition to our executive officers (one of whom, Dr. David Long, is working without any paid compensation), four contract consultants who essentially are employed on a full-time basis. In addition, during the 2000 period, we issued a net aggregate of 440,000 unregistered shares of our common stock to three newly-elected executive officers and two newly-appointed non-affiliated directors at a price of $0.05 per share in consideration for the agreement of our executive officers to a decreased level of compensation in 2000 and of our non-affiliated directors to forego other compensation in 2000. Since our common stock was selling in the over-the-counter market for an amount which was in excess of $0.05 per share, the difference, which aggregated $198,000, is being recognized ratably during the twelve months ending December 31, 2000.

                  In our quest for funding and to mitigate our liabilities, we sold fixed assets in the 1999 period for a net gain of $109,696. We had no similar transaction in the 2000 period.

                  Net interest income decreased by $19,227 or 83% to $3,906 in the 2000 period compared to $23,133 in the 1999 period, due to a decrease of our cash position as this cash was utilized in our operations.

                  As a result of the foregoing, we incurred a net loss of $1,078,864 in the 2000 period, compared to a net loss of $811,189 in the 1999 period.

Comparison of the Unaudited Three Months Ended September 30, 2000 with the Unaudited Three Months Ended September 30, 1999

                  Selling, general and administrative expenses increased by approximately $314,000 or 197% to $474,150 in the 2000 quarter compared to $159,843 in the 1999 quarter as a result of the funding we obtained on December 28, 1999, which then permitted us to invest in our infrastructure for anticipated operating levels and future shipment of product and to re-register our common stock with the SEC.

                  Net interest income decreased by $16,532 or 105% to net interest expense of $795 in the 2000 quarter compared to net interest income of $17,737 in the 1999 quarter, due to a decrease of our cash position as cash was utilized in our operations.

                  As a result of the foregoing, we incurred a net loss of $474,945 in the 2000 quarter, compared to a net loss of $144,106 in the 1999 quarter.

Liquidity and Capital Resources

                  We have financed our operations since inception almost entirely by the issuance of equity securities and interest income on the then unutilized proceeds from these issuances.

                  At September 30, 2000, we had working capital of $135,707, as compared to $988,083 at December 31, 1999, a decrease of $852,376. Our unrestricted cash and cash equivalents were $63,416 at September 30, 2000, as compared to $713,196 at December 31, 1999. Our invested funds consisted primarily of investment grade corporate obligations, money market funds and certificates of deposits. In addition, at December 31, 1999 and September 30, 2000, we had $109,300 of restricted cash, which is being held by a third party escrow agent, based upon an agreement between us and a former director and chief executive officer, which funds have been deposited for the payment of continued director and officer liability insurance covering our former directors and executive officers. The deposited funds are to be released to us from escrow over a three-year period as we obtain this insurance coverage; and if this coverage is not obtained, the remaining funds would be paid to this former director and chief executive officer. At September 30, 2000, we had approximately $705,000 of inventory, approximately $597,000 of which were finished goods, consisting of units of the Biofield Diagnostic System. All of these units are believed to be currently saleable at prices in excess of their carrying cost.

                  During 1999, our operating activities utilized $1,660,794 of net cash, primarily to fund operating activities, our investing activities provided $286,265 of net cash, primarily from the disposition of property and equipment, and our financing activities provided $700,000 of net cash from the private placement of our securities. During the 2000 period, our operating activities utilized $791,694 of net cash, primarily to fund operating activities, our investing activities used $56,106 of net cash, primarily to acquire property and equipment, and our financing activities provided approximately $198,000 of net cash, primarily from bank borrowings.

                  In November 1998, we decided to eliminate most of our operations due to lack of adequate financial resources and substantially all of our activities ceased. On December 28, 1999, in connection with the receipt of $700,000 of funding and as a condition of this funding, all of our then directors and executive officers resigned and their employment obligations were settled. A new Board of Directors subsequently took office, elected executive officers and took actions to recommence our operations. In June 2000, we obtained a $500,000 line of credit from California Bank & Trust, repayment of which has been personally guaranteed by our Chairman and Chief Executive Officer and his affiliates and secured by their collateral. As of September 30, 2000, we had drawn down $176,000 against this line. All borrowings under this line of credit were repaid in December and $500,000 of this line remained available to us as of March 1, 2001.

                  On December 15, 2000, we sold an aggregate of three million shares of our common stock for $1,500,000, the proceeds of which will be used for operating purposes, including for the repayment of draw-downs on our line of credit, which then will be replenished to $500,000 of availability, and to complete the relocation of our operations to California, the cost of which we estimate should not exceed $125,000. We believe that our current working capital, together with the line of credit, will be sufficient to meet our projected minimum operating needs and capital expenditures, at least through August 1, 2001, by which time we anticipate that we will have been able to consummate a private placement of our common stock, preferred stock or debt securities.

                  During the year ending December 31, 2001, we currently anticipate expending (i) approximately $650,000 on our research and development activities, primarily in data extraction and interpretation and in development activities relating to an enhanced version of the Biofield Diagnostic System, and (ii) approximately $350,000 on increased payroll, as we enhance our full-time employees by the planned addition of a vice president of regulatory and quality, a director of engineering, a director of quality assurance, a chief financial officer, a product support manager and supporting administrative personnel. We do not anticipate any significant capital expenditures. Although we do not currently have the financial resources to fund these activities, we anticipate that funding should be available through normal sales activity, an additional private placement of our common stock, preferred stock or debt securities during the first four months of 2001, followed by a more substantial private placement or possible public offering in the last half of 2001, although we cannot assure you that any such efforts will be successful.

                  Even if we are successful in obtaining further funding, which we cannot assure you will occur, we do not expect to generate a positive cash flow from our operations for at least several years, due to anticipated capital expenditures, research and development activities and working capital requirements including in connection with the expected commercialization of the Biofield Diagnostic System.

                  As of March 1, 2001, we did not have any material commitments for capital expenditures.

                  At December 31, 1999, we estimated that we had available net operating loss carry forwards of approximately $54.3 million for Federal and state purposes, which expire in years 2000 through 2019. However, substantially all of these carry forwards are not expected to be utilizable to reduce future taxable income, if any, as a result of limitations imposed by Section 382 of the Internal Revenue Code under the Tax Reform Act of 1986, due to ownership changes which occurred in 1992, 1995, 1997 and 1999.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

           We have made statements in this Quarterly Report on Form 10-QSB that are "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Sometimes these statements contain words like "may," "believe," "expect," "continue," "intend," "anticipate" or other similar words. These statements could involve known and unknown risks, uncertainties and other factors that might significantly alter the actual results suggested by the statements. In other words, our performance might be quite different from what the forward-looking statements imply. The following factors, as well as those discussed above in our Registration Statement on Form 10-SB, could cause our performance to differ from the expectations implied by our forward-looking statements:

           o inability to obtain capital for continued operations and the development and commercialization of our products.

           o inability to obtain FDA approval for our products in a timely manner, if at all.

           o      failure to obtain expected results in our clinical trials.

           o      technological obsolescence of our products.

           o      changes in governmental regulations in our principal markets.

           o inability to generate significant market acceptance of our products.

           o      failure to obtain customers for our products.

           o      inability to manage our growth.

           o      loss of our key employees.

           o      changes in general economic and business conditions.

           o inability to obtain third party reimbursement for use of our products.

           We have no obligation to release publicly the result of any revisions to any of our "forward-looking statements" to reflect events or circumstances that occur after the date of this Quarterly Report or to reflect the occurrence of other unanticipated events.

PART II.   OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      EXHIBITS
                                    None.

                  (b)      REPORTS ON FORM 8-K
                                    None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                BIOFIELD CORP.

Date: March 8, 2001             By: /s/ DAVID M. LONG
                                    -------------------------------
                                    David M. Long, Jr., M.D., Ph.D.
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date: March 8, 2001             By: /s/ JOHN D. STEPHENS
                                    -------------------------------
                                    John D. Stephens
                                    Senior Vice President and Chief
                                        Operating Officer
                                    (Principal Accounting and Financial Officer)