Form 10KSB
period 2000-12-31
BIOFIELD CORP \DE\
filed 2001-04-02
CIK 1007018

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------
                                   FORM 10-KSB
  (Mark One)
  |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
         For the fiscal year ended December 31, 2000

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from __________ to __________

                         Commission file number 0-27848

                                 BIOFIELD CORP.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

               Delaware                                   13-3703450
    ------------------------------                     ----------------
   (State or other jurisdiction of                     (I.R.S. employer
    incorporation or organization)                    identification No.)


 Suite M, 1025 North Nine Drive, Alpharetta, Georgia             30004
 ---------------------------------------------------           ----------
      (Address of principal executive offices)                 (Zip Code)

                    Issuer's telephone number: (770) 740-8180

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of class)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year:  $31,150

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

                  Approximately $3,763,500 based on the closing sale price ($0.55) on March 23, 2001, as reported by The Nasdaq Stock Market, Inc. InfoQuote service furnished by Financial Insight Systems, Inc.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                  As of March 26, 2001 - 22,917,347 shares of Common Stock.

         Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

GENERAL

                  We are a medical technology company that has developed a system for detecting breast cancer in a non-invasive and objective procedure.

                  Our technology is based on the principle that epithelial cancers, such as cancer of the breast, ovaries, skin, prostate and colon, are characterized by small changes in the electrical charge of the affected tissue. These changes, when they appear, result in a disruption, or depolarization, of the charge distribution found in normal epithelial tissue which lines many solid organs, including the stomach, colon, prostate, endometrium, lung and breast. Moreover, this depolarization appears to be progressive as cell transformation and carcinogenesis occur. This depolarization is measurable at the skin surface.

                  Our breast cancer diagnostic device, which we call the "Biofield(R) Diagnostic System", employs single-use sensors of our own design and a measurement device to detect and analyze changes associated with the development of epithelial cancers, such as breast cancer. The Biofield Diagnostic System takes multiple readings from an array of test points on the skin surface of the symptomatic breast and asymptomatic breast to measure differentials which may exist between test points. We believe that the analysis of these differentials, using a pre-programmed algorithm, provides useful diagnostic information. The device generally is intended to be used by physicians or by trained medical technicians under the supervision of a physician.

                  The Biofield Diagnostic System is intended to be used as an adjunct to physical examination or relevant imaging modalities to provide physicians and patients with immediate and objective information concerning the probability that a previously identified lesion is malignant or benign in women 55 years of age or younger and without regard to the size, weight or volume of the lesion. The device currently is not intended for non-palpable breast lesions, or for use with women over 55 years of age. We believe that the Biofield Diagnostic System, together with other available clinical information, could reduce diagnostic uncertainty and decrease the number of diagnostic procedures, including surgical biopsies, performed on suspicious breast lesions. In the limited clinical studies we have had conducted to date, the Biofield Diagnostic System performed statistically better in the clinically difficult subgroup of women 55 years old and younger, for whom certain diagnostic imaging modalities, such as mammography and ultrasound, are generally considered less effective.

                  The Biofield Diagnostic System has not been approved by the U.S. Food and Drug Administration and is not available for commercial distribution in the United States until such time, if at all, as the FDA gives pre-market approval. The laws of those countries which are members of the European Union permit us to begin marketing the Biofield Diagnostic System in these countries before marketing is permitted in the United States. We introduced the Biofield Diagnostic System in Europe at the end of September 2000 in conjunction with the 2nd European Breast Cancer Conference, by a mailing to conference attendees. However, marketing efforts, to date, have focused on several Middle-Eastern countries in which an interest was expressed following the Conference.

COMPANY HISTORY

                  We were originally organized as a New York corporation in October 1987 and, in 1992, re-incorporated in Delaware by merging into our wholly-owned Delaware subsidiary. In March 1996, we completed our initial public offering of 1,819,000 shares of our common stock at a purchase price of $11.00 per share, for aggregate proceeds of approximately $18 million (net of related expenses of approximately $2 million). In December 1997, we received net proceeds of approximately $8.4 million from the sale of an additional 2,867,670 shares of our common stock in a private placement. In connection with the private placement, we also issued an aggregate of 643,639 shares of our common stock in exchange for previously issued warrants. Such proceeds, along with other funds previously received, during the four years ended December 31, 1999, were utilized as follows: approximately $21,800,000 was spent for research and development which included the cost of engineering, manufacturing approximately 60 units of the Biofield Diagnostic System, clinical trials and related activities in connection with required governmental and regulatory approvals for the Biofield Diagnostic System including preclinical research related to the enhancement of the technology; and approximately $12,123,000 was spent for selling, general and administrative matters, including in connection with marketing activities, expenses associated with being a public company, public and investor relations, insurance, legal, accounting and administrative expenses, relocation expenses and expenses associated with the settlement of agreements with terminated personnel.

                  In November 1998, we decided to eliminate most of our operations due to lack of adequate financial resources, and thereafter, as we continued to be unsuccessful in raising any financial resources, we shut down all of our remaining operations. In December 1998, our common stock was de-listed from trading on The Nasdaq Stock Market for lack of compliance with the requirement to maintain at least $4 million of tangible net worth and to maintain a bid price of our common stock in excess of $1.00 per share. In March 1999, we terminated our reporting obligations under the Securities Exchange Act of 1934, since we had less than 300 holders of record of our common stock.

                  In December 1999, we sold 14 million shares of our common stock in a private placement for $700,000 to David M. Long, Jr., M.D., Ph.D., his son, Raymond A. Long, M.D., and their affiliated entities. This sale was approved by our Board of Directors, and shareholder approval was not required or obtained since the shares which were sold were unissued shares previously authorized by our shareholders. The sales price per share of $0.05 was the result of arms-length negotiation between the parties and was the only reasonable offer which our Board of Directors was able to obtain which it believed was in the best interests of our shareholders. Although the prices of our common stock in the over-the-counter market during the period from January 1, 1999 through the date of the sale ranged from $0.375 per share to $0.032 per share, no public information concerning our company had been released since we terminated our SEC reporting obligations in March 1999 and our Board of Directors did not believe that the public market sales prices reflected the true financial condition of our company. The Board of Directors did not retain a financial advisor to assist it in obtaining financing or in negotiating the sale in December 1999; however, our Board of Directors had contacted certain previous investors in our company and other parties who had advised our Board of a possible interest in an investment in our company, in each instance to no avail. Approximately $600,000 of the proceeds from this private placement were used for operating purposes, including for salaries, for legal and auditing expenses incurred in connection with the re-commencement of our operations and for regulatory consultants and the balance of approximately $100,000 were used for marketing expenses associated with the Biofield Diagnostic System.

                  Simultaneously with the December 1999 sale, our Board of Directors appointed Dr. David Long as a director, whereupon the remaining directors and all of our executive officers resigned. Thereafter, Dr. David Long became Chairman and Chief Executive Officer and took action to reconstitute our Board of Directors. Since this time, we have been in the process of re-commencing certain of our operations.

                  In May 2000, we resumed CE mark Certification and re-certified to ISO-9001 Quality Systems for the design, production management, sales and distribution of our Biofield Diagnostic System and accessories. This will permit us to again commence marketing of our equipment in certain European and other countries that recognize the CE mark. Commercial distribution within the United States is still a number of years away, since we need to complete our pre-market application to the FDA and have it approved.

                  In June 2000, we began a European Post Market Surveillance Study to support our anticipated European market launch of the Biofield Diagnostic System. The study includes patients with previously identified breast lesions and has been undertaken to confirm the safety, efficacy and clinical utility of the Biofield Diagnostic System. The initial preliminary results of this study were presented on September 28 in conjunction with the 2nd European Breast Cancer Conference, in Brussels, which was sponsored jointly by the European Breast Cancer Association, the European Senology Group, the European Breast Cancer Awareness Association and the European Oncology Association. Such initial preliminary results indicated that if the diagnostic work-ups of the first 41 study participants had been stopped, based on the clinical level of suspicion combined with a negative Biofield Test result, no cancers would have been missed. This conclusion still needs further confirmation by the study of additional cases, which currently are underway.

                  We commenced marketing of the Biofield Diagnostic System in Europe at the end of September 2000 in conjunction with the 2nd European Breast Cancer Conference, by a mailing to conference attendees. However, our marketing staff currently consists only of one person, headquartered in Europe, who is responsible for all worldwide marketing efforts which, to date, have focused on several Middle-Eastern countries in which an interest was expressed following the Conference. As of March 1, 2001, only one Biofield Diagnostic System had been sold, which was to an Asian distributor.

                  On September 6, 2000, our Board of Directors determined that it was necessary for our company to raise an additional $1,000,000 for operating expenses before the end of 2000, and determined to raise such funds through the private sale of authorized, unissued shares of our common stock. At such time, Dr. David Long offered his stand-by commitment to purchase any unsubscribed shares, if such shares were being sold for not more than $0.50 per share and the closing occurred prior to November 1, 2000, and he advised our Board that he would purchase such shares without any registration rights or any equity inducement, such as a further right to subscribe for additional shares in any further offering at a reduced price. During the thirty day period prior to September 6, the average closing price for our common stock, as reported by The Nasdaq Stock Market, Inc InfoQuote service furnished by Financial Insight Systems, Inc. was $0.439 per share and such closing price on September 5 was $0.39 per share. Thereafter, we attempted to sell our common stock at $0.50 per share and under the other terms offered by Dr. Long by contacting several larger previous investors in our company and other parties who had advised our officers and directors of a possible interest in investing in our company. Due to the small size of the proposed offering and the fact that our common stock was not trading on any recognized securities exchange, we did not retain a financial advisor to assist us in the offering. By November 1, 2000, and despite interest from several investor groups and Dr. Long's stand-by commitment, we were unable to place all of the offered shares of common stock; whereupon, Dr. Long agreed to extend his stand-by commitment until December 1, 2000. On December 1, 2000, only 1,518,000 shares of our common stock had been subscribed for at $0.50 per share and we advised Dr. Long that we intended to accept his stand-by commitment for the then unsubscribed portion of the $1,000,000 offering or 482,000 shares, and that he should wire transfer $241,000 to us for a closing during the week of

December 4, 2000. On such date, the closing price of our common stock, as reported by The Nasdaq Stock Market, Inc InfoQuote service furnished by Financial Insight Systems, Inc. was $0.40 per share. On December 2, 2000, Hambrecht & Quist Capital Management Inc. advised us that H&Q Life Sciences Investors and H&Q Healthcare Investors, investment companies for which it had investment authority, may be interested in participating in the offering if it were not too late. Our Board of Directors then determined to increase the size of the offering by $500,000 and to delay the closing thereof until December 18, 2000, and the other subscribers agreed to such extension and increase. The closing of the $1,500,000 private offering occurred on December 15, 2000 and 3,000,000 of our authorized, unissued shares of common stock were sold at such time, including 482,000 shares sold to Dr. Long. On such date, the closing price of our common stock, as reported by The Nasdaq Stock Market, Inc InfoQuote service furnished by Financial Insight Systems, Inc. was $0.57 per share.


BREAST CANCER

BACKGROUND

                  Breast cancer is one of the most common cancers among women and, notwithstanding the currently available detection modalities, is the leading cause of death among women aged 35 to 54. According to the American Cancer Society, approximately one in nine women in the United States will develop breast cancer during her lifetime. In 1999, the American Cancer Society estimated that during such year approximately 175,000 new cases of invasive breast cancer among women would be diagnosed in the United States, and that approximately 43,300 women would die as a result of the disease. Early detection of breast cancer is critical. There is widespread agreement that screening for breast cancer, when combined with appropriate follow-up, will reduce mortality from the disease.

                  The American Cancer Society recommends that all women over the age of 40 should undergo breast cancer screening (in the form of physical examination or mammography screening) as a routine part of preventative healthcare. For these women, the American Cancer Society has published guidelines for breast cancer screening, including: (i) monthly breast self-examinations, and (ii) an annual mammogram for women age 40 and older. As a result of family medical histories and other factors, certain women are at "high-risk" of developing breast cancer during their lifetimes. For these women, physicians often recommend close monitoring, particularly if a potentially pre-cancerous condition has been detected.

                  Each year approximately eight million women in the United States require diagnostic testing for breast cancer because of a physical symptom, such as a palpable lesion, pain or nipple discharge, discovered through self or physician examination (approximately seven million) or a non-palpable lesion detected by screening x-ray mammography (approximately one million). Once a physician has identified a suspicious lesion in a woman's breast, the physician may recommend further diagnostic procedures, including diagnostic mammography, ultrasound or fine needle aspiration. In each case, the potential benefits of additional diagnostic testing must be balanced against the costs, risks, anxiety and discomfort to the patient associated with undergoing the additional procedures. Each of the currently available non-surgical modalities for breast cancer detection has various clinical limitations.


SCREENING AND DIAGNOSTIC MODALITIES

                  Physical examinations may be conducted by a physician as part of a medical examination, or by a woman performing a breast self-examination; however, a physical examination of the breast can only detect relatively large lesions, which may be advanced cancers. Furthermore, physical examination of the breast does not reliably distinguish between malignant and benign tissue. More than half the women who menstruate will have a lump in a breast at some time during their life, but only a small percentage of these lumps will be malignant.

                  Mammography is an x-ray modality commonly used for both routine breast cancer screening and as a diagnostic tool . A mammogram produces an image of the internal structure of the breast which is intended to display lesions as blurry white spots against normal tissue. In a screening mammogram, radiologists seek to detect the presence of suspicious lesions, while in a diagnostic mammogram radiologists seek to characterize suspicious lesions. Mammograms require subjective interpretation by a radiologist and are often uncomfortable for the patient. Because x-ray mammography exposes the patient to radiation, the American Cancer Society recommends that mammograms be limited to one per year. In addition, x-ray mammography is considered to be less effective for women under the age of 50 who generally have radiographically dense breast tissue. The average cost of a diagnostic mammogram is approximately $120 to $160 per procedure, and requires the use of equipment ranging in cost from approximately $75,000 to $225,000. Due to the high costs associated with mammography equipment and the specialized training necessary to operate the equipment and to read the x-ray images, mammography is usually available only at specialty clinics or hospitals.

                  Ultrasound uses high frequency sound waves to create an image of soft tissues in the body. Like a mammogram, this image requires interpretation by a physician. Ultrasound's principal role in breast cancer diagnosis has been to assist the physician in determining whether a palpable lesion is likely to be a cyst (usually benign) or a solid mass (potentially cancerous). The average cost of an ultrasound of the breast is approximately $75 to $200 per procedure and requires the use of equipment ranging in cost from approximately $60,000 to $200,000. Like mammography, ultrasound is generally available only at specialty clinics or hospitals.

                  Other currently available non-surgical diagnostic techniques include fine needle aspiration, core needle biopsy and stereotactic needle biopsy. In each of these procedures, a physician seeks to obtain cell samples from a suspicious lesion through a needle for analysis by a cytopathologist. These procedures are invasive, require follow-up and range in cost from approximately $300 to $600 per procedure, and inadequate sampling often renders these procedures invalid.

                  Due in part to the limitations of the currently available modalities to identify malignant lesions, a large number of patients with suspicious lesions proceed to additional diagnostic procedures, including surgical biopsy, an invasive and expensive procedure. Approximately 750,000 surgical biopsies are performed each year in the United States, of which approximately 500,000 result in the surgical removal of benign breast tissue. The average cost of a surgical biopsy ranges from approximately $1,000 to $5,000 per procedure. In addition, surgical biopsy can result in pain, scarring and anxiety to the patient. Patients who are referred to biopsy usually are required to schedule the procedure in advance and generally must wait several days to receive their biopsy results.


THE BIOFIELD DIAGNOSTIC SYSTEM

                  The Biofield Diagnostic System is intended to provide physicians and patients with immediate and objective information concerning the probability that the lesion is proliferative or non- proliferative. Based upon such information, a physician can recommend whether or not the lesion should be biopsied or followed up. Only a biopsy, followed by microscopic examination, can determine whether a lesion is benign or malignant. A breast examination utilizing the Biofield Diagnostic System, called the "Biofield Test", is non-invasive and can be performed in a physician's office by a physician or a medical technician in less than 20 minutes. Single-use sensors of our design are arranged on the skin surface in and around the quadrant of the breast where a suspicious lesion has been identified and in corresponding locations on the asymptomatic breast. A suspicious lesion is generally detected through physical examination or a mammogram. Sensor readings are measured and analyzed using a pre- programmed algorithm. The Biofield Diagnostic System generally is intended only to be used as an adjunct to physical examination or relevant imaging modalities in women 55 years of age or younger who have palpable breast lesions. We have determined through our clinical testing that, in women over 55 years of age, the device did not demonstrate significant enough variations. In addition, mammograms tests do not perform as well with younger women. As a result, we determined to focus the use of the device on women with palpable lesions under 56 years in age.

                  The output from a Biofield Test will be part of a written report that will include an objective reading based on a standard clinical measure (known as level of suspicion or LOS). These results will be rated as LOS 1 - "normal/no finding", LOS 2 - "probably benign" or LOS 3 - "malignancy not excluded". The higher the BDS output, the greater the probability the patient has proliferative disease or cancer in the area examined. This information, together with other available clinical information, then can be used by the physician to make further treatment decisions, including whether to proceed to surgical biopsy. We believe that the Biofield Diagnostic System will offer patients and physicians several advantages compared with currently available modalities used in breast cancer diagnosis, including the following:

         o It will provide the patient and physician with immediate, objective test results that characterize a lesion and indicate the probability that a suspicious lesion is highly proliferative, proliferative or non-proliferative.

         o It is non-invasive, since all measurements are taken from sensors placed on the skin surface.

         o Unlike x-ray mammography, there is no exposure to radiation or breast compression, which will allow the test to be repeated as often as needed, especially important for women at high risk for developing breast cancer and patients requiring follow-up examination.

         o In limited clinical studies to date, it has performed better in the clinically difficult subgroup of younger women for whom diagnostic imaging modalities are generally considered less effective.

         o The diagnostic examination can be performed by a physician or medical technician in less than 20 minutes in a physician's office.

         o The estimated cost of the device is expected to be significantly less than the cost of purchasing and installing diagnostic x-ray mammography or other diagnostic imaging equipment. We believe that the per procedure costs of testing with the device of between $60 and $125, should be competitive with current costs of diagnostic mammography and ultrasound.

         o It should be preferred by third party payors of health care costs, since it has the potential of reducing the number of diagnostic tests, including surgical biopsies, performed on suspicious lesions.

CLINICAL STUDIES

                  We have used the Biofield Diagnostic System to test over 3,000 participants in the United States, Europe and Japan, involving women with suspicious breast lesions. The basic protocol for our clinical trials provided for women with suspicious lesions, detected either by x-ray mammography screening or a physical examination (self or by physician), to be tested with the Biofield Diagnostic System before surgical biopsy. Women who participated in our clinical trials had undergone diagnostic work-ups, which often included a series of tests, before proceeding to biopsy. In each of our studies, the results obtained were then compared to the biopsy results. Based on our clinical studies to date, and although the Biofield Diagnostic System cannot determine the presence of breast cancer in all cases, we believe that the Biofield Diagnostic System, together with other available information, could reduce diagnostic uncertainty and decrease the number of diagnostic procedures, including surgical biopsies, performed on suspicious lesions.

                  The Biofield test is intended to be conducted under the supervision of a medical practitioner licensed by law to the use of the Biofield Diagnostic System, and both the technician performing the Biofield test and the supervising physician must have undergone appropriate training. The Biofield test does not replace the usual screening methods for detecting breast lesions by mammography or palpation, nor evaluation using biopsy when appropriate. Moreover, efficacy in patients with a history of breast cancer or breast augmentation, as well as patients who have had recent fine needle aspiration of a suspicious lesion or who have undergone chemotherapy or radiation therapy within three years, have not been fully evaluated by our research and it is not known whether the Biofield test is applicable for these patients. Furthermore, certain conditions are believed to confound the results of the Biofield test, and patients with these conditions have been excluded from our studies. These conditions include women who have undergone active tamoxifen or raloxifene therapy within the past three months, women with clinically diagnosed active mastitis, women with visible or known dermatological conditions or other physical abnormality precluding the application of all necessary sensors, women with a known allergy to adhesives or ECMs used to apply electrocardiogram or electroencephalogram sensors, women with only a single breast, women with active electrically powered implanted devices, women with breast tattoos and nipple jewelry and pregnant woman.

OTHER POSSIBLE PRODUCT

                  Based on our clinical experience with the Biofield Diagnostic System for testing women that have symptoms of breast cancer (often referred to as symptomatic women) and our belief that the electrophysiological characteristics of cancer are similar for both lesions that can be felt in a physical examination (palpable) and those lesion that cannot be felt in a physical examination (non-palpable lesions), we believe that our technology should be adaptable for breast cancer screening in women who have not demonstrated any symptoms of breast cancer (often referred to as asymptomatic women). Based on this belief, we are developing a prototype design of an enhanced version of the Biofield Diagnostic System which may be useful as a screening system. The enhanced version of the Biofield Diagnostic System will contain additional data channels to allow for more sensors to surround the breast or other area where a lesion is present and an algorithm to better analyze the data received. However, we have not yet completed a final sensor configuration for the proposed device, nor have we commenced any clinical testing for the proposed device, since we believe that the protocol for a full-scale clinical trial would involve significant financial resources. As a result, we cannot assure you when, if ever, any further efforts will be made to complete the development of the proposed device.

                  We believe that the need exists for products which will provide early and accurate detection of types of cancers found in the epithelial tissue other than breast cancer. On-going preclinical research has been designed to obtain additional scientific knowledge of the fundamentals underlying our core technology and to identify new applications based on our technology for the detection of other cancers, including cancer of the ovaries, skin, prostate and colon. However, due to the cost of this research and our limited financial resources, we have not pursued any efforts in this regard since 1996, and we cannot assure you when, if ever, any further efforts will be undertaken.

GOVERNMENT REGULATION

                  The manufacture and sale of medical devices intended for commercial distribution are subject to extensive governmental regulation both in the United States and abroad.

UNITED STATES REGULATIONS

                  The FDA regulates the research, testing, manufacture, safety, labeling, storage, record keeping, advertising, distribution and production of medical devices in the United States under the Food, Drug and Cosmetic Act.

                  FDA'S PRE-MARKET CLEARANCE AND APPROVAL REQUIREMENTS. Unless an exemption applies, no medical device can be marketed in the United States without receiving either "510(k) clearance" or "PMA approval" in advance from the FDA. The FDA's 510(k) clearance process usually takes from four to 12 months, but it can take longer. The process of obtaining PMA approval is much more costly, lengthy and uncertain; it generally takes from one to three years and can take even longer. We cannot assure you that 510(k) clearance or PMA approval will ever be obtained for any product that we may propose to market in the United States.

                  The FDA decides whether a device must undergo either the 510(k) clearance or PMA approval process, based upon statutory criteria. These criteria include the level of risk that the FDA perceives is associated with the device and a determination as to whether the device to be cleared is within a type that is similar to devices that are already legally marketed. Devices deemed to pose relatively less risk are placed in either class I or II, which requires the manufacturer to submit a pre- market notification requesting 510(k) clearance, unless an exemption applies. The pre-market notification must demonstrate that the device to be cleared is "substantially equivalent" in intended use and in safety and effectiveness to a legally marketed "predicate device" that is either in class I or class II, or is a "preamendment" class III device (i.e., one that was in commercial distribution before May 28, 1976) for which the FDA has not yet decided to require PMA approval. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or PMA approval.

                  Devices deemed by the FDA to pose the greatest risk (e.g., life-sustaining, life-supporting or implantable devices) or deemed not substantially equivalent to a legally marketed predicate device, are placed in class III. Such devices are required to undergo the PMA approval process in which the manufacturer must prove the safety and effectiveness of the device to the FDA's satisfaction. An application for PMA approval must provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, manufacturing, labeling and promotion. After approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, its labeling or its manufacturing process. As part of the PMA review, the FDA will typically inspect the manufacturer's facilities for compliance with Quality System Regulation, requirements which impose elaborate testing, control, documentation and other quality assurance procedures.

                  Upon submission, the FDA determines if the application for PMA approval is sufficiently complete to permit a substantive review, and, if so, the application is accepted for filing. The FDA then commences an in-depth review of the application, which typically takes one to three years, but may take longer. The review time is often significantly extended as a result of the FDA asking for more information or clarification of information already provided. The FDA also may respond with a "not approvable" determination based on deficiencies in the application and require additional clinical trials that are often expensive and time consuming and can delay approval for months or even years. During the review period, an FDA advisory committee, typically a panel of clinicians, likely will be convened to review the application and recommend to the FDA whether, or upon what conditions, PMA approval should be considered. Although the FDA is not bound by the advisory panel decision, the panel's recommendation is important to the FDA's overall decision making process.

                  If the FDA's evaluation of the application is favorable, the FDA typically issues an "approvable letter," requiring the applicant's agreement to specific conditions (e.g., changes in labeling) or specific additional information (e.g., submission of final labeling) in order to secure final approval of the application. Once the approvable letter is satisfied, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the manufacturer. The PMA can include post-approval conditions that the FDA believes are necessary to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in significant adverse enforcement action, including the loss or withdrawal of the approval. The PMA process can be expensive and lengthy, and we cannot assure you that any application for PMA approval made by us will ever be approved for marketing the covered device. Even after approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, its labeling or its manufacturing process.

                  A clinical trial may be required in support of a 510(k) submission or an application for PMA approval. Such trials generally require an Investigational Device Exemption application approved in advance by the FDA for a limited number of patients, unless the product is deemed a non-significant risk device eligible for more abbreviated IDE requirements. The IDE application must be supported by appropriate data, such as animal and laboratory testing results. Clinical trials may begin if the IDE application is approved by the FDA and the appropriate institutional review boards at the clinical trial sites.

                  In December 1996, we submitted to the FDA our application for PMA approval of the Biofield Diagnostic System. Our application was based principally upon the results of clinical trials on over 1,200 women tested at six U.S. medical institutions under the direction of physicians involved in breast cancer diagnosis and treatment. In February 1997, the FDA informed us that our application had not been accepted for filing and requested us to respond to the following deficiency:

         "The design of the clinical trial is not valid. You have tested several algorithms on the PMA data set and selected the one that gave the most desired results. This is not an accepted procedure for definitive data sets. You will need to select a final algorithm. Then you must test it with an independent data set for sensitivity, specificity, etc. The design of the clinical trial must provide data that supports the indications for use which should include the impact on patient management."

                  Since then, we have had discussions with the FDA about the design and protocol for additional clinical trials in support of the re-submission of our application for PMA approval of the Biofield Diagnostic System. The timing of patient enrollment in our additional clinical trials will depend upon completion of our development of a clinical trial design and protocol acceptable to the FDA and our receipt of approval to conduct the additional clinical trials from the institutional review boards of the proposed study sites, and we cannot assure you that the FDA's design requirements will not significantly prolong the time required to complete our clinical trials. The enrollment phase of the additional clinical trials is expected to take several months or longer, followed by data analysis. The time necessary to complete the additional clinical trials will depend upon numerous factors, including the overall design of the studies, the number of patients to be included, the criteria for patient inclusion, the ability to recruit and enroll patients and the time required to analyze the clinical results. We currently anticipate starting the enrollment phase for additional clinical trials by the end of 2001. We also have completed additional clinical trials in Europe. In addition, a Pre-Market Surveillance Study currently is in progress in Europe, which should provide another 200 to 300 cases performed under real-life conditions in the field where the Biofield Diagnostic Device will be used.

                  We believe that the information from these clinical studies and the Study, after evaluation, should provide additional evidence on efficacy for the FDA. After such evaluations, additional actions would still need to be taken in preparation for submission to the FDA of our application for PMA approval. The principal actions would consist of hiring a regulatory staff, meeting with the FDA to discuss our proposed submission, setting up clinical trial sites, obtaining necessary IRB approvals, procuring the necessary devices and sensors and conducting additional clinical trials. Thereafter, we would conduct additional data evaluation and redraft our application to the FDA for PMA approval. We expect that the entire process will take from one to three years before our application would be submitted and that the process will cost up to $8 million, which is expected to be funded through the public sale and private placement of newly issued securities and through the initial sales, outside of the United States, of the Biofield Diagnostic System. We cannot assure you that we will be able to obtain the funds to support our efforts, that the FDA will accept our application for filing, that the clinical data we obtain will support PMA approval, or that we will obtain PMA approval in a timely fashion, if at all.

                  PERVASIVE AND CONTINUING FDA REGULATION. A host of regulatory requirements apply to marketed devices, including labeling regulations, the Quality System Regulation (which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures), the Medical Device Reporting regulation (which requires that manufacturers report to the FDA deaths or serious injuries associated with regulated products and product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur, and the FDA's general prohibition against promoting products for unapproved or "off-label" uses. Class II devices also can have special controls (e.g., performance standards, post-market surveillance, patient registries and FDA guidelines) that do not apply to class I devices. We cannot assure you that unanticipated changes in existing regulatory requirements or adoption of new requirements would not have a significant adverse effect on our business and financial condition.

                  Upon commencing commercial distribution, we will be subject to inspection by the FDA to determine compliance with regulatory requirements. If the FDA finds that we have failed to comply, it can institute a wide variety of enforcement actions. The FDA sometimes issues a public warning letter, but also may pursue more severe remedies such as fines, injunctions, and civil penalties against us; recall or seizure of our products; operating restrictions, partial suspension or total shutdown of our production; refusing our requests for 510(k) clearance or PMA approval of new products; withdrawing product approvals already granted; and criminal prosecution. Any FDA enforcement action could have a significant adverse effect on our business and financial condition.

                  OTHER U.S. REGULATION. We must comply with numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and hazardous substance disposal. We cannot assure you that we will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a significant adverse effect on our business and financial condition.

                  Unapproved products subject to the FDA's pre-market application requirements must receive prior FDA export approval to be marketed outside of the United States, unless they are approved for use by a member country of the European Union (Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Portugal, Spain, Sweden and the United Kingdom) or certain other countries including Australia, Canada, Israel, Japan, New Zealand, Switzerland and South Africa, in which case they can be exported to any country provided that certain limited FDA notification requirements are met.

FOREIGN REGULATIONS

                  Sales of medical device products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approvals required by foreign countries may be longer or shorter than that required for FDA approval, and requirements for licensing may differ from FDA requirements.

                  To sell medical devices within the European Union, companies are required to achieve compliance with the requirements of the Medical Devices Directive issued by the European Union and be capable of affixing a "CE" marking on their medical devices to attest to this compliance. To achieve a CE marking, the device is required to meet the Essential Requirements as defined under the Directive, relating to safety and performance of the device, and the company must successfully undergo verification of its regulatory compliance (known as a "conformity assessment") by an appropriate approved standards agency or "notified body". The company also is required to comply with additional national requirements that are beyond the scope of the Directive.

                  We have received approval by the notified body KEMA-Registered Quality, Inc. to market the Biofield Diagnostic System and our sensors under the CE Mark Certification, and this notified body has granted certified ISO-9001 Quality System status for design, production management, sales and distribution of the Biofield Diagnostic System. In order to obtain such approvals, KEMA personnel conducted a detailed review of our technical files and records and reviewed certain of our medical research files; however, KEMA did not conduct any confirming research. KEMA did not comment on our clinical research. At the conclusion of the review, KEMA provided to us a Certificate of Conformity for the product category "electropentials systems for the diagnosis of epithelial cancers". KEMA did not offer any endorsement of the efficacy of the Biofield Diagnostic System.

                  The CE Mark Certification and the ISO-9001 Quality System status (which status is subject to semi-annual audit by KEMA) permit us to commence sales in Europe and other countries that recognize CE Mark Certification, without obtaining any further regulatory approval. Since we anticipate that our initial distribution will be in Europe, our failure to maintain compliance with appropriate Directive and other applicable requirements could have a significant adverse effect upon our business.

MANUFACTURING

                  We are a development and marketing company and do not manufacture any of our products or prototypes. We have used contract manufacturers who meet current quality system regulations and good manufacturing practices requirements imposed by the FDA to produce the initial quantities of the Biofield Diagnostic Device and disposable sensors used in our clinical trials, and intend to continue to use contract manufacturers to satisfy our additional needs for future clinical studies and for the production of commercial quantities, when and if we engage in commercial sales. Electronic components and raw materials used in the Biofield Diagnostic Device and our sensors are available from numerous suppliers. Some components are stock items, while others have been designed and manufactured to our specifications. The specifications for the Biofield Diagnostic Device and our sensors are treated as a trade secret. We own certain molds and other equipment used to manufacture our components, although these items are located at our contract manufacturers.

                  SeaMED Corporation has been the contract manufacturer for our Biofield Diagnostic Device, pursuant to an agreement which currently expires May 15, 2001. We have requested pricing information from SeaMED and two other contract manufacturers and intend to select one of them as our contract manufacturer at the expiration of our current agreement. SeaMED warrants the manufactured equipment for a period of 12 months after delivery or 15 months after order placement, which ever is shorter. SeaMED also performs repair and service pursuant to an agreement with us which expires on May 1, 2001, subject to automatic annual renewal if the agreement is not terminated by either party within 90 days before the end of the then current term. Our arrangement with SeaMED requires us to have SeaMED manufacture at least 50% of our requirements for the Biofield Diagnostic Device (except to the extent manufactured by Asian headquartered manufacturers for sale in Asia) until May 2001. We have arranged with Ludlow Technical Products Inc. to contract manufacture the sensors we have designed for use with the Biofield Diagnostic Device who, in turn, has contracted with Dow Pharmaceutical Sciences to supply the gel which is used with our sensors.

                  We have determined to seek qualification of a second manufacturer for the device, but have determined not to seek an additional source of supply for our sensors at this time. Although we have commenced the process to qualify a second manufacturer, by selecting a possible supplier, such supplier currently is reviewing an engineering unit of the device and has not yet submitted a proposal to us. For additional information, see "Risk Factors - If Our Single Source Suppliers Are Unable to Deliver, Our Business Would Suffer."

MARKETING AND SALES

GENERAL

                  As a result of the large number of diagnostic procedures that are performed on suspicious breast tissue in the United States, we intend to focus our marketing efforts on the clinical ability of the Biofield Diagnostic System to reduce diagnostic uncertainty and decrease the number of diagnostic tests performed on these suspicious lesions. We believe that the market for the Biofield Diagnostic System will include physicians involved in the detection and management of breast cancer, including radiologists, gynecologists, general surgeons, breast surgeons and general practitioners, as well as hospitals and clinics. We anticipate that, if the Biofield Diagnostic System is approved by the FDA, we will market this product in the United States through one or more distribution partners. We have not commenced discussions with any potential distribution partners and we cannot assure you that any discussions which we may have will result in any strategic or other relationship.

                    We believe that physicians who use the Biofield Diagnostic System will probably set a procedure cost for use of our device which will be competitive with the current procedure costs of diagnostic mammography and ultrasound. Although we have not sold the Biofield Diagnostic System in the U.S., at such time, if at all, as we receive pre-market approval from the FDA, we currently expect to price the device at under $30,000, which will be substantially less than the cost of diagnostic mammography equipment or ultrasound systems, which range in price from approximately $60,000 to $225,000. We also currently expect to price our single-use sensors at approximately $80.

                  The laws of certain European countries permit us to begin marketing the Biofield Diagnostic System in Europe before the FDA permits marketing in the United States. We introduced the device in Europe at the end of September 2000 in conjunction with the 2nd European Breast Cancer Conference, by a mailing to conference attendees. However, our marketing staff currently consists only of one person, headquartered in Europe, who is responsible for all worldwide marketing efforts which, to date, have focused on several Middle-Eastern countries in which an interest was expressed following the Conference. In such efforts, we have priced the device at approximately $30,000 and our single-use sensors at approximately $80. As of March 1, 2001, only one Biofield Diagnostic System had been sold, which was to an Asian distributor.

                  We have limited internal marketing experience and personnel. Our current marketing/sales staff consists solely of our vice president - worldwide sales and marketing, who is headquartered in Switzerland. To market the Biofield Diagnostic System or any other products we may develop, we will have to develop a marketing and sales force with technical expertise and distribution capabilities.

EFFECT OF THIRD PARTY REIMBURSEMENT

                  Suppliers of health care products and services are greatly affected by Medicare, Medicaid and other government insurance programs, as well as by private insurance reimbursement programs. Third party payors (i.e., Medicare, Medicaid, private health insurance, health administration authorities in foreign countries and other organizations) may affect the pricing or relative attractiveness of our products by regulating the maximum amount of reimbursement provided for by these payors to the physicians and clinics utilizing our products, or by taking the position that reimbursement is not available, at all, for the attendant procedures.

                  We believe that the availability and level of third party reimbursement will impact the decisions of physicians, clinics and hospitals to purchase and use our products and, thereby, affect the pricing of our products. In the United States, many patients are reimbursed for mammograms, in amounts which vary considerably by the location in which the procedure is performed. Our intended marketing strategy is to obtain approval of payments to physicians using our products, to work with professional organizations to foster awareness and support for our products and to enlist the assistance of opinion leaders in making presentations to health care administrators to inform them of the benefits of the additional data provided by the Biofield Diagnostic System and of the potential pharmaco-economic benefits resulting from its use.

                  Several states and the federal government are investigating a variety of alternatives to reform the health care delivery system and reduce and control health care spending. These reform efforts include proposals to limit spending on health care items and services, limiting coverage for new technology and limiting or controlling the price health care providers and drug and device manufacturers may charge for their services and products. The scope and timing of these reforms cannot be predicted, but if adopted and implemented, these reforms could have a significant adverse effect on our business.

                  Reimbursement for use of the Biofield Diagnostic System in international markets will vary and be determined on a country-by-country basis. Although we intend to pursue efforts to obtain reimbursement status in major European markets, we do not yet have a schedule for commencing these efforts and cannot assure you of the level of success, if any, of our efforts once commenced. In the countries comprising the Europe Union as well as those other countries that recognize CE Mark certification, our ability to achieve any market penetration may depend upon the availability of third party governmental reimbursement. Initially, we expect that the Biofield Diagnostic System will be used in situations where the patient is responsible for the cost of the procedure.

PATENTS AND PROPRIETARY INFORMATION

                  We have a number of issued U.S. and foreign patents, the earliest of which expires in 2007, relating to our products and technology, and have applications for a number of patents pending. Since the technology applicable to our products is rapidly developing, any patent rights which we have or may obtain may not provide us with any competitive advantage. A number of companies may have filed applications for, or have been issued, patents relating to technology that is similar to some of the technology developed or used by us.

                  We also seek to protect our intellectual property rights through a combination of trade secret, non-disclosure and other contractual arrangements. We generally enter into confidentiality agreements with our employees, consultants, vendors and clinical investigators and attempt to limit access to and distribution of our proprietary information.

                  We may be required to obtain licenses to patents or other proprietary rights from third parties. We cannot assure you that any licenses required under any patents or proprietary rights would be made available to us on acceptable terms, if at all. If we are unable to obtain required licenses, we could encounter delays in product development or find that the development, manufacture or sale of products requiring these licenses could be foreclosed.

                  From time to time, we may support and collaborate in research conducted by universities and governmental research organizations to obtain rights to use the resulting technical information and any inventions which may arise from these efforts. In these circumstances, it is not unusual for the university or research organization to retain certain rights, which then could be licensed to others.

LICENSES AND OTHER AGREEMENTS

                  We are a party to several licensing and royalty arrangements relating to the Biofield Diagnostic System, as well as to prior versions of this product.

                  We have a royalty agreement with Teiresias, Inc. and its founder who provided consulting services to us in connection with the original design and fabrication of an early prototype of the Biofield Diagnostic System, if we use depolarized, pre-gelled electrodes with the Biofield Diagnostic System. The Biofield Diagnostic System no longer uses these electrodes and we do not currently anticipate that it will do so.

                  We have a royalty arrangement under a terminated employment agreement with Mark L. Faupel, Ph.D., our former Vice President, Research and Development, pursuant to which we were obligated to pay royalties based on two percent of gross sales of a prior version of the Biofield Diagnostic Device and its sensors, which are no longer being marketed, and one percent of gross sales of any pre-gelled electrodes used in connection with the Biofield Diagnostic Device, through 2005 or until these royalties reach $8 million, whichever comes first.

                  We have a 1992 royalty agreement with Abel Laboratories, Inc., an affiliate of our Chairman and Chief Executive Officer, Dr. David Long. Under our agreement, Abel assigned to us all of its rights and interests in all inventions and/or technology conceived and/or developed by it in connection with laboratory services performed by it for us which relate to the use of bioelectronics in the diagnosis, screening or management of disease, infection, ovulation or other bioelectric events. Under our agreement, Abel is entitled to royalties of 5% of net sales of products incorporating any of these inventions or technology which are embodied in any patent issued to us, during the life of the patent, up to a maximum of $2 million per patent, as well as a portion of the proceeds we may receive from the license of these patents to others. As of March 1, 2001, one patent has been issued to us which is covered by this agreement.

                  On October 16, 2000, we entered into a license agreement with Cardio Dynamics International Corporation, a manufacturer of disposable electrical bio-impendence devices, for its use of our interconnect design patent on cables to be manufactured by it. The initial term of the agreement expires on December 31, 2003 and is renewable by Cardio Dynamics for an additional two years provided that we are able to agree on a minimum royalty for such additional term. The fee to be paid to us for the non-exclusive license is based upon the number of devices manufactured under the agreement which constitute a licensed product. We have the right to terminate the agreement if we do not receive minimum royalties of $19,770 with respect to the year 2001, $46,890 with respect to the year 2002 and $98,465 with respect to the year 2003.

RESEARCH AND DEVELOPMENT

                  All of our research and development activities have been related to our core technology and our attempt to commercialize this technology. Since we are still in the development stage, our research and development activities have been substantial. During 1998, our research and development expenses aggregated approximately $6.7 million. During 1999 and 2000, due to a severe reduction in our available financial resources and our decision to curtail operations, we reduced these expenses to approximately $293,000 and $60,000, respectively. We anticipate that these expenditures, which will be limited by our available financial resources, will continue to be substantial for at least the next several years. We expect to fund these expenditures from the issuance of our equity securities, assuming that a market for our equity securities exists, revenues from operations, if any, and third party loans, if obtainable.

COMPETITION

                  The medical device industry generally, and the cancer diagnostic and screening segments in particular, are characterized by rapidly evolving technology and intense competition. Existing breast cancer diagnostic tools will compete with our Biofield Diagnostic Device, including imaging equipment such as MRI systems manufactured by Hitachi Medical Corporation of America, Royal Philips Electronics, Siemens AG, Toshiba America Medical Systems and others; x-ray mammography equipment manufactured by General Electric Company, Royal Philips Electronics, Siemens AG, Picker International division of Marconi plc and others; ultrasound or high frequency ultrasound systems manufactured by Aligent Technologies Inc., Siemens AG, Toshiba America Medical

Systems, Royal Philips Electronics and others; stereotactic needle biopsy devices manufactured by Royal Philips Electronics, Johnson and Johnson Company, Siemens AG and others; thermograph devices manufactured by Scanted Medical Inc. and Lifeline BioTechnologies Inc.; blood and/or genetic tests manufactured by Bayer Corporation, Hoffman-La Roche Ltd., Eli Lilly and Company and others; and electrical impedance and transilluminational devices manufactured by TranScan Research & Development Co. Ltd. Other emerging cancer diagnostic devices and technologies which might compete with the Biofield Diagnostic System, include OmniCorder, manufactured by BioScan Screening Systems, Inc., which looks at changes in blood flow surrounding cancer using themography for viewing and recording heat patterns and R2 Technology, Inc.'s IMAGECHECKER (R), a computer-aided detection device for mammography. In addition, other companies which produce devices utilizing these tools, as well as other companies which may be developing, or could in the future attempt to develop, additional products which assist in diagnosing cancers, including non-invasive products, could compete with the Biofield Diagnostic System.

                  Substantially all of these companies have significantly greater resources and name recognition than we do and substantially greater expertise than us in research and development. Since all of these companies have existing products, they each possess substantially greater experience in manufacturing, marketing and obtaining regulatory approvals.

                  Our competitors may succeed in developing or marketing technologies and products that are more effective than those developed or marketed by us or that would render our technology and products obsolete or noncompetitive. Additionally, we cannot assure you that we will be able to successfully compete against these competitors and potential competitors. Although we believe that our products may offer certain advantages over our competitors' products, earlier entrants in the market for a diagnostic application often obtain and maintain significant market share relative to later entrants, such as us.

                  Physicians using currently existing imaging equipment, or other diagnostic techniques, may determine not to use the Biofield Diagnostic System or any other products that we may develop. Currently, mammography is employed widely and sales, if any, of the Biofield Diagnostic System will, in part, be dependent on our ability to demonstrate its additional clinical utility as an adjunct to mammography and/or physical examination, and its advantages over other available diagnostic tests and products.

EMPLOYEES

                  As of March 20, 2001, our only full-time employees were our three executive officers - Dr. David M. Long, Jr., John D. Stephens and Nancy Bruyneel, one of whom is involved primarily in management, financial and administrative functions, one of whom is involved primarily in marketing and one of whom is involved primarily in data management and supervises our research and development activities. In addition, as of such date, we had five part-time employees and use substantial time of an independent consultant. We believe that our employee relations are good. None of our employees is covered by a collective bargaining agreement.

                  Due to the specialized scientific nature of our business, we are highly dependent upon our ability to timely attract and retain qualified scientific, technical and managerial personnel. The loss of the services of existing personnel, as well as our failure to recruit key scientific, technical and managerial personnel in a timely manner would be detrimental to our research and development programs and to our business. Our anticipated growth and expansion into areas and activities requiring additional expertise, such as marketing, will require the addition of new management personnel. Competition for qualified personnel is intense and we cannot assure you that we will be able to timely attract and retain qualified personnel necessary for the development of our business.

RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY

                  We have had a limited history of operations. Since our inception in October 1987, we have engaged principally in the development of the Biofield Diagnostic System, which has not been approved for sale in the United States. Consequently, we have little experience in manufacturing, marketing and selling our products.

WE EXPECT TO CONTINUE TO INCUR SIGNIFICANT OPERATING LOSSES

                  We currently have no significant source of operating revenue and have incurred net operating losses since our inception. At December 31, 1999, we had an accumulated deficit of $57,428,212, which had increased to $58,950,445 at December 31, 2000. These losses have resulted principally from costs incurred in research and development and clinical trials and from general and administrative costs associated with our operations. We expect operating losses to continue for at least the next several years due principally to the anticipated expenses associated with the pre-market approval process for the Biofield Diagnostic System, the development of, and additional clinical trials for, the Biofield Diagnostic System, the proposed commercialization of the Biofield Diagnostic System and other research and development activities.

OUR BUSINESS MAY NEVER BECOME PROFITABLE

                  Our ability to achieve profitability will depend, in part, on our ability to obtain regulatory approvals for the Biofield Diagnostic System and any other proposed products, and to develop the capacity to manufacture and market any approved products either by our self or in collaboration with others. We cannot assure you when, or if, we will receive required regulatory approvals for the development and commercial manufacturing and marketing of the Biofield Diagnostic System or any other proposed products, or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability are highly uncertain.

WE WILL REQUIRE SIGNIFICANT ADDITIONAL CAPITAL TO CONTINUE
TO DEVELOP OUR PRODUCTS, WHICH MAY NOT BE AVAILABLE

                  We expect that we will need up to $8 million to complete all the steps necessary to receive approval from the FDA, including clinical trials and regulatory matters and still substantial additional funds for operating expenses, other research and development programs and marketing programs. If we can gain any level of market acceptance for our products, still more additional funding would be needed for commercialization of our products and the internal costs attendant thereto. Moreover, our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments, including commitments to previous service providers and others which are contingent upon improvement in our cash position and have been extended until some indefinite future time when our cash position improves, are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained. We do not expect to generate positive cash flow for at least several years, if at all, due to expected increases in capital expenditures, working capital needs and ongoing losses, including the expected cost of commercializing the Biofield Diagnostic

System. However, our cash requirements may vary significantly from those now planned due to the progress of research and development programs, results of clinical testing, relationships with strategic partners, if any, changes in the focus and direction of our research and development programs, competitive and technological advances, the FDA and foreign regulatory processes and other factors. We cannot assure you that additional financing will be available when needed or, if available, will be available on acceptable terms. Insufficient funds will prevent us from implementing our business strategy and will require us to delay, scale back or eliminate certain, or all, of our research and product development programs or to license to third parties rights to commercialize products or technologies that we otherwise would seek to develop ourselves.

OUR PRODUCTS ARE IN THE EARLY STAGE OF DEVELOPMENT AND WE MAY NEVER BE
ABLE TO BRING THEM TO MARKET OR SUSTAIN THEIR SALES AFTER REGULATORY APPROVAL

                  Before any of our products that we are currently developing can be marketed and sold, we must undertake substantial research and development. All new products face a high degree of uncertainty, including the following:

         o We may not receive regulatory approval to perform human clinical trials for the products we currently have planned or we may be unable to successfully complete our ongoing clinical trials.

         o The results from preclinical studies and clinical trials may not be indicative of results that will be obtained in later-stage testing.

         o We may not be able to timely recruit a sufficient number of patients for our clinical trials. Delays in planned patient enrollment may result in increased costs and delays.

         o We may not be able to obtain U.S. regulatory approval if we are unable to demonstrate that the product is safe and effective for the intended use, and obtaining regulatory approval may take significantly more time and cost significantly more money than anticipated.

         o We may determine that the product has undesirable or unintended side effects or other characteristics that may make it impossible or impracticable for us to continue development or which may limit the product's commercial use.

         o We may not be able to produce the product in commercial quantities at reasonable cost.

         o We may not be able to successfully market the product or to find an appropriate corporate partner, if necessary, to assist us in the marketing of the product.

         o        The product may not gain satisfactory market acceptance.

         o The product may be superceded by another product commercialized for the same use or may infringe patents issued to others, which would prevent us from marketing and selling the product.

         o After approval, the product may be recalled or withdrawn at any time as a result of regulatory issues, including those concerning safety and efficacy.

                  If we are unable to develop products that we can successfully market, our business, financial condition and results of operations will be significantly and adversely affected.

WE ARE CURRENTLY DEPENDENT ON A SINGLE PRODUCT
WHICH HAS NOT YET BEEN COMMERCIALIZED

                  Although we are in the process of developing additional applications for our product based on our core technology, none of these applications is expected to result in a commercial product for at least several years, if at all. Consequently, until it is approved for commercial distribution in the United States, limited distribution of the Biofield Diagnostic System in Europe will account for substantially all of our revenues. Failure to gain U.S. regulatory approval or market acceptance for the Biofield Diagnostic System would have a significant adverse effect on our business.

WE MAY NOT BE ABLE TO COMMENCE MARKETING OUR PRODUCTS AS PLANNED

                  While we currently anticipate commencing marketing of our Biofield Diagnostic System in certain European countries by the end of this year, we cannot assure you that we will meet this schedule as we do not currently have the necessary financial resources or personnel. If were are unable to begin marketing as planned, our business could be significantly and adversely affected.

OUR CONTRACT MANUFACTURERS MAY BE UNABLE TO
PRODUCE COMMERCIAL QUANTITIES OF OUR PRODUCTS

                  Our current contract manufacturers have manufactured limited quantities of our products and we cannot assure you that they will be able to manufacture in larger volume, when or if the need may arise. If this situation occurs, our business could be significantly adversely affected.

IF OUR SINGLE SOURCE SUPPLIERS ARE UNABLE TO DELIVER, OUR BUSINESS WOULD SUFFER

                  The qualification of additional or replacement suppliers for our products and their components is a lengthy process, and would take up to nine months to be qualified once such suppliers are identified. For certain services and components, we currently rely on single suppliers. If we encounter delays or difficulties with our third-party suppliers in producing, packaging or distributing our products and their components, market introduction and subsequent sales would be significantly adversely affected. If we are required to rely on alternative sources of supply, we cannot assure you that we will be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. If we are unable to obtain or retain qualified suppliers and contract manufacturers on commercially acceptable terms, we will not be able to commercialize our products as planned. Our dependence upon third parties for the manufacture and supply of our products and components may significantly adversely affect our ability to attain a profit and our ability to develop and deliver our products on a timely and competitive basis.

WE MAY NOT BE ABLE TO ADAPT OUR TECHNOLOGY TO OTHER PRODUCTS

                  We cannot assure you that our technology can be adapted for breast cancer screening or for the detection of other cancers. Furthermore, we also cannot assure you even if we can adapt any proposed devices, that these devices would be submitted for FDA approval (or for approval by any comparable foreign regulatory bodies) or would be commercially viable.

WE DO NOT CURRENTLY HAVE THE FINANCIAL RESOURCES
TO DEVELOP OUR TECHNOLOGY TO OTHER PRODUCTS

                  Due to our limited financial resources, we do not know when, if at all, we will be able to commence development efforts for any of our other proposed products. If we are unable to develop any additional products or uses for our current product, our business could be adversely affected.

WE MAY NOT BE ABLE TO OBTAIN GOVERNMENT REGULATORY
APPROVAL TO MARKET AND SELL OUR PRODUCTS

                  Regulation by governmental authorities in the United States is a significant factor in the manufacture and marketing of our products as well as our research and development activities. All of our proposed products will require regulatory approval by governmental agencies before commercialization and our products must undergo rigorous preclinical and clinical testing and other pre- market approval procedures by the FDA. Once we begin to develop a product, the necessary actions, including pre-clinical and clinical trials, needed to obtain required regulatory approval to commercialize that product and begin to market it to the public are expected to take a number of years. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of medical devices. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, will require us to expend substantial resources. If we fail to obtain or are otherwise substantially delayed in obtaining, regulatory approvals, our business and operations could be significantly and adversely affected. The regulation of medical devices, particularly in Europe, continues to develop and there we cannot assure that, as new laws and regulations are adopted, these actions will not have an adverse effect on us.

OUR PRODUCTS ARE SUBJECT  TO CONTINUING REVIEW BY THE FDA
WHICH COULD IMPACT OUR ABILITY TO SELL THEN IN THE FUTURE

                  Changes to our products or the manner in which they are used after they are approved will require additional approval by the FDA. Our failure to receive approval of such a change on a timely basis, or at all, would have a significant adverse effect on our business.

A FAILURE OF OUR CONTRACT MANUFACTURERS TO COMPLY WITH FDA
REGULATIONS WOULD IMPACT OUR ABILITY TO SELL OUR CURRENT PRODUCT

                  We cannot assure that our manufacturers will be in compliance with the FDA's quality system regulations and good manufacturing practices when they are inspected by the FDA, or that they will maintain this compliance. A failure to maintain compliance could significantly delay approval of our pre-market application to the FDA for the Biofield Diagnostic System or prevent us from marketing the Biofield Diagnostic System if we obtain this approval, and would have a significant adverse effect on our business.

IF FOREIGN REGULATORY APPROVALS ARE WITHDRAWN, OUR BUSINESS WILL SUFFER

                  We can not assure you that the foreign regulatory approvals that we have received, which allow us sell the Biofield Diagnostic System in certain foreign countries, will not be withdrawn. Our failure to continue to maintain these approvals or to obtain any additional foreign approvals could have a significant adverse effect on our business.

CHANGES TO HEALTH CARE REIMBURSEMENT COULD ADVERSELY AFFECT US

                  Our ability to successfully commercialize our products will depend, in part, on the extent to which reimbursement for the cost of our products and related treatment will be available from government health administration authorities, private health insurers and other organizations. These third-party payers are increasingly challenging the price of medical products and services. Several proposals have been made that may lead to a government-directed national health care system. Adoption of this type of system could further limit reimbursement for medical products, and we cannot assure you that adequate third-party coverage will be available to enable us to establish, and then maintain, price levels sufficient to realize an appropriate return on our investment in product development. In addition, we also cannot assure you that the U.S. government or foreign governments will not implement a system of price controls. Any system might significantly and adversely affect our ability to market our products profitably.

WE EXPECT TO ENCOUNTER DIFFICULTY IN HIRING REQUIRED PERSONNEL AND THE LOSS OF ANY KEY PERSONNEL WOULD ADVERSELY AFFECT OUR OPERATIONS

                  As a small medical technology company, we are heavily dependent upon the talents of key personnel. Since we only recently have started to recommence our operations, we have not yet hired all of the required personnel we will need. Competition for qualified personnel in the biotechnology industries is intense and we do not know if we will be successful in our recruitment efforts. If we are unable to attract, and then retain, qualified personnel, our operations would be significantly adversely affected.

OUR LIMITED MARKETING AND SALES EXPERIENCE AND CAPABILITY COULD
IMPACT OUR ABILITY TO SUCCESSFULLY SELL OUR CURRENT PRODUCTS

                  We currently do not have a marketing or sales organization to market the Biofield Diagnostic System. If we are unable to build and then maintain a marketing organization and a sales force, either directly or through third parties, our financial condition and operating results would be significantly adversely affected.

OUR RESULTS OF OPERATIONS MAY SUFFER IF FOREIGN TRADE
IS RESTRICTED OR FOREIGN REGULATIONS ARE MODIFIED

                  We intend to commence commercial sales of the Biofield Diagnostic System in Europe before we commence this activity in the United States, where sales cannot occur unless and until we receive pre-market approval from the FDA. Thus, until the time, if at all, as we receive approval from the FDA to market the Biofield Diagnostic System, our revenues, if any, will be derived from international sales. A significant portion of our revenues, therefore, may be subject to the risks associated with international sales, including foreign regulatory requirements, economic or political instability, shipping delays, fluctuations in foreign currency exchange rates and various trade restrictions, all of which could have a significant impact on our ability to deliver products on a competitive and timely basis. Future imposition of, or significant increases in the level of, customs duties, export quotas or other trade restrictions could have a significant adverse effect on our business.

WE FACE SUBSTANTIAL COMPETITION IN THE MEDICAL TECHNOLOGY
FIELD AND MAY NOT BE ABLE TO SUCCESSFULLY COMPETE

                  The medical technology industry is highly competitive, particularly in the area of cancer screening and diagnostic products. We are likely to encounter significant competition with respect to our Biofield Diagnostic System, as well as any other products we may develop. A number of companies are engaged in the same field as us, and many of these companies have significantly greater financial, technical and marketing resources than us. In addition, many of these companies may have more established positions in the industry and may be better equipped than us to develop, refine and market their products.

OUR PRODUCTS MAY BE RENDERED OBSOLETE BY RAPID TECHNOLOGICAL CHANGES

                  Methods for the detection of cancer are subject to rapid technological innovation and we cannot assure you that technological changes will not render our the Biofield Diagnostic System and our proposed products obsolete. Likewise, we cannot assure you that the development of new types of diagnostic medical equipment or technology will not have a significant adverse effect on the marketability of the Biofield Diagnostic System or any other products developed by us. Commercial availability of these products could render our products obsolete, which would have a significant adverse effect on our business.

PRODUCT LIABILITY CLAIMS IN EXCESS OF THE AMOUNT OF OUR
INSURANCE WOULD SIGNIFICANTLY AFFECT OUR FINANCIAL CONDITION

                  Our business exposes us to potential product liability risks which are inherent in the testing, manufacturing and marketing of cancer detection products. Significant litigation, none of which has involved us, has occurred in the past based on allegations of false negative diagnoses of cancer. While the Biofield Diagnostic System does not purport to diagnose any patient, we cannot assure you that we will not be subjected to future claims and potential liability. While we currently maintain general liability insurance in the aggregate amount of $2 million, with a per occurrence limit of $1 million, and additional umbrella insurance in the aggregate amount of $1 million, we cannot assure you that claims against us arising with respect to our products will be successfully defended or that the insurance then carried by us will be sufficient to cover liabilities arising from these claims. A successful claim against us in excess of our insurance coverage would, in most instances, deplete our assets and have a significant adverse effect on our business. Furthermore, we cannot assure that we will be able to continue to obtain or maintain liability insurance on acceptable terms.

OUR CONTRACT MANUFACTURERS USE POTENTIALLY HAZARDOUS
MATERIALS, THE REPLACEMENT OF WHICH COULD AFFECT OUR COSTS

                  Although we do not manufacture any of our products, we understand that various cleaning solvents, used in connection with the contract manufacture of our products, may contain potentially hazardous materials. As a result, our contract manufacturers, in the future, could become subject to stringent federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of these materials. We cannot assure you that we will not incur significant future price increases imposed by our contract manufacturers to comply with environmental laws, rules, regulations and policies, or that our business will not be significantly and adversely affected by current or future environmental laws, rules, regulations and policies or by any releases or discharges of hazardous materials.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY
RIGHTS, WE COULD LOSE OUR COMPETITIVE ADVANTAGE

                  Our commercial success will be dependent upon proprietary rights that we own or license. We cannot assure you that any of our pending patents will issue or that any of our issued patents will not be invalidated or will provide us protection that has commercial significance. Litigation may be necessary to protect our patent positions, which could be costly and time consuming. If any of our key patents that we own or license are invalidated, our business may be significantly adversely affected. In addition, other companies may have trade secrets or may independently develop know-how or obtain access to our trade secrets, know-how or proprietary technology, which could significantly and adversely affect our business.

WE DO NOT HAVE THE FINANCIAL RESOURCES TO ENFORCE
AND DEFEND ALL OF OUR INTELLECTUAL PROPERTY RIGHTS

                    The actions which we may take to protect our intellectual property may not be adequate to deter misappropriation of this property. We do not have adequate financial resources to finance the high cost required to enforce, through litigation, all of our intellectual property rights. In addition, litigation could result in a substantial diversion of managerial time and resources, which could be better and more fruitfully utilized on other activities.

OUR PRODUCTS MAY INFRINGE THIRD PARTY INTELLECTUAL PROPERTY RIGHTS

                  Other companies may have filed applications for, or have been issued, patents and obtained other proprietary rights to technology which may be potentially useful to us. Since we do not have the resources to maintain a staff whose primary function is to investigate the level of protection afforded to third parties on devices and components which we use in our products, it is possible that a third party could successfully claim that our products infringe on their intellectual property rights. If this were to occur, we may be subject to substantial damages, and we may not be able to obtain appropriate licenses at a cost we could afford and we may not have the ability to timely redesign our products. If we are required to pay damages or are unable to obtain these rights, our business could be significantly and adversely affected.

OUR STOCK PRICE HAS BEEN VOLATILE

                  The price of our common stock has fluctuated substantially since our initial public offering in 1996. The market price for our common stock, like that of the common stock of many other medical device companies, is likely to continue to be highly volatile.

OUR PRINCIPAL STOCKHOLDER CAN CONTROL MOST MATTERS
REQUIRING APPROVAL BY ALL OF OUR STOCKHOLDERS

                  Dr. David Long, our Chairman and Chief Executive Officer, and his son, Raymond, and their respective affiliated entities, beneficially own an aggregate of 15,346,908 shares of our common stock, or 60.9% of our outstanding shares. As a result, Dr. David Long has the ability to determine the election of our directors, direct our policies and control the outcome of substantially all matters which are subject to the vote of our stockholders. This concentration of ownership, among other things, also may increase our difficulty in raising necessary financing.

IF WE ISSUE ANY OF OUR AVAILABLE PREFERRED STOCK,
OUR STOCKHOLDERS COULD BE ADVERSELY IMPACTED

                  In addition to our authorized shares of common stock, we are authorized to issue 12,300,000 shares of preferred stock. Our Board of Directors may, at any time, determine to issue shares of preferred stock in connection with our future financing needs. The rights and preferences of these shares of preferred stock will be superior to those of our common stock and may adversely affect the rights of the holders of our common stock.

OUR STOCKHOLDERS COULD BE ADVERSELY AFFECTED
BY THE ANTI-TAKEOVER EFFECTS OF DELAWARE LAW

                  We are subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person becomes an interested stockholder, unless the business combination is approved in a prescribed manner or unless the interested stockholder acquires at least 85% of the corporation's voting stock (excluding shares held by certain designated stockholders) in the transaction in which it becomes an interested stockholder. A "business combination" includes mergers, asset sales and other transactions resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an "interested stockholder" is a person who, together with affiliates and associates, owns, or within the previous three years did own, 15% or more of the corporation's voting stock. This provision of the Delaware law could delay and make more difficult a business combination even if the business combination would be beneficial, in the short term, to the interests of our stockholders and also could limit the price certain investors might be willing to pay in the future for shares of our common stock.

WE DO NOT EXPECT THAT WE WILL PAY DIVIDENDS

                  We have never declared or paid any cash dividends on our capital stock and do not intend to pay any cash dividends in the foreseeable future.

RESALES OF RESTRICTED SHARES HELD BY OUR CURRENT DIRECTORS AND
EXECUTIVE OFFICERS MAY LOWER THE MARKET PRICE OF OUR COMMON STOCK

                  At March 1, 2001, 22,917,347 shares of our common stock were outstanding, of which approximately 6,842,800 shares were freely tradable by the holders of these shares without limitations under the Securities Act of 1933. Substantially all of the remaining shares of our outstanding common stock were held by our current executive officers and directors and their affiliated entities, who are generally subject to the volume and other limitations of Rule 144 promulgated under the Securities Act of 1933. These persons, after they have held their shares for a period of one year, are eligible to sell their shares pursuant to the volume and other limitations of Rule 144. Three months after these persons are no longer deemed to be our affiliates, and provided that they have held their shares for more than one year, they will be able to sell their shares without restriction under Rule 144. Sales of substantial amounts of our restricted shares of common stock in the public market, or the perception that these sales could occur, could adversely affect the trading price of our common stock and could impair our ability to raise funding through an offering of our equity securities.

FUTURE ISSUANCES OF OUR SECURITIES MAY BE DILUTIVE TO OUR STOCKHOLDERS

                  We will need additional capital to fund our future operations through public or private financings or collaborative licensing or other arrangements with corporate partners. If additional funds are raised by issuing equity securities, dilution to our existing stockholders will occur. As of March

1, 2001, options to purchase a total of 358,531 shares of our common stock were outstanding with a weighted average exercise price of $4.68 per share, 352,281 of which were then exercisable. In addition, 1,438,529 shares of our common stock were available for future option grants under our stock option plans. To the extent that any of the foregoing options are exercised, the interests of our stockholders would be diluted.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

                  We have made statements in this Annual Report on Form 10-KSB that are "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Sometimes these statements contain words like "may," "believe," "expect," "continue," "intend," "anticipate" or other similar words. These statements could involve known and unknown risks, uncertainties and other factors that might significantly alter the actual results suggested by the statements. In other words, our performance might be quite different from what the forward- looking statements imply. The following factors, as well as those discussed above in Item 1 - "Description of Business", could cause our performance to differ from the implied results:

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

                  We have no obligation to release publicly the result of any revisions to any of our "forward-looking statements" to reflect events or circumstances that occur after the date of this Report or to reflect the occurrence of other unanticipated events.

ITEM 2.           DESCRIPTION OF PROPERTY

                  All of our operations currently are conducted from our offices located at Units M and K, 1025 Nine North Drive, Alpharetta, Georgia. We lease our office space, which comprises approximately 4,000 square feet, on a month-to-month basis for an aggregate monthly payment of $2,020.

                  We are moving our operations to 2737 Via Orange Way, Spring Valley, California and will occupy approximately 5,000 square feet of furnished and laboratory equipped space to be subleased from Abel Laboratories, an affiliate of Dr. David Long, our Chairman and Chief Executive Officer. We believe that the cost of such move, including moving expenses and relocation costs of employees, should not exceed $125,000. The subleased space currently is leased by Abel at an annual cost of $52,584 under a lease expiring April 1, 2004. Abel will sublease the space to us at its cost. We believe that the terms and conditions of this sublease are no less favorable to us than those which would be available from an unaffiliated third party.

ITEM 3.           LEGAL PROCEEDINGS

                  We are not a party to any pending legal proceeding which is not routine litigation incidental to our business or which involves a claim for damages exceeding 10% of our current assets, nor are we aware of any proceeding that a governmental authority is contemplating.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matter was submitted to a vote of our securities holders during the fiscal quarter ended December 31, 2000.


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  Our common stock, par value $.001 per share, traded, until February 9, 1999, on the Nasdaq National Market, at which time it was delisted as a result of our continued failure to comply with certain listing requirements. Since that date, and until July 21, 2000, our common stock was quoted on the OTC Bulletin Board. Commencing July 24, 2000, our common stock has been listed in the "Pink Sheets" published by The National Quotation Bureau, Inc.

                  The following table sets forth the high and low per share sales prices for our common stock (a) as reported by The Nasdaq Stock Market, Inc. for the periods indicated through February 9, 1999, and (b) as reported by as reported by The Nasdaq Stock Market, Inc. InfoQuote service furnished by Financial Insight Systems, Inc. for the periods thereafter.

YEAR ENDED DECEMBER 31, 1999                           HIGH SALE      LOW SALE
- ----------------------------                           ---------      ---------

First Quarter                                            0.3750         0.0938
Second Quarter                                           0.2188         0.0469
Third Quarter                                            0.1562         0.0625
Fourth Quarter                                           0.2344         0.0312

YEAR ENDED DECEMBER 31, 2000

First Quarter                                            2.2500         0.1250
Second Quarter                                           1.0312         0.3438
Third Quarter                                            1.3500         0.3000
Fourth Quarter                                           1.0200         0.3400

YEAR ENDING DECEMBER 31, 2001 (THROUGH MARCH 23)

First Quarter (through March 23)                         0.8400         0.2800

                  On March 23, 2001, the closing sale price for our common stock was $0.55, as reported by The Nasdaq Stock Market, Inc. InfoQuote service furnished by Financial Insight Systems, Inc. As of December 31, 2000, there were approximately 138 holders of record of our common stock, including Cede & Co., who held an aggregate of 4,243,142 shares for an undisclosed number of beneficial holders.

                  We have not declared or paid any dividends since our inception, and do not intend to pay any cash dividends in the foreseeable future. We currently anticipate that we will retain all earnings, if any, for use in the operation and expansion of our business.

                  Since January 1, 1998, we have sold the following securities without registration under the Securities Act of 1933:

                  1. On December 28, 1999, we sold in a private placement an aggregate of 14 million shares of our common stock, at $0.05 per share, for an aggregate of $700,000 to Dr. David Long, who currently is our Chairman and chief executive officer, his son, Raymond, and two of their affiliated entities. The placement was exempt from registration under Section 4(2) of the Securities Act of 1933. We incurred no expenses in this sale, the proceeds of which were used for working capital, to fund current operations and to purchase $19,975 of property and equipment.

                  2. From January 11, 2000 through June 8, 2000, we sold an aggregate of 100,000 shares of our common stock, for $0.05 per share, to each of three then executive officers (Nancy Bruyneel, John
         D. Stephens and Anita Thibeault), none of whom are affiliated with the family of Dr. David Long, effective upon their election, in consideration for their agreements to be employed by us for a period of at least one year at an annual base salary of $100,000. At the same time, we sold 100,000 shares of our common stock, for $0.05 per share, to each of Amy S. Langer and Arthur Taylor, contingent upon their agreement to become a director and initially serve without the payment of any cash consideration therefor. These transactions had been authorized by our Board of Directors on December 29, 1999. We incurred no expenses in this sale, the aggregate proceeds of which were used for working capital, to fund current operations. The placement was exempt from registration under Section 4(2) of the Securities Act of 1933. In connection with the June 30, 2000 resignation of her employment by Ms. Thibeault, our company repurchased 60,000 of the shares of common stock purchased by her for $0.05 per share.

                  3. On December 15, 2000, we sold in a private placement an aggregate of three million shares of our common stock, at $0.50 per share, for an aggregate of $1,500,000, of which 484,000 shares were sold to Dr. David Long and the balance of which was sold to nine persons not affiliated with Dr. Long or the other management of the Company. The other principal investors were John W. Jordon, who purchased 1,000,000 shares for $500,000, and two investment companies registered under the Investment Company Act of 1940 (H&Q Healthcare Investors and H&Q Life Sciences Investors) which are advised by Hambrecht & Quist Capital Management Inc and which also purchased an aggregate of 1,000,000 shares for $500,000. The placement was exempt from registration under Section 4(2) of the Securities Act of 1933. No fees or expenses were paid to any third parties in connection with the sale. We incurred approximately $20,000 of expenses in this sale (substantially all of which were for our legal fees). The net proceeds of the sale are being used for working capital, to fund current operations, to pay for the relocation of our facilities to California and to repay $286,000 of bank borrowings.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                  The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this document.

OVERVIEW

                  As a development stage company, we have incurred net losses since inception through December 31, 2000 of approximately $58,950,000. We expect that operating losses will increase for at least the next several years as total costs and expenses increase, due principally to the FDA pre-market approval process for the Biofield Diagnostic System and additional clinical trials to be conducted in connection with this device, marketing and manufacturing expenses associated with the anticipated commercialization of the Biofield Diagnostic System and our other research and development activities. To date, we have not generated revenues from the commercialization of any products.

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

                  In December 1999, we sold an aggregate of 14 million shares of our common stock for $700,000 to Dr. David Long, his son, Raymond, and their affiliated entities. Simultaneously with the sale, our Board of Directors appointed Dr. David Long as a director, whereupon the remaining directors and all of our executive officers resigned. Thereafter, Dr. David Long became our Chairman and Chief Executive Officer and took action to reconstitute our Board of Directors. Presently, we are in the process of re-commencing our operations. In the first part of 2000, we sold an additional 440,000 shares of our common stock to certain of our directors and then executive officers for an aggregate of $22,000. For additional information, see "Item 12. Certain Relationships and Related Transactions - Transactions in 2000." In addition, on December 15, 2000, we sold an aggregate of three million shares of our common stock for $1,500,000. See "Item 1. Description of Business - Company History."

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 WITH THE YEAR ENDED DECEMBER 31, 1999

                  Research and development expenses include the costs of engineering, manufacturing and clinical trials and related activities conducted in connection with obtaining required governmental and regulatory approvals for the Biofield Diagnostic System, as well as expenses related to the enhancement of the Biofield Diagnostic System to enable it to meet the technical and functional requirements for economic viability. Research and development expenses decreased by $232,674 or 79%, to $60,226 in 2000 from $292,900 in 1999, primarily as a result of the write-off of certain patents in 1999, which expense did not recur in 2000.

                  Selling, general and administrative expenses increased by $352,857 or 32%, to $1,449,918 in 2000 from $1,097,061 in 1999. During 2000, three new officers were hired in anticipation of increased activity in the near future.

                  Net interest income decreased by $20,374 or 75% to $6,735 in 2000 from $27,109 in 1999, due to the significant decrease of our cash position as this cash was utilized in our operations. In 2000 we also wrote off most of our obsolete fixed assets and incurred a net loss of $39,812.

                  As a result of the foregoing, we incurred a net loss of $1,522,223, or $0.07 per share, in 2000, compared to a net loss of $1,253,696, or $0.16 per share, in 1999.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 WITH THE YEAR ENDED DECEMBER 31, 1998

                  Research and development expenses decreased by $6,400,829 or 96%, to $292,900 in 1999 from $6,693,729 in 1998, as a result of our elimination of substantially all of our research and development efforts and related infrastructure.

                  Selling, general and administrative expenses decreased by $3,227,213 or 75%, to $1,097,601 in 1999 from $4,324,814 in 1998, primarily as a result of the closing of our international operating unit, headcount reduction and an overall scaling back of operations. During 1999, all of our then officers resigned and settlement of outstanding obligations were negotiated and paid.

                  Net interest income decreased by $398,637 or 94% to $27,109 in 1999 from $ 425,746 in 1998, due to the significant decrease of our cash position as this cash was utilized in our operations. In our attempt to generate additional funding, we sold most of our fixed assets in 1999 for a net gain of $109,696.

                  As a result of the foregoing, we incurred a net loss of $1,253,696, or $.16 per share, in 1999, compared to a net loss of $10,654,597, or $1.06 per share, in 1998.

LIQUIDITY AND CAPITAL RESOURCES

                  We have financed our operations since inception almost entirely by the issuance of equity securities and interest income on the then unutilized proceeds from these issuances.

                  At December 31, 2000, we had working capital of $1,384,004, as compared to $988,083 at December 31, 1999, an increase of $395,921. Our unrestricted cash and cash equivalents were $1,339,992 at December 31,2000, as compared to $713,196 at December 31, 1999. Our invested funds consisted primarily of investment grade corporate obligations, money market funds and certificates of deposits. In addition, we had $84,717 and $109,300 as of December 31, 2000 and December 31, 1999, respectively, of restricted cash, which is being held by a third party escrow agent, based upon an agreement between us and a former director and chief executive officer, which funds have been deposited for the payment of continued director and officer liability insurance covering our former directors and executive officers. The deposited funds are to be released to us from escrow over a three-year period as we obtain this insurance coverage; and if this coverage is not obtained, the remaining funds would be paid to this former director and chief executive officer. At December 31, 2000, we had approximately $693,000 of inventory, approximately $655,000 of which were finished goods, consisting of units of the Biofield Diagnostic System. All of these units are believed to be currently saleable at prices in excess of their carrying cost.

                  During 2000, our operating activities utilized $1,128,946 of net cash, primarily to fund operating activities, our investing activities used $38,054 of net cash to acquire equipment and for patent applications, and our financing activities provided $1,525,000 of net cash from the private placement of our securities, before utilization of $286,000 to pay off bank borrowings. During 1999, our operating activities utilized $1,660,794 of net cash, primarily to fund operating activities, our investing activities provided $286,265 of net cash, primarily from the disposition of property and equipment, and our financing activities provided $700,000 of net cash from the private placement of our securities.

                  In November 1998, we decided to eliminate most of our operations due to lack of adequate financial resources and substantially all of our activities ceased. On December 28, 1999, in connection with the receipt of $700,000 of funding and as a condition of this funding, all of our then directors and executive officers resigned and their employment obligations were settled. A new Board of Directors subsequently took office, elected executive officers and took actions to recommence our operations. In June 2000, we obtained a $500,000 line of credit from California Bank & Trust, repayment of which has been personally guaranteed by our Chairman and Chief Executive Officer and his affiliates and secured by their collateral. As of December 31, 2000, we had drawn down an aggregate of $286,000 against this line of credit (which was fully repaid on January 8, 2001) and $214,000 of this line remained available to us.

                  On December 15, 2000, we sold an aggregate of three million shares of our common stock for $1,500,000, the proceeds of which will be used for operating purposes, including for the repayment of draw-downs on our line of credit, which then will be replenished to $500,000 of availability, and to complete the relocation of our operations to California, the cost of which we estimate should not exceed $125,000. See "Item 1. Description of Business - Company History" for information on the recent sale of our common stock and "Item 2. Description of Property" for information on our proposed relocation. We believe that our current working capital, together with our line of credit and net revenues from sales, will be sufficient to meet our projected minimum operating needs and capital expenditures, at least through January 2002, by which time we anticipate that we will have been able to consummate a private placement of our common stock, preferred stock or debt securities.

                  During the year ending December 31, 2001, we currently anticipate expending (i) approximately $650,000 on our research and development activities, primarily in data extraction and interpretation and in development activities relating to an enhanced version of the Biofield Diagnostic System, and (ii) approximately $350,000 on increased payroll, as we enhance our full-time employees by the planned addition of a vice president of regulatory and quality, a director of engineering and a director of quality assurance, along with supporting administrative personnel. We do not anticipate any significant capital expenditures. Although we do not currently have the financial resources to fund these activities, we anticipate that funding should be available through an additional private placement of our common stock, preferred stock or debt securities during the first half of 2001, followed by a more substantial private placement or possible public offering in the second half of 2001, although we cannot assure you that any such efforts will be successful.

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

                  As of March 14, 2001, we did not have any material commitments for capital expenditures.

                  At December 31, 2000, we estimated that we had available net operating loss carry forwards of approximately $57.4 million for Federal and state purposes, which expire in years 2001 through 2020. However, substantially all of these carry forwards are not expected to be utilizable to reduce future taxable income, if any, as a result of limitations imposed by Section 382 of the Internal Revenue Code under the Tax Reform Act of 1986, due to ownership changes which occurred in 1992, 1995, 1997, 1999 and 2000.

NEW ACCOUNTING PRONOUNCEMENTS

                  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement (as amended by SFAS No. 137 and SFAS No. 138) is effective for all fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, some contracts that were not formerly considered derivatives may now meet the definition of a derivative. We intend to adopt SFAS No. 133 effective January 1, 2001 and have determined that such adoption will not affect our financial position or results of operations.

ITEM 7.           FINANCIAL STATEMENTS
                                                                           PAGE
TABLE OF CONTENTS

Independent Auditors' Report                                                F-1

Consolidated Balance Sheets                                                 F-2

Consolidated Statements of Operations                                       F-3

Consolidated Statements of Stockholders' Equity                             F-4

Consolidated Statements of Cash Flows                                       F-6

Notes to Consolidated Financial Statements                           F-8 - F-20

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Biofield Corp.

We have audited the accompanying consolidated balance sheets of Biofield Corp. (a development stage company) (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000 and for the period October 16, 1987 (date of inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 and for the period October 16, 1987 (date of inception) through December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the Consolidated Financial Statements, the Company is in the development stage as of December 31, 2000.

/s/ DELOITTE & TOUCHE LLP
- ----------------------------

Atlanta, Georgia
March 9, 2001

BIOFIELD CORP.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
- -----------------------------------------------------------------------------------------

                                                                      December 31,
                                                             ----------------------------
ASSETS                                                            2000            1999
CURRENT ASSETS:
  Cash and cash equivalents                                  $  1,339,273    $    523,677
  Restricted cash                                                  84,717         109,300
  Short-term investments                                              719         189,519
  Inventories                                                     692,752         697,821
  Other current assets                                             34,599          54,743
                                                             ------------    ------------
      Total current assets                                      2,152,060       1,575,060

PROPERTY AND EQUIPMENT - Net                                       21,577          42,086
OTHER ASSETS                                                       22,753         110,466
PATENT AND PATENT APPLICATION - Net                               406,818         410,954
                                                             ------------    ------------
      TOTAL                                                  $  2,603,208    $  2,138,566
                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                           $    349,211    $    430,461
  Line of credit borrowings                                       286,000
  Due to affiliate                                                 56,845          55,516
  Accrued expenses                                                 76,000         101,000
                                                             ------------    ------------
      Total current liabilities                                   768,056         586,977

COMMITMENT AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.001 par value; no shares issued
    or outstanding
    Authorized (Note 10) :
    Series A Convertible - Nil (1999; 2,350,000 shares)
    Series B Convertible - Nil (1999; 500,000 shares)
    Series C Convertible - Nil (4,450,000 shares)
    Series D Convertible - Nil (3,000,000 shares)
    Undesignated - 12,300,000 shares (1999; 2,000,000)
  Common Stock, $.001 par value; authorized 40,000,000
    (1999; 25,000,000) shares; issued and outstanding
    25,223,478, and 21,783,478 shares at December
    2000, and 1999, respectively                                   27,530          24,030
      Less - Treasury stock - 2,306,131, and 2,246,131
      shares at December 31, 2000, and 1999, respectively          (3,100)           (100)
  Additional paid-in capital                                   60,761,167      58,941,667
  Accumulated deficit during development stage                (58,950,445)    (57,428,212)
  Foreign currency translation adjustment                                          14,204
                                                             ------------    ------------
  Total stockholders' equity                                    1,835,152       1,551,589
                                                             ------------    ------------
  TOTAL                                                      $  2,603,208    $  2,138,566
                                                             ============    ============

See notes to consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
- -----------------------------------------------------------------------------------------------------

                                                           YEAR ENDED
                                                           DECEMBER 31,                PERIOD OCTOBER 16,
                                         --------------------------------------------    1987 (DATE OF
                                              2000            1999             1998    INCEPTION) THROUGH
                                                                                       DECEMBER 31, 2000
                                                                                         ------------
REVENUE                                  $     22,582                                    $     22,582
COST OF SALES                                  10,162                                          10,162
                                         ------------                                    ------------
GROSS OPERATING PROFIT                         12,420                                          12,420

OPERATING EXPENSES:
  Research and development               $     60,226    $    292,900    $  6,693,729    $ 39,833,600
  Selling, general, and administrative      1,449,918       1,097,601       4,324,814      21,135,911
  (Gain) loss on disposition of
    fixed assets                               39,812        (109,696)         61,800          (8,084)
                                         ------------    ------------    ------------    ------------
      Total operating expenses              1,549,956       1,280,805      11,080,343      60,961,427


OTHER INCOME (EXPENSE):
  Interest income                               9,584          28,882         425,746       2,461,930
  Interest expense                             (2,849)         (1,773)                       (452,187)
  Royalty income                                8,568                                           8,568
                                         ------------    ------------    ------------    ------------
      Net other income                         15,303          27,109         425,746       2,018,311
                                         ------------    ------------    ------------    ------------
LOSS BEFORE INCOME TAXES                   (1,522,233)     (1,253,696)    (10,654,597)    (58,930,696)
PROVISION FOR INCOME TAXES                                                                    (19,749)
                                         ------------    ------------    ------------    ------------
NET LOSS                                 $ (1,522,233)   $ (1,253,696)   $(10,654,597)   $(58,950,445)
                                         ============    ============    ============    ============

NET LOSS PER SHARE:
     Basic and Diluted                   $      (0.07)   $      (0.16)   $      (1.06)
                                         ============    ============    ============

WEIGHTED-AVERAGE SHARES
     Basic and Diluted                     22,168,589       7,783,478      10,029,609
                                         ============    ============    ============

See notes to consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
- -----------------------------------------------------------------------------------------------------------------------------------

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

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
- -----------------------------------------------------------------------------------------------------------------------------------
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

                                                                                                                        (Continued)

BIOFIELD CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
- -----------------------------------------------------------------------------------------------------------------------------------

                                                            Series A           Series B          Series C
                                                        Preferred Stock    Preferred Stock    Preferred Stock      Common Stock
                                                       ------------------- ----------------- ----------------- --------------------
                                                        Shares    Amount    Shares  Amount    Shares   Amount    Shares  Amount
BALANCE AT MARCH 31, 1994                               2,342,118   2,342         -      -           -       -   1,565,563   1,565
  (brought forward)
Sale of Series B Preferred Stock
  ($4.04 per share, net)                                                    481,644    482
Issuance of Common Stock warrants
Amortization of deferred compensation
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 1994                            2,342,118   2,342   481,644    482           -       -   1,565,563   1,565
Sale of Series C Preferred Stock
  ($4.11 per share, net)                                                                     2,914,771   2,915
Issuance of Common Stock warrants
Amortization of deferred compensation
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 1995                            2,342,118   2,342   481,644    482   2,914,771   2,915   1,565,563   1,565
Sale of Common Stock  ($9.91 per share, net)                                                                     1,819,000   1,819
Conversion of Series A, Series B, and Series C
  Preferred Stock to Common Stock                      (2,342,118) (2,342) (481,644)  (482) (2,914,771) (2,915)  3,046,474   3,047
Exercise of Common Stock warrants                                                                                    2,058       2
Amortization of deferred compensation
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 1996                                    -       -         -      -           -       -   6,433,095   6,433
Sale of Common Stock ($2.92 per share, net)                                                                      2,867,670   2,868
Warrants exchanged for Common Stock                                                                                643,639     644
Exercise of Common Stock options                                                                                    50,674      50
Exercise of Common Stock warrants                                                                                    9,531      10
Issuance of Common Stock for consulting                                                                             25,000      25
  services ($4.00 per share, net)
Amortization of deferred compensation
Net loss
Foreign currency translation adjustment
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 1997                                    -       -         -      -           -       -  10,029,609  10,030
Repurchase of Common Stock                                                                                      (2,246,131)
Net loss
Foreign currency translation adjustment
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 1998                                    -       -         -      -           -       -   7,783,478  10,030
Sale of Common Stock ($.05 per share, net)                                                                      14,000,000  14,000
Net loss
Foreign currency translation adjustment
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 1999                                    -       -         -      -           -       -  21,783,478  24,030
Issuance of right to purchase Common Stock
  in lieu of compensation ($0.45 per share)
Sale of common stock ($0.05 per share)                                                                             500,000     500
Sale of common stock ($0.50 per share)                                                                           3,000,000   3,000
Repurchase of common stock ($0.05 per share)                                                                       (60,000)
Net loss
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Foreign currency translation adjustment
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 2000                                    -       -         -      -           -       -  25,223,478 $27,530
                                                       ==========  ======  ========  =====  ==========  ======  ========== =======

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
- -----------------------------------------------------------------------------------------------------------------------------------

                                                                                  Deficit
                                                                                Accumulated   Foreign
                                                        Additional                 During     Currency                  Total
                                                         Paid-In     Treasury   Development  Translation            Comprehensive
                                                         Capital       Stock       Stage      Adjustment    Total        Loss
                                                       ------------ ---------- ------------- ----------- ---------- -------------
BALANCE AT MARCH 31, 1994                                17,243,080         -   (11,633,618)         -    5,613,369
  (brought forward)
Sale of Series B Preferred Stock
  ($4.04 per share, net)                                  1,947,149                                       1,947,631
Issuance of Common Stock warrants                                 6                                               6
Amortization of deferred compensation                        14,859                                          14,859
Net loss                                                                         (4,959,312)             (4,959,312)
Total comprehensive income (loss)                                                                                    $ (4,959,312)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1994                             19,205,094         -   (16,592,930)         -    2,616,553
Sale of Series C Preferred Stock
  ($4.11 per share, net)                                 11,977,856                                      11,980,771
Issuance of Common Stock warrants                               161                                             161
Amortization of deferred compensation                       195,874                                         195,874
Net loss                                                                         (8,739,858)             (8,739,858)
Total comprehensive income (loss)                                                                                    $ (8,739,858)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1995                             31,378,985         -   (25,332,788)         -    6,053,501
Sale of Common Stock  ($9.91 per share, net)             18,026,419                                      18,028,238
Conversion of Series A, Series B, and Series C
  Preferred Stock to Common Stock                             2,692
Exercise of Common Stock warrants                            20,145                                          20,147
Amortization of deferred compensation                        26,093                                          26,093
Net loss                                                                        (10,036,090)            (10,036,090)
Total comprehensive income (loss)                                                                                    $(10,036,090)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1996                             49,454,334         -   (35,368,878)         -   14,091,889
Sale of Common Stock ($2.92 per share, net)               8,377,583                                       8,380,451
Warrants exchanged for Common Stock                            (644)
Exercise of Common Stock options                            168,541                                         168,591
Exercise of Common Stock warrants                            93,299                                          93,309
Issuance of Common Stock for consulting                      99,975                                         100,000
  services ($4.00 per share, net)                            62,579                                          62,579
Amortization of deferred compensation
Net loss                                                                        (10,151,041)            (10,151,041)
Foreign currency translation adjustment                                                       $  1,333        1,333
Total comprehensive income (loss)                                                                                    $(10,149,708)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1997                             58,255,667         -   (45,519,919)     1,333   12,747,111
Repurchase of Common Stock                                               (100)                                 (100)
Net loss                                                                        (10,654,597)            (10,654,597)
Foreign currency translation adjustment                                                         55,891       55,891
Total comprehensive income (loss)                                                                                    $(10,598,706)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1998                             58,255,667      (100)  (56,174,516)    57,224    2,148,305
Sale of Common Stock ($.05 per share, net)                  686,000                                         700,000
Net loss                                                                         (1,253,696)             (1,253,696)
Foreign currency translation adjustment                                                        (43,020)     (43,020)
Total comprehensive income (loss)                                                                                    $ (1,296,716)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1999                             58,941,667      (100)  (57,428,212)    14,204    1,551,589
Issuance of right to purchase Common Stock
  in lieu of compensation ($0.45 per share)                 198,000                                         198,000
Sale of common stock ($0.05 per share)                       24,500                                          25,000
Sale of common stock ($0.50 per share)                    1,497,000                                       1,500,000
Repurchase of common stock ($0.05 per share)                           (3,000)                               (3,000)
Net loss                                                                         (1,522,233)             (1,522,233)
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Foreign currency translation adjustment                                                        (14,204)     (14,204)
Total comprehensive income (loss)                                                                                    $ (1,522,233)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2000                           $ 60,761,167   $(3,100) $(58,950,445)  $     --  $ 1,835,152
                                                       ============   =======  ============   ========  ===========
                                                                                                                       (Concluded)

See notes to consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
- -----------------------------------------------------------------------------------------------------------------------------------

                                                                                     December 31,                Period October 16,
                                                                    --------------------------------------------   1987 (Date of
                                                                         2000            1999            1998    Inception) Through
                                                                                                                  December 31, 2000
                                                                                                                    ------------
OPERATING ACTIVITIES
  Net loss                                                          $ (1,522,233)   $ (1,253,696)   $(10,654,597)   $(58,950,445)
  Adjustments to reconcile net loss to net cash used in
      operating activities:
    Depreciation and amortization                                         22,887          99,467         317,866       2,530,708
    Amortization of premiums (discount) on short-term investments                                         47,600         156,692
    Loss on disposal of property and equipment                            39,812          49,777          61,800         194,102
    Loss on license and settlement agreement                                                                              49,026
    Loss on abandonment of patent applications                                           248,006                         248,006
    Vendor settlements                                                                   (77,257)                        (77,257)
    Noncash compensation                                                 298,000                         116,393       3,008,451
    Gain from disposition of fixed assets                                               (159,473)                       (159,473)
    Interest paid in Common Stock                                                                                        297,148
    Changes in assets and liabilities:
      Other current assets                                                49,796        (115,495)       (392,433)       (729,472)
      Other assets                                                        87,713        (104,597)          3,873        (130,746)
      Due to affiliate                                                     1,329         (88,404)        (36,881)         55,859
      Accounts payable and accrued expenses                             (106,250)       (259,122)       (312,764)        382,580
                                                                    ------------    ------------    ------------    ------------
          Net cash used in operating activities                       (1,128,946)     (1,660,794)    (10,849,143)    (53,124,821)
                                                                    ------------    ------------    ------------    ------------

INVESTING ACTIVITIES
  Acquisition of property and equipment                                  (24,439)                       (149,339)     (2,589,268)
  Costs incurred for patents and patent applications                     (13,615)         (5,066)        (62,089)       (772,635)
  Proceeds from sale of property and equipment                                           291,331                         294,748
  Purchases of short-term investments                                                                 (2,153,939)    (26,476,638)
  Proceeds from sales and maturities of short-term investments                                         5,935,600      26,319,946
                                                                    ------------    ------------    ------------    ------------
          Net cash provided by (used in) investing activities            (38,054)        286,265       3,570,233      (3,223,847)
                                                                    ------------    ------------    ------------    ------------

FINANCING ACTIVITIES
  Repayments of capitalized lease obligations                                                             (2,658)        (82,234)
  Proceeds from issuance of Series A Preferred Stock - net                                                             8,413,490
  Proceeds from issuance of Series B Preferred Stock - net                                                             1,947,631
  Proceeds from issuance of Series C Preferred Stock - net                                                            11,980,771
  Proceeds from issuance of Common Stock and Common Stock
     warrants - net                                                    1,525,000         700,000                      33,023,206
  Proceeds from exercise of Common Stock options and Common
     Stock warrants                                                                                                      282,860
  Proceeds from borrowings on line of credit                             286,000                                         286,000
  Proceeds from bank borrowings                                                                                          520,000
  Payment on bank borrowings                                                                                            (520,000)
  Repayment of advances from stockholder                                                                                (145,000)
  Repurchase of Common Stock held in treasury                             (3,000)                           (100)         (3,100)
  Proceeds from notes payable issued to stockholder and
      related party                                                                                                    2,096,533
                                                                    ------------    ------------    ------------    ------------
          Net cash provided by (used in) financing activities          1,808,000         700,000          (2,758)     57,800,157
                                                                    ------------    ------------    ------------    ------------
    NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 641,000        (674,529)     (7,281,668)      1,451,489
    EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS         (14,204)        (43,040)        (56,266)       (111,497)

  CASH AND CASH EQUIVALENTS:
    BEGINNING OF PERIOD                                                  713,196       1,430,765       8,768,699
                                                                    ------------    ------------    ------------    ------------
    END OF PERIOD                                                   $  1,339,992    $    713,196    $  1,430,765    $  1,339,992
                                                                    ============    ============    ============    ============

BIOFIELD CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
- -----------------------------------------------------------------------------------------------------------------------------------

                                                                                     December 31,                Period October 16,
                                                                    --------------------------------------------   1987 (Date of
                                                                         2000            1999            1998    Inception) Through
                                                                                                                  December 31, 2000
                                                                                                                    ------------
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for interest                          $      2,849    $      1,773    $         --    $    452,187
                                                                    ============    ============    ============    ============

SUPPLEMENTAL SCHEDULE FOR NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Acquisition of property and equipment under
    capitalized lease transactions                                  $         --    $         --    $         --    $     82,234
                                                                    ============    ============    ============    ============

  During the fiscal year ended March 31, 1994, the Company issued 222,222 shares of Series A Preferred
    Stock in exchange for an aggregate of $1 million in notes payable to a principal stockholder and a former
    Director:

    Notes payable                                                                                                   $  1,000,000
                                                                                                                    ============
    Issuance of Series A Preferred Stock                                                                            $  1,000,000
                                                                                                                    ============

  At inception, the Company acquired the rights to a patent and assumed certain liabilities in exchange for 235,294 shares of Common Stock, as follows:

    Fair value of patent acquired                                                                                   $    112,732
    Liabilities assumed                                                                                                  112,432
                                                                                                                    ------------
    Issuance of Common Stock                                                                                        $        300
                                                                                                                    ============

  Pursuant to a license and settlement agreement with respect to an acquired patent (see above), the Company reacquired during the fiscal year ended
    March 31, 1991 its 235,294 shares of Common Stock issued in connection with the acquired patent, which was retired during the fiscal year ended March 31, 1992:

    Remaining carrying value of patent on date of
      license and settlement agreement                                                                              $     49,326
    Common Stock returned to the Company                                                                                     300
                                                                                                                    ------------
    Loss on Settlement                                                                                              $     49,026
                                                                                                                    ============

  During the fiscal year ended March 31, 1992, the Company exchanged 431,372 shares of Common
    Stock for notes, debt and accrued interest payable to a principal stockholder:

    Notes payable                                                                                                   $     96,660
    Debt                                                                                                                 854,873
    Accrued interest                                                                                                     297,148
                                                                                                                    ------------
    Issuance of Common Stock                                                                                        $  1,248,681
                                                                                                                    ============

See notes to consolidated financial statements.

BIOFIELD CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


1.    COMPANY

      Biofield Corp. (the "Company") is a development stage company that has developed a system for detecting breast cancer in a non-invasive and objective procedure. The Company's breast cancer diagnostic device, the Biofield(R) Diagnostic System, employs single-use sensors of its own design and a measurement device to detect and analyze changes in cellular electrical charge distributions associated with the development of epithelial cancers, such as breast cancer. Principal activities to date include product development, conducting clinical trials, recruitment of personnel, and raising capital. The Company operates in one segment, the biomedical device market.

      In March 1996, the Company completed its initial public offering ("IPO") of 1,819,000 shares of Common Stock, par value $.001 per share ("Common Stock") at a purchase price of $11.00 per share, for aggregate proceeds of $18,028,238 (net of related expenses of $1,980,762).

      During the first half of 1997, the Company formed a wholly owned Delaware corporation, Biofield International, Inc., which formed a U.S. branch located in Switzerland (the "Branch"). The Company closed the Branch in March 1999.

      In December 1997, the Company received net proceeds of approximately $8.4 million from the sale of 2,867,670 shares of Common Stock in a private placement (the "1997 Private Placement"). Concurrent with the closing of the 1997 Private Placement, the Company issued an aggregate of 643,639 shares of Common Stock in exchange for previously issued warrants to purchase an aggregate of 1,574,930 shares of Common Stock (see Note 10).

      In November 1998, the Company decided to eliminate certain operations due to lack of adequate financial resources. In December 1998, the Common Stock was delisted from trading on The Nasdaq Stock Market due primarily to the Company's lack of compliance with certain financial requirements and, in March 1999, the Company's reporting obligations under the Securities Exchange Act of 1934 were terminated. At such time, the Company announced that its efforts would be directed to selling its existing technology and/or raising additional capital.

      In December 1999, the Company sold 14 million shares of Common Stock for $700,000 to two related investors and their affiliated entities. Simultaneously, the Company's Board of Directors appointed one of such investors as a director, whereupon the remaining directors and the Company's then Chief Executive Officer resigned. Thereafter, such investor became Chairman and Chief Executive Officer of the Company and took action to reconstitute the Board of Directors.

      In 2000, the Company completed the process of becoming recertified with ISO (International Standards Organization) 9001 and obtaining a CE MARK compliance that will allow the Company to introduce and market its product within the European community.

2.    SIGNIFICANT ACCOUNTING POLICIES

      Cash and Cash Equivalents and Short-Term Investments - The Company invests its excess cash in short-term, investment grade corporate obligations, money market funds, shares of liquid (auction-market) preferred stock and bonds, and certificates of deposit. For purposes of financial reporting, the Company considers highly liquid investments with maturity of three months or less to be cash equivalents. The Company's short-term investments are sold if cash is needed and, therefore, are considered "available-for-sale." At December 31, 2000, the cost of short-term investments approximated market value. Realized gains and losses on short-term investments were immaterial for the years ended December 31, 2000, and 1999.

      Restricted Cash - Under an agreement with its previous Chairman of the Board, the Company, in 1999, placed $109,000 of cash in escrow for payment of premiums on director and officer insurance for the benefit of its previous directors and officers. The cash is scheduled to be released as insurance is obtained covering the period ending March 17, 2003.

      Inventory - Inventory is valued at the lower of cost or market. Cost is determined on the first-in, first-out basis.

      Property and Equipment - Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using straight-line methods over the estimated useful lives of the assets, principally three to five years, or the term of the lease, if shorter, for leasehold improvements.

      Patents - The costs of patents are amortized on a straight-line basis over their estimated economic life, not to exceed 17 years.

      Revenue recognition - The Company recognizes revenue from sales of the Biofield Diagnostic System and sensors when title and risk of loss has passed to the customer, based on signed contract terms and conditions if collectibilty is reasonably assured, product pricing is fixed and determinable and product returns are reasonably estimatable. Royalty revenues are recognized in the period earned over the license agreement.

      Income Taxes - Deferred tax assets and liabilities are determined for differences between the financial reporting basis and income tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax rates applicable to the periods that the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

      Impairment of Long-Lived Assets - Long-lived assets, including patents, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on an analysis of undiscounted future cash flows. Any impairment losses are reported in the period that the recognition criteria are first applied, based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less estimated cost of disposition.

      Stock-Based Compensation - The Company accounts for compensation cost related to employee and director stock options based on the guidance in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees and for compensation cost related to non-employee stock options based on the guidance in SFAS 123, Accounting for Stock-Based Compensation and EITF 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration Other Than Employee Services under FASB

      Statement No. 123. In 1996, the Company adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. This statement established a fair-value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. The adoption of the recognition provisions related to employee arrangements under SFAS No. 123 is optional; however, the pro forma effects on operations had these recognition provisions been elected are required.

      Research and Development - Research and development costs are charged to operations as incurred.

      Basic and Diluted Loss Per Share - The basic and diluted loss per share is computed based on the weighted average number of common shares outstanding. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive. Shares issuable under stock option agreements and outstanding warrants to purchase common stock totaling 358,531, 1,178,131, and 2,373,666 shares were antidilutive in 2000, 1999, and 1998, respectively.

      Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

      Comprehensive Income - Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components, including revenues, expenses, gains, and losses in a full set of general-purpose financial statements. The adoption of this statement had no material effect on the Company's financial statements.

      Fair Value of Financial Instruments - The carrying value of the Company's cash and cash equivalents, accounts payable, short-term debt, and accrued liabilities approximate their fair values due to the short-term nature of these instruments.

      New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement (as amended by SFAS No. 137 and SFAS No. 138) is effective for all fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, some contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company intends to adopt SFAS No. 133 effective January 1, 2001 and has determined that such adoption will not affect its financial position or results of operations because the Company does not have any derivative instruments.

3.    INVENTORIES

      Inventories at December 31, 2000, and 1999 consisted of the following:

                                                   2000          1999
                                                 --------      --------
         Components and supplies                 $ 37,749      $100,882
         Finished goods                           655,003       596,939
                                                 --------      --------
                                                 $692,752      $697,821
                                                 ========      ========

4.    PROPERTY AND EQUIPMENT

      Property and equipment at December 31, 2000 and 1999 consisted of the following:

                                                            2000       1999
                                                          --------   --------

         Furniture and office equipment                   $ 33,314   $ 96,580
         Production equipment, tooling, and clinical
            testing equipment                              467,441    551,220
                                                          --------   --------
                                                           500,755    647,800
         Less accumulated depreciation and amortization    479,178    605,714
                                                          --------   --------

                                                          $ 21,577   $ 42,086
                                                          ========   ========

      Depreciation expense for the years ended December 31, 2000, 1999, 1998 and for the period from inception through December 31, 2000 was $5,137, $80,426, $299,962 and $2,349,375, respectively.

5.    PATENT AND PATENT APPLICATION COSTS

      The Company entered into a 15-year agreement dated December 22, 1992 with a consultant and inventor for the assignment of certain rights relating to performance under a laboratory service agreement. The Company paid $100,000 for such assignment and agreed to pay royalties of five percent of Net Sales Price of Covered Inventions (as defined), if any, subject to a limit of $2,500,000. No royalties have been paid or accrued as of December 31, 2000.

      The Company has a patent royalty agreement with a related party and his corporation which would assign all rights to the Company for patented inventions, if any, resulting from performance under a laboratory service agreement (see Note 11). The Company has been issued a United States patent in which the related party is a named co-inventor. No royalties have been paid or accrued as of December 31, 2000.

      Accumulated amortization for patents was $117,917 and $100,167 at December 31, 2000 and 1999, respectively. Patent amortization expense for the years ended December 31, 2000, 1999, 1998 and for the period from inception through December 31, 2000 was $17,750, $19,041, $17,904, and $181,333,
      respectively.

      In 1999, the Company evaluated its patent application program and related costs and, as a result, has written off approximately $248,000 of costs previously capitalized. The fair value of the impaired patents was determined to be zero, as the Company concluded that there was no alternative market for the patents or expected future cash flows related to the impaired patents. The Company believes that the remaining net patent and patent application costs are not impaired.

6.    ACCRUED EXPENSES

      Accrued expenses at December 31, 2000 and 1999 consisted of the following:

                                                  2000           1999
                                                --------       --------
         Professional fees                      $ 70,000       $ 85,000
         Other                                     6,000         16,000
                                                --------       --------
                                                $ 76,000       $101,000
                                                ========       ========

7.    INCOME TAXES

      Due to the Company's operating losses, there was no provision for U.S. income taxes for the years ended December 31, 2000, 1999, and 1998.

      At December 31, 2000, the Company had Federal net operating loss carryforwards of approximately $57.4 million, which expire in years 2001 through 2020. These losses may be offset against future U.S. taxable income, if any, during the carryforward period. However, substantially all of the net operating loss carryforwards may not be utilizable as a result of the limitations imposed by Section 382 of the Internal Revenue Code due to ownership changes in 1992, 1995, 1997, 1999, and 2000.

      The tax effects of temporary differences that give rise to deferred tax assets at December 31, 2000 and 1999 are as follows:

                                                      2000            1999
                                                  ------------    ------------
         Deferred tax assets:
             Net operating loss carryforwards     $ 22,244,900    $ 21,053,100
             Research and development credits          442,252         314,000
             Other                                      67,498          85,100
                                                  ------------    ------------
         Total gross deferred tax assets            22,754,650      21,452,200

         Less valuation allowance                  (22,754,650)    (21,452,200)
                                                  ------------    ------------
         Net deferred tax assets                  $         --    $         --
                                                  ============    ============

      The valuation allowances are equal to the deferred tax assets because of the uncertainty of the future realization of the assets.

8.    COMMITMENTS AND CONTINGENCIES

      Lease Commitments - Total rental expense relating to operating expenses for the years ended December 31, 2000, and 1999 was $28,623 and $55,273, respectively.

      In 1998, the Company rented an apartment for its then Chief Executive Officer within the City of New York and terminated the lease in December 1998. Total rent incurred was $48,000. In 1999, the Company canceled or terminated various office leases for office facilities that were being rented for an aggregate of approximately $17,000 per month. Beginning in 1999, the then Chief Executive Officer rented an office under a month-to-month lease for $1,000 per month, totaling $8,750 for the year ended December 31, 1999; the lease terminated in early 2000. Currently, the Company occupies an aggregate of approximately 4,000 square feet near Atlanta, Georgia under month-to-month leases on expiration of one-year leases in August 2000 and February 2001 for these facilities, at an aggregate minimal rental of $24,240 per annum.

      Employee Agreements - The Company has no employment agreements with any of its current employees. Pursuant to an employment agreement with a former officer, the Company is obligated to pay royalties of two percent and one percent, respectively, on two inventions for which he was the inventor or co-inventor through December 31, 2005 or until such royalties reach $8 million, whichever occurs first. As of December 31, 2000, no royalties have been paid or accrued to such former officer.

      Vendor Commitments - As part of its ongoing efforts to conserve cash and maintain its business existence, the Company has negotiated agreements and settlements with certain vendors. During the period ended December 31,

      1999, certain vendor-payable amounts were settled for an amount approximately $67,000 less than the invoiced amounts and 1999 operating expenses were reduced accordingly. In addition, approximately $180,480 of the current accounts payable balances at December 31, 2000 ($176,000 at December 31, 1999) has been deferred by agreement with vendors until such time, if any, as the Company obtains adequate financial resources.

      Profit Sharing Plan - In November 1993, the Company adopted a 401(k) Profit Sharing Plan & Trust (the "401 (k) Plan"), a tax-qualified plan covering all of its employees. The 401(k) Plan provides that the Company may, as determined from time to time by the Board of Directors, provide a matching contribution or an additional amount at its discretion. As of December 31, 2000, the Company had made no contributions to the 401(k) Plan.

      Line Of Credit - In June 2000, the Company entered into a line of credit arrangement with a commercial bank that provides a credit facility which allows the Company to borrow up to $500,000 with interest at the bank's prime rate plus one percent (10% at December 31, 2000). The arrangement is for a one-year duration, with repayment of drawdowns under the credit facility guaranteed by the Company's chairman and principal stockholder. As of December 31, 2000, the Company has drawn $286,000 of this credit facility.

9.    ROYALTY AGREEMENT

      On October 16, 2000, the Company entered into a non-exclusive license agreement which permits Cardio Dynamics International Corporation, a manufacturer of disposable electrical bio-impendence devices, to use the Company's interconnect design patent on cables. The initial term of the agreement expires on December 31, 2003 and is renewable by Cardio Dynamics for an additional two years based on a mutual agreement of minimum royalties. The license fee is determined based upon the number of devices manufactured. The license agreement can be terminated if minimum royalties of $19,770, $46,890, and $98,465 are not received in 2001, 2002, and 2003, respectively. There were minimum royalty requirements of $1,957 in 2000.

10.   STOCKHOLDERS' EQUITY

      In December 1993, the Company completed a private placement of 2,342,118 shares of its Series A Preferred Stock for an aggregate of $9,413,490 (net of related expenses of $1,126,041). $1 million of the net proceeds were exchanged for related party loans (see Note 11).

      In September 1994, the Company completed a private placement of 481,644 shares of its Series B Preferred Stock for an aggregate of $1,947,631 (net of related expenses of $219,761). In connection with such placement, the Company issued, for no additional consideration, 2,843 warrants to purchase shares of Common Stock, which warrants expired unexercised in September 1999.

      During 1995, the Company completed a private placement of 2,914,771 units of its securities for an aggregate of $11,980,771 (net of related expenses of $1,135,699). Each unit consisted of: (i) one share of Series C Preferred Stock; (ii) one-half of a warrant to purchase a share of Series D Preferred Stock at $6.00 per share, or upon the occurrence of certain events (which subsequently occurred) a share of Series C Preferred Stock at $4.50 per share; and (iii) one-half of a warrant to purchase a share of Series D Preferred Stock at $6.00 per share. In addition, the purchasers of the units (the "Unit Purchasers") were granted the right, upon the occurrence of certain events, to receive an aggregate of 357,192 warrants to purchase an aggregate of 357,192 shares of Common Stock at an exercise price of $9.18 per share. In connection with the sale of units to certain of the Unit Purchasers, the Company: (i) paid a selected broker-dealer a commission equal to seven percent of the aggregate proceeds from the sales of such units; and (ii) sold to the broker-dealer for $161 warrants to purchase an aggregate of 78,986 shares of Common Stock at a price of $9.18 per share. None of the warrants to purchase shares of Common Stock at $9.18 per share were exercised prior to their expiration on March 3, 2000.

      In March 1996, the Company completed its IPO of 1,819,000 shares of Common Stock at a purchase price of $11.00 per share for aggregate proceeds of $18,028,238 (net of related expenses of $1,980,762). Upon completion of the IPO: (i) each outstanding share of Series A Preferred Stock automatically was converted into approximately .5729 shares of Common Stock, (ii) each outstanding share of Series B Preferred Stock automatically was converted into approximately .5729 shares of Common Stock, (iii) each outstanding share of Series C Preferred Stock automatically was converted into .4902 shares of Common Stock, (iv) each outstanding warrant to purchase a share of Series C Preferred Stock automatically became exercisable for .4902 shares of Common Stock, and (v) each outstanding warrant to purchase a share of Series D Preferred Stock automatically became exercisable for .4902 shares of Common Stock, all of which warrants expired without exercise on June 30, 2000. The Series C warrants entitled the holder to purchase 78,976 shares, 84,425 shares, and 84,425 shares of Common Stock at an exercise price of $9.18, $12.24, and $9.18 per share, respectively.

      In June 1996, the Company issued to the Unit Purchasers warrants to purchase an aggregate 357,192 shares of Common Stock at an exercise price of $9.18 per share. None of these warrants were exercised prior to their expiration on March 3, 2000.

      In December 1997, the Company completed a private placement of 2,867,670 shares of Common Stock for aggregate proceeds of $8,380,451 (net of related expenses of $652,710). Concurrent with such placement, the Company issued to the Unit Purchasers participating in the placement an aggregate of 643,639 shares of Common Stock in exchange for their previously issued warrants to purchase an aggregate of 1,574,930 shares of Common Stock.

      In December 1999, the Company completed a private placement of 14 million shares of Common Stock for aggregate proceeds of $700,000. The Company incurred no expenses in this sale.

      In January 2000, the Board of Directors authorized the sale of 100,000 shares of its Common Stock to each of its two nonaffiliated directors and three of its then principal employees who also were executive officers, at a price of $0.05 per share, the same price at which shares of Common Stock were sold by the Company in the December 1999 private placement. The sale to the directors was based on their foregoing any compensation for their services to the Company during the year 2000. The sale to the executive officers was based on their agreement to accept compensation for the year 2000 at the rate of $100,000. The Company has recognized $198,000 of compensation expense related to the issuance of these shares of Common Stock. On June 30, 2000, one of the principal employees resigned and the Company repurchased 60,000 of the shares sold for an amount equal to the purchase price ($0.05 per share).

      On October 6, 2000, the Company amended its articles of incorporation to increase the number of authorized shares of common stock from 25,000,000 shares to 40,000,000 shares, and to reclassify all of the authorized shares of preferred stock to "undesignated preferred".

      In December 2000, the Company completed a private placement of 3 million shares of Common Stock for aggregate proceeds of $1,500,000 (net of related expenses of $20,000).

      Treasury Stock - In December 1998, the Company purchased 2,246,131 shares of Common Stock for $100, and in June 2000 purchased another 60,000 shares of Common Stock for $3,000, which shares are held by the Company in its treasury.

11.   RELATED PARTY TRANSACTIONS

      In June 1992, the Company entered into a series of agreements with David
      M. Long, M.D., Ph.D. ("Dr. Long"), then a director of the Company, and Dr. Long's wholly owned corporation, Abel Laboratories, Inc. ("Abel"). One of the agreements (the "Laboratory Agreement") engaged Abel to provide specified preclinical research. Although the Laboratory Agreement expired in December 1993, the parties agreed that any research conducted thereafter by Abel for the Company would be pursuant to substantially the same terms as the Laboratory Agreement and would be approved and invoiced on a case-by-case basis. Abel has conducted preclinical research for the Company since such time, which aggregated approximately $0, $0, and $246,000 during the years ended December 31, 2000, 1999, and 1998, respectively. Amounts owed to Abel at December 31, 2000 and 1999 are recorded as due to affiliate in the accompanying balance sheets.

      In connection with the Laboratory Agreement, the Company granted Abel an option to purchase 61,275 shares of Common Stock at $8.16 per share. Following completion of the Company's private placement in December 1993, the exercise price of the option was reduced to $2.04 per share based on the market capitalization of the Company at such time. These options expire June 1, 2002. In addition, during 1995, the Company granted Dr. Long options to acquire 24,510 shares of Common Stock at $10.20 per share exercisable for services to be rendered, as such services were rendered. These options expired unexercised on March 16, 2000.

      The Company, in January 1994, entered into a patent royalty agreement with Dr. Long and Abel, which assigned all rights to the Company for any patented inventions resulting from performance under the Laboratory Agreement which inventions are used by the Company. In return, the Company will pay royalties calculated by multiplying specified percentages (ranging from 5% to 20 %) of either future net sales or net license fees, if any, collected from such patented inventions up to a maximum of $2,000,000 per invention. As of December 31, 2000, the Company has been issued a United States patent in which Dr. Long is a named co-inventor. As of such date, the Company had not paid or accrued any royalties to Dr. Long under such agreement.

      Dr. Long resigned as a director of the Company in April 1993. In December 1999, Dr. Long and his son, Raymond Long, M.D., and their affiliated entities, purchased 14 million shares of Common Stock from the Company (the "Long Transaction") for an aggregate of $700,000 (see Note 10). Simultaneously, Dr. Long was appointed a director of the Company and the remaining directors of the Company (C. Leonard Gordon, Harvey Horowitz, and D. Carl Long) and the Company's then executive officers resigned. Thereafter, Dr. Long reconstituted the Board of Directors of the Company, Raymond Long was appointed a director of the Company, and Dr. Long was elected Chairman and Chief Executive Officer of the Company by the Board of Directors.

      In connection with the Long Transaction, D. Carl Long ("Mr. Long") received a payment of $60,000 from the Company in consideration for a release of all obligations owed to him by the Company under his previous employment agreement and consulting arrangement, and the Company paid Mr. Long's counsel $7,200 for services rendered to Mr. Long in connection with the negotiation of such release. Mr. Long is a son of Dr. Long. Mr. Long's employment agreement, dated July 7, 1997, was for a term through July 7, 2000 and provided for his employment as President and Chief Executive Officer of the Company, at an initial base compensation of $250,000 annually plus bonus of $70,000, subject to realization of certain milestones, and with an automatic 5 percent annual cost-of-living increase. The employment agreement also acknowledged that Mr. Long had been granted: (i) in March 1997 nonqualified options to purchase 100,000 shares of Common Stock at $4.75 per share, which options vested immediately and were not subject to forfeiture including upon his termination of employment; (ii) in July 1997 nonqualified options to purchase 200,000 shares of Common Stock at $2.938 per share, half of which options vested immediately and half of which vested ratably over the employment term and were not subject to forfeiture upon vesting, including upon his termination of employment; and (iii) during the period from 1992 through 1995 nonqualified and incentive options to purchase an aggregate of 338,238 shares of Common Stock at prices between $1.02 to $9.18 per share. All of these options were relinquished by Mr. Long by delivery of his release. Mr. Long entered into his consulting arrangement as of April 1999, when Mr. Long relinquished his role as Chief Executive Officer of the Company, at which time the Company recognized that Mr. Long was owed $60,000 by the Company for previous services rendered (to be paid when the Company so determined) and agreed to pay Mr. Long $15,000 monthly as a consulting fee, commencing as of April 15, 1999, until the arrangement was ended by either party on 30 days' notice. Total compensation paid to Mr. Long was $0, $177,446, $343,366, and $730,236 for the years ended December 31, 2000, 1999, and 1998 and for the period from inception to December 31, 2000, respectively. In addition, Mr. Long received reimbursements for various expenses of $0, $34,503, $184,074, and $313,425 for the years ended December 31, 2000, 1999, and 1998 and for the period from inception to December 31, 2000, respectively.

      An entity controlled by C. Leonard Gordon, who had been Chairman, President, and Chief Executive Officer of the Company until his resignation at the time of the Long Transaction, had been receiving a fee of $80,000 annually for Mr. Gordon's services to the Company. During the years ended December 31, 2000, 1999, and 1998 Mr. Gordon and his affiliated entities received aggregate payments of $0, $83,889, and $85,179, respectively, from the Company. In connection with the Long Transaction, Mr. Gordon and his wife sold to Dr. Long their 1,068,034 shares of Common Stock for $53,700. Such proceeds, along with $109,300 of Company funds (see Note 2) were then deposited with a third-party escrow agent who was furnished instructions to release such funds to the Company during the period through March 2002 upon satisfactory evidence that the Company has continued to obtain, at least through the period ending March 17, 2003, directors and officers liability insurance covering the persons who were directors and executive officers of the Company immediately prior to consummation of the Long Transaction comparable to such insurance which was in effect at such time. In the event that such insurance is not obtained, the escrow funds are to be delivered to Mr. Gordon.

      Harvey Horowitz, who resigned as a director in connection with the Long Transaction, had performed legal services for the Company prior to his resignation. During the years ended December 31, 2000, 1999, and 1998 and for the period from inception to December 31, 2000, Mr. Horowitz and his affiliated law firms received aggregate payments of $0, $85,244, $15,174, and $109,095, respectively, for services rendered by Mr. Horowitz.

      As part of its continued efforts to pare costs, along with focusing its efforts on seeking additional funding and strategic alliances, during 1998 and 1999, the Company incurred certain attrition within its top management positions. Thus, certain events and financial obligations were incurred that included the following:

      o In January 1999, as part of a separation agreement with the former Vice President of Operations, a one-time payment of $28,500 was made.

      o In accordance with its separation agreement with the former Vice-President of Sales and Marketing-Europe, the Company paid a severance of $45,000 during the first quarter of 1999 and the former employee was allowed to retain any and all proceeds from the disposition of the office furnishings located at its international business location in full settlement of any and all obligations owed to the employee.

      o In February 1999, the Executive Vice-President and General Counsel, who had been employed under an agreement expiring March 31, 1999, resigned. In February 1999 and prior thereto, the Company paid him a bonus in the amount of $25,000 for work in connection with the successful disposition of its Roswell office and related matters. In connection with his resignation, the Company entered into a consulting agreement providing for a $7,500 monthly fee, which terminated in March 1999. An aggregate of $15,000 was paid under such agreement during its existence.

      o Dr. Long is performing services for the Company and has waived his rights to any compensation therefor. The value of Dr. Long's service for the year 2000 was estimated at $100,000, which was recorded as a non-cash expense with a corresponding increase of the additional paid-in capital.

      Chairman of the Scientific and Clinical Advisory Boards - The Company formed its Scientific and Clinical Advisory Boards (collectively, the "Advisory Boards") during 1994. In connection therewith, the Company entered into a one-year consulting agreement dated January 1, 1994 subject to an annual renewal option with the Chairman of the Advisory Boards, which provided for compensation of $150,000 per year. In addition, options to purchase 58,823 shares of Common Stock at $10.20 per share were granted. As of December 31, 1998, such options were fully vested. In June 1997, the Chairman of the Advisory Boards was granted options to purchase 50,000 shares of Common Stock at $4.69 per share pursuant to the Biofield Corp. 1996 Option Plan. Such options vested ratably over a two-year period commencing on June 4, 1997. Both these options expired unexercised. The Chairman of the Advisory Boards also served as a member of the Company's Board of Directors from 1997 until his resignation in February 1999.

      The Company had entered into a separate one-year agreement dated January 1, 1995, subsequently renewed on an annual basis thereafter, with an entity affiliated with the Chairman of the Advisory Boards to provide services in conducting certain research projects. In consideration for the performance of such research projects, the Company paid $0, $0, and $195,000 during the years ended December 31, 2000, 1999, and 1998 respectively.

12.   STOCK OPTIONS

      At December 31, 2000, the Company has three stock option plans (the "Plans"), which are described below.

      The 1992 Employee Stock Incentive Plan (the "1992 Plan") provides for the grant of stock options, stock appreciation rights ("Rights"), and stock bonus awards ("Awards") to acquire a maximum of 147,060 shares of Common Stock. The 1992 Plan permits the granting of incentive stock options ("ISOs") and non-qualified stock options ("NSOs") at the discretion of the Stock Option Committee (the "Committee"). The 1992 plan provides that the Committee must establish an exercise price for ISOs and Rights that is not less than the fair market value per share at the date of grant and an exercise price of NSOs as shall be determined. Each ISO or Right must expire within 10 years of the date of grant.

      However, if ISOs are granted to persons owning more than 10 percent of the voting stock of the Company, the exercise price may not be less than 110 percent of the fair market value per share at the date of grant and the term of such ISOs may not exceed five years. Vesting of options granted under the 1992 Plan is determined by the Committee and has generally been set at the end of two or three years.

      The Biofield Corp. 1996 Option Plan, as amended (the "1996 Plan"), provides for the grant of options to acquire a maximum of 1,500,000 shares of Common Stock. The 1996 Plan permits the granting of ISOs and NSOs. ISOs may be granted to individuals who, at the time of grant, are employees of the Company or its affiliates. NSOs may be granted to directors, employees, consultants, and other agents of the Company or its affiliates. The 1996 Plan provides that the exercise price for ISOs may not be less than the fair market value per share of the Common Stock at the date of grant and an exercise price for NSOs of not less 85 percent of such fair market value. Each ISO must expire within 10 years of the date of grant. However, if ISOs are granted to persons owning more than 10 percent of the voting stock of the Company, the exercise price may not be less than 110 percent of the fair market value per share at the date of grant and the term of such ISOs may not exceed five years. Unless otherwise provided by the 1996 Plan Administrator, options granted under the 1996 Plan vest at a rate of 25 percent per year over a four-year period.

      The Biofield Corp. 1996 Stock Options Plan for Non-Employee Directors (the "1996 Directors' Stock Plan") provides for the automatic grant of NSOs to nonemployee directors. Options under the 1996 Directors' Stock Plan may be granted only to directors of the Company who are not employees of the Company. Under the 1996 Directors' Stock Plan, 150,000 shares of Common Stock have been reserved for issuance upon exercise of the options. The 1996 Directors' Stock Plan provides for the automatic grant of options to eligible directors. Pursuant to the 1996 Directors' Stock Plan, each eligible director serving on the Board of Directors on the effective date of the 1996 Directors' Stock Plan automatically received an option to purchase 10,000 shares of Common Stock, subject to vesting in three equal annual installments. Subsequently, whenever a new director joins the Board, such director automatically receives options to purchase 10,000 shares of Common Stock on the date of his or her election to the Board, subject to vesting in three equal annual installments. In each year other than the year in which a director receives an initial grant of options, such director automatically receives options to purchase 2,500 shares of Common Stock. The term of each option granted under the 1996 Directors' Stock Plan is 10 years. The exercise price of each option under the 1996 Directors' Stock Plan must be equal to the fair market value of the Common Stock subject to the option on the date of the grant.

      A summary of the status of the Plans as of December 31, 2000, 1999, and 1998 and the changes during the years ended December 31, 2000, 1999, and 1998 are presented below.

                                                             2000                      1999                        1998
                                                  -------------------------- --------------------------  -------------------------
                                                                 WEIGHTED-                  WEIGHTED-                  WEIGHTED-
                                                                 AVERAGE                    AVERAGE                    AVERAGE
                                                   OPTIONS    EXERCISE PRICE   OPTIONS   EXERCISE PRICE   OPTIONS   EXERCISE PRICE
         Outstanding at beginning of period          75,000     $   4.37       793,648     $   4.51       724,870     $   5.02
         Granted                                                                                          198,750         3.79
         Exercised
         Canceled                                   (40,000)        4.37      (718,648)        4.29      (129,972)        6.32
                                                  ---------     --------     ---------     --------     ---------     --------
         Outstanding at end of year                  35,000         4.36        75,000         4.37       793,648         4.51
                                                  ---------     --------     ---------     --------     ---------     --------
         Options exercisable at year end             28,750         4.36        68,750         4.37       503,792         4.74
                                                  ---------     --------     ---------     --------     ---------     --------
         Options available for future grant       1,438,529
                                                  ---------

         Weighted-average fair value of options
          granted during the period                   N/A                        N/A                    $    3.79
                                                  ---------                  ---------                  ---------

      All options granted under the Plans have an exercise price equal to the fair market price of the Common Stock on the grant date.

      The Company, through 1998, granted NSOs outside of the Plans to certain officers and directors of and consultants to the Company, which are exercisable over various periods through June 24, 2008. Certain of these NSOs are performance-based options and become exercisable solely upon the achievement of certain milestones as described in the option agreements, and certain NSOs granted become exercisable immediately in the event of a merger or sale of all or substantially all of the assets of the Company. A summary of the status of the Company's NSOs granted outside of the Plans as of December 31, 2000, 1999, and 1998 and the changes during the years ended December 31, 2000, 1999, and 1998 are presented below.

                                                             2000                      1999                        1998
                                                  -------------------------- --------------------------  -------------------------
                                                                 WEIGHTED-                  WEIGHTED-                  WEIGHTED-
                                                                 AVERAGE                    AVERAGE                    AVERAGE
                                                   OPTIONS    EXERCISE PRICE   OPTIONS   EXERCISE PRICE   OPTIONS   EXERCISE PRICE
                                                   -------    --------------   -------   --------------   -------   --------------
         Outstanding at beginning of period        419,117      $   6.59      1,072,262    $   5.50      1,139,467    $   5.96
         Granted                                                                                            10,000        3.88
         Exercised
         Canceled                                  (95,586)        12.95       (653,145)       5.21        (77,205)       8.67
                                                  --------      --------      ---------    --------      ---------    --------
         Outstanding at end of year                323,531          4.71        419,117        6.59      1,072,262        5.50
                                                  --------      --------      ---------    --------      ---------    --------
         Options exercisable at year end           323,531          4.71        419,117        6.59        896,004        5.57
                                                  --------      --------      ---------    --------      ---------    --------

         Weighted-average fair value of options
           granted during the period                 N/A                          N/A                   $    3.875
                                                  --------                    ---------                  ---------

      The exercise prices of some NSOs granted during 1995 outside of the Plans differed from the market price of the Common Stock on the grant date, and a summary of the weighted-average prices and weighted-average fair values of the NSOs granted during 1995 outside of the Plans is presented below.

                                                        WEIGHTED-     WEIGHTED-
                                                        AVERAGE       AVERAGE
                                                        EXERCISE       FAIR
                                                         PRICE         VALUE

        Exercise price less than the market price        $ 5.10        $ 4.51
        Exercise price equal to the market price           9.18          3.86
        Exercise price more than the market price         11.90          2.69


      The following table summarizes information about stock options outstanding at December 31, 2000:


                             NUMBER                                 NUMBER
                           OUTSTANDING         WEIGHTED-          EXERCISABLE
                               AT              AVERAGE                AT
           EXERCISE        DECEMBER 31,        REMAINING          DECEMBER 31,
            PRICE             2000             LIFE (YRS.)            2000

           $ 0.25             39,216              1.31               39,216
             2.04             73,529              2.45               73,529
             3.50              5,000              7.04                2,500
             4.50             10,000              1.00               10,000
             4.62             20,000              6.37               16,250
             8.16            149,511              2.69              149,511
            10.20             61,275              2.23               61,275
                            --------                               --------
                             358,531                                352,281


      As provided by SFAS 123, the fair value of each option grant before the IPO is estimated on the date of grant using the minimum value method, and the fair value of each option grant after the IPO is estimated on the date of grant using the Black-Sholes option pricing model. The following weighted-average assumptions were used for option grants during 1998 with an expected life of two years: (i) dividend yield of 0 percent; (ii) expected volatility of 72.50 percent; and (iii) risk-free interest rate of
      5.87 percent. The following weighted-average assumptions were used for option grants during 1998 with an expected life of four years: (i) dividend yield of 0 percent; (ii) expected volatility of 72.27 percent; and (iii) risk-free interest rate of 6.26 percent. There were no option grants in 1999 and 2000.

      Had compensation cost for the Plans been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net loss and net loss per common and common equivalent share for the years ended December 31, 2000, 1999, and 1998 would have been increased to the pro forma amounts indicated below.

                                          2000          1999           1998
             Net loss:
               As reported            ($1,534,653)  ($1,253,696)  ($10,654,597)
               Pro forma              ($1,534,653)  ($1,275,668)  ($10,724,550)

             Basic and diluted loss
             per share:
               As reported               ($0.07)       ($0.15)        ($1.06)
               Pro forma                 ($0.07)       ($0.16)        ($1.07)

13.   DEVELOPMENT STAGE COMPANY

      The Company is in the development stage and, to date, has generated nominal revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all of the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2000, the Company had accumulated a deficit of $58,950,445. There can be no assurance that the Company will have sufficient funds available to complete its research and development programs or be able to commercially manufacture or market any products in the future, that future revenues will be significant, or that any sales will be profitable. The Company expects operating losses to increase for at least the next several years, due principally to the anticipated expenses associated with the proposed commercialization of the Biofield Diagnostic System, and other research and development activities.

14.   SUBSEQUENT EVENTS

      In January 2001, the Company fully repaid $286,000 it had drawn against the line of credit (note 8) from the proceeds of the issue of 3,000,000 shares of common stock received in December 2000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  In connection with its audits of the two fiscal years ended December 31, 2000, there have been no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Deloitte & Touche LLP would have caused them to make reference thereto in their report on the financial statements for such years.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our directors and the executive officers are:

Name                                Age      Positions and Offices With Biofield
- ----                                ---      -----------------------------------

David M. Long, Jr., M.D. Ph.D.      72       Chairman of the Board and Chief
                                             Executive Officer

W. Robert Berg                      57       Director

Amy S. Langer                       46       Director

Raymond A. Long, M.D.               41       Director

Arthur Taylor                       66       Director

John D. Stephens                    42       Senior Vice President and Chief
                                             Operating Officer

Nancy Bruyneel                      46       Vice President Worldwide Sales and
                                             Marketing

                  Each of our current directors was appointed to serve as a director by the then existing Board of Directors. Each director serves until the next annual meeting of stockholders and until his or her respective successor is elected and qualified, or until his or her earlier resignation. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors.

                  Dr. David Long was appointed a director of our company as of December 28, 1999 and was elected Chairman and Chief Executive Officer of our company on January 9, 2000. Dr. Long previously had served as a director of our company from August 1992 until April 1993. Dr. Long is a private investor and President of Abel Laboratories Inc., a currently inactive private research laboratory which, from time to time, has conducted research and development on a contract basis relating to medical devices and pharmaceutical applications of interest to Dr. Long. Dr. Long previously was a Professor of Surgery and Chief of Cardiovascular and Thoracic Surgery at the University of Illinois, Abraham Lincoln School of Medicine and a Clinical Associate Professor of Surgery and Radiology at the University of California, San Diego.

                  Amy S. Langer was appointed a director of our company on January 3, 2000. Ms. Langer, a breast cancer survivor, is, and for more than the past five years has been, the Executive Director of the National Alliance of Breast Cancer Organizations (NABCO), a New York-based non-profit resource for breast cancer information and education. Ms. Langer currently serves as a member of numerous public and private advisory committees, including the Board of Scientific Advisors of the National Cancer Institute. Ms. Langer serves as a member of the Biofield Board of Directors in a personal capacity, not as a representative of NABCO or of any other organization affiliated with her professional employment.

                  Dr. Raymond Long was appointed a director of our company on January 9, 2000. Dr. Long, a graduate of The University of Michigan Medical School, for more than five years and until June 30, 2000 was associated with the University of Montreal initially as a Resident in orthopedics and then as a Fellow in arthroplasty and arthroscopy. Dr. Long currently is a Fellow in shoulder and elbow surgery at Florida Orthopedics Institute.

                  Arthur Taylor was appointed a director of our company on January 3, 2000. Mr. Taylor is, and for more than the past five years has been, the President of Muhlenberg College, Allentown, Pennsylvania. Mr. Taylor is a director of various Asian mutual funds managed by Nomura Securities - Nomera Pacific Basin Fund, Japan OTC Equity Fund Inc., Jakarta Growth Fund and Korea Equity Fund Inc.

                  John D. Stephens was appointed Senior Vice President and Chief Operating Officer of our company on January 3, 2000. For more than the five years prior thereto, Mr. Stephens was our Senior Director - Manufacturing, Operations and Logistics.

                  Nancy Bruyneel was appointed Vice President of Worldwide Sales and Marketing of our company on January 3, 2000. Ms. Bruyneel, who is resident in Switzerland, was associated with our then Swiss branch from March 1997 through March 1999 as Vice President of Marketing and Sales - Europe. From 1994 to February 1997, Ms. Bruyneel was Director International Marketing for Collagen International Inc., a biotechnology company. In addition, since March 1999, Ms. Bruyneel also has been self-employed performing business development and medical consulting, although since her appointment in January 2000 as our Vice President of Worldwide Sales and Marketing, her self-employment activities have not been material.

                  W. Robert Berg was appointed to be a director of our company on June 9, 2000 and assumed his appointment on March 23, 2001 after the Staff of the SEC advises us that it did not intend to further comment with respect to our Registration Statement on Form 10-SB. Mr. Berg was President and Chief Executive Officer of SeaMED Corporation, a State of Washington based designer and manufacturer of electronic medical instrumentation, for twelve years until it was acquired by Plexus Corp in July 1999. In March 1999, at the time that the proposed acquisition was first publicly announced, SeaMED had approximately 480 employees and reported that revenues for the quarter ending March 31, 1999 were expected to aggregate approximately $16 million. After such acquisition, until he retired in January 2000, Mr. Berg was President of the SeaMED Division of Plexus. Mr. Berg currently is a private investor.

                  No family relationship exists among any of the directors or executive officers, except that Dr. Raymond Long is the son of Dr. David Long.

                  Based solely upon our review of Forms 3, 4 and 5 filed with the Securities and Exchange Commission and us under the Securities Exchange Act of 1934 and a review of written representations received by us, no person who at any time during Fiscal 2000 was a director, executive officer or beneficial owner of 10% or more of the outstanding shares of our common stock failed to file, on a timely basis, the reports required by Section 16(a) of the Securities Exchange Act.

ITEM 10.          EXECUTIVE COMPENSATION.

                  The following table sets forth information concerning compensation for services in all capacities awarded or paid to or earned by our chief executive officer and our other executive officers who received cash compensation from us aggregating at least $100,000 during the year ended December 31, 2000.

                                          SUMMARY COMPENSATION TABLE

                                                                   Long-Term
                                                                  Compensation
                                      Annual Compensation            Awards
Name and                          --------------------------    No. of Securities     All Other
Principal Positions     Year      Salary      Bonus    Other    Underlying Options   Compensation
- -------------------     ----      ------      -----    -----    ------------------   ------------
David M. Long, Jr.      2000           --        --       --             --                  --
 Chairman and           1999           --        --       --             --                  --
 Chief Executive        1998           --        --       --             --                  --
 Officer

John D. Stephens        2000     $100,000        --       --             --             $45,000(1)
 Senior VP and          1999     $ 90,433        --       --             --                  --
 Chief Operating        1998     $140,952        --       --          5,000(2)               --
 Officer

Nancy Bruyneel          2000     $100,000        --       --             --             $45,000(1)
 VP Worldwide           1999     $ 48,530(3)     --       --             --             $59,000(4)
 Sales and              1998     $206,925(3)     --       --         40,000(5)               --
 Marketing

- -------------------------------
(1) Represents the difference between the $5,000 purchase price paid for 100,000 restricted shares of Common Stock and the fair market value of such shares at the time of purchase.

(2) Issued under the 1996 Stock Option Plan at an exercise price of $3.50 per share. These options vest ratably over four years commencing one year after grant.

(3) Represents approximate amount in U.S. dollars. Payment was made in Swiss Francs and was 69,228SFr in 1999 and 299,988SFr in 1998.

(4) In 1999, Ms. Bruyneel's employment was terminated and, in satisfaction of all obligations to her, she was paid $45,000 and was allowed to retain all proceeds from the disposition of office furnishings located in our then office in Switzerland, which had a then book value of approximately $14,000.

(5) Issued under the 1996 Stock Option Plan. All of these options terminated, without exercise in 1999.

                  During the year ended December 31, 2000, we did not grant any stock options or stock appreciation rights.

                  The following table sets forth the total number of exercisable and un-exercisable stock options held by each of the Company's executive officers named in the Summary Compensation Table who held any stock options as of December 31, 2000. No options to purchase Common Stock were exercised by any of the Company's executive officers during the year ended December 31, 2000 and no stock appreciation rights were outstanding during such year.

                                Number of Securities                     Value of Unexercised
                          Underlying Unexercised Stock Options           In-the-Money Options
                                At December 31, 2000                     At December 31, 2000
                          -----------------------------------      ------------------------------
Name                      Exercisable           Unexercisable      Exercisable      Unexercisable
- ----                      -----------           -------------      -----------      -------------
 John D. Stephens         78,897 shares         6,250 shares           -0-               -0-

                  Although our company previously paid our non-employee directors an honorarium of $3,750 per quarter, no cash fee is currently being paid by us to our directors. In January 2000, upon their appointment as directors, we agreed to sell, and subsequently sold, to its each of our two independent directors (Amy S. Langer and Arthur Taylor) 100,000 unregistered shares of common stock at a price of $0.05 per share, which was equal to the price that shares of common stock had been sold by us to Dr. David Long and Dr. Raymond Long on December 28, 1999, which price the then Board of Directors determined was the fair market value for these shares, and the independent directors then waived their rights to any payment for their services in the year 2000. As of March 20, 2001, no determination had been made with respect to the compensation of directors for the period after December 31, 2000.

                  Under the Biofield Corp. 1996 Stock Option Plan for Non-Employee Directors, 150,000 shares of common stock have been reserved for issuance of options to non-employee directors. The Plan provides for the automatic grant of options to eligible directors. Each non-employee director who joins the Board will automatically receive an initial grant of options to purchase 10,000 shares of common stock at an exercise price equal to the fair market value per share at the date of grant, subject to vesting in three equal annual installments. In each year, other than the year in which a director receives an initial grant of options, that director will automatically receive options to purchase 2,500 shares of common stock on the date of the Annual Meeting of Stockholders which vest immediately upon being granted. If any options granted under the Plan, for any reason, expire or are canceled or otherwise terminated without having been exercised in full, the shares allocable to the unexercised portion of these options again become available for grants under the Plan. The term of each option granted under the Plan is 10 years. Options granted under the Plan must be exercised before the earlier of (a) the scheduled expiration date, or (b) one year following the dated of termination of service. The exercise price of an option is payable upon exercise in cash. As of March 1, 2001, no shares had been issued upon the exercise of options granted under the Plan and 150,000 shares remained available for future grant. Unless sooner terminated by the Board, the Plan will terminate in January 2006. Our current directors have waived their rights to receive options under the Plan with respect to their initial year of service in 2000

                  We do not have any employment contracts or termination of employment and change-in- control arrangements with any of our executive officers. In January 2000, upon their appointment as executive officers, we agreed to sell, and subsequently sold, to each of John D. Stephens, our Senior Vice President and Chief Operating Officer, and Nancy Bruyneel, our Vice President of Worldwide Sales and Marketing, 100,000 unregistered shares of common stock at a price of $0.05 per share, which was equal to the price that shares of common stock had been sold by us to Dr. David Long and Dr. Raymond Long on December 28, 1999, which price the then Board of Directors determined was the fair market value for these shares. If the executive officer voluntarily terminates his or her relationship with our company within one year after this purchase or is terminated by us for just cause, as defined, during that year, we have the right to repurchase the shares for their original purchase price. Mr. Stephens and Ms. Bruyneel are each currently employed by us at an annual salary of $100,000.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

                  The following table sets forth, as of March 1, 2001, the number of shares of our common stock beneficially owned by (a) each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding common stock, (b) each of our current and proposed directors, (c) each of the persons named in the Summary Compensation Table appearing under Item
6. - "Executive Compensation", and (d) all our directors, proposed directors and executive officers, as a group (seven persons). Except as indicated in the footnotes to this table, we believe that the persons named in this table have sole voting and investment power with respect to the shares of our common stock indicated.

Name (1)                                             Shares Beneficially Owned (2)      Percent of Class
- --------                                             -------------------------          ----------------
Long Family Partners II, LP (3)                                 7,133,275                     28.3%

David M. Long, Jr., M.D. Ph.D.                                 11,334,653 (4)                 45.0%

Raymond A. Long M.D.                                            4,012,255 (5)                 15.9%

Hambrecht & Quist Capital Management Incorporated(6)            1,878,766                      7.5%

Amy S. Langer                                                     100,000                        *

Arthur Taylor                                                     100,000                        *

W. Robert Berg                                                         --                       --

All directors and executive officers, as a group               16,153,405 (7)                 62.6%

- -----------------------------------
     * Less than 1%.

(1) The address for each person or entity, except as otherwise indicated, is c/o Biofield Corp., Suite M, 1025 Nine North Drive, Alpharetta, Georgia 30004.

(2)      All shares are held of record, unless otherwise stated.

(3) Long Family Partners II, L.P., is a Delaware limited partnership, the general partners of which are Dr. David Long and his wife, Donna R. Long. Dr. Long is the Managing Partner of the partnership and, in this capacity, has the ability to sell its assets and vote any securities owned by the partnership.

(4) Consists of (a) 7,133,275 shares owned by Long Family Partners II, L.P. (referred to in note 3 above), of which Dr. David Long is the Managing Partner, (b) 3,829,291 shares held of record, (c) 8,087 shares held in "street name" by a family partnership, and (d) 364,000 held of record by Donna R. Long, Dr. Long's wife, with respect to which beneficial ownership is disclaimed.

(5) Consists of (a) 1,200,000 shares held of record, (b) 2,800,000 shares held by Raymond A. Long u/a 01/01/01, a retirement plan, and (c) 12,255 shares issuable upon exercise of outstanding stock options.

(6) Hambrecht & Quist Capital Management Incorporated has filed a Schedule 13G with the SEC, dated January 23, 2001 in which it indicates that its address is 30 Rowes Wharf - 4h Floor, Boston, Massachusetts 02110-3328, that it disclaims any beneficial ownership in the shares it reported, that such shares are owned for certain client accounts and that it and such accounts are not acting as a group for purposes of Section 13(d) under the Securities Exchange Act of 1934.

(7) Consists of (a) the shares listed in the table as being beneficially owned by Dr. David Long, Amy S. Langer, Dr. Raymond Long, Arthur Taylor and W. Robert Berg, directors and a proposed director, and (b) an aggregate of 140,000 shares held of record and 78,897 shares issuable upon exercise of presently outstanding stock options, beneficially owned by two unnamed executive officers.

                  We do not know of any arrangements which may result in a change in our control.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH DR. DAVID LONG AND HIS AFFILIATES

                  In June 1992, we entered into several agreements with Abel Laboratories, Inc., an affiliate of Dr. David Long, our current Chairman and Chief Executive Officer. One of these agreements, a laboratory services agreement, which expired December 31, 1993, engaged Abel to provide specified preclinical research to be managed by Dr. Long. Effective January 1, 1994, pursuant to a master laboratory services agreement, we and Abel agreed that any research thereafter conducted for us by Abel would be on substantially the same terms as the laboratory services agreement and would be on a budget approved by us. Thereafter, from time to time, Abel has conducted additional preclinical research for us. Although no research was performed in 1999, approximately $246,000 was performed in 1998 and approximately $595,000 was performed in 1997. As of December 31, 1999, an aggregate of $55,516 was owed by us to Abel for services previously rendered.

                  In June 1992, we entered into a patent royalty agreement with Abel, which assigned to us all of Abel's rights and interests in all inventions and/or technology conceived and/or developed by Abel or Dr. Long in connection with laboratory services performed by Abel for us which relate to the use of bioelectronics in the diagnosis, screening or management of disease, infection, ovulation or other bioelectric events. Under our agreement, Abel is entitled to royalties of 5% of the net sales of products incorporating any of these inventions or technology which are embodied in any patent issued to us, during the life of the patent, as well as 20% of the net proceeds we may receive from the license of the patent to others, up to a maximum of $2 million. As of March 1, 2001, one patent has been issued to us which is covered by the agreement, although we have not obtained any revenues therefrom.

                  Effective as of June 1992, in connection with the patent royalty agreement and the laboratory services agreement, we granted Abel options to purchase an aggregate of 61,275 shares of common stock at $8.16 per share, which exercise price was reduced to $2.04 per share following completion of our Series A Preferred Stock private placement in December 1993, based on our market capitalization at that time. In April 1993, we agreed to include, at our expense, the registration of any shares issued upon the exercise of these options in certain registrations of additional shares of our common stock and, in February 1998, a registration statement covering these shares was declared effective by the SEC. None of these options, which expire June 1, 2002, had been exercised as of March 1, 2001. These options have been transferred by Abel to five of the children of Dr. David Long.

                  In March 1995, pursuant to a determination made by our Board of Directors in May 1994 to grant an option to purchase our common stock to Dr. David Long, in consideration for his past services to us, Dr. Long was granted an option to purchase an aggregate of 24,510 shares of common stock at $10.20 per share. At neither of such times was Dr. Long a member of our Board of Directors. The option was not exercised prior to its expiration on March 16, 2000. As part of the agreement under which the option was issued, we agreed that, irrespective of the termination of the option, as long as Dr. Long was acting as our employee or consultant, any unexercisable options held by Dr. Long would become immediately exercisable upon the sale of all or substantially all of our assets or upon our merger, consolidation or combination with another company in which we were not the surviving entity.

                  On December 28, 1999, Dr. David Long and his son, Raymond, and their affiliated entities, purchased an aggregate of 14 million unregistered shares of common stock from us for an aggregate of $700,000, or $0.05 per share, a price determined by the then Board of Directors (consisting of C. Leonard Gordon, Harvey Horowitz and D. Carl Long) to be the fair market value of these shares. The closing sale price for our common stock, as reported by The Nasdaq Stock Market, Inc. InfoQuote service furnished by Financial Insight Systems, Inc., was $0.09 per share on December 27 and $0.11 per share on December 28. During the 30 days prior to December 28, such closing price ranged from a low of $0.028 per share to a high of $0.22 per share. Additionally, since we had not released publicly any information concerning our company after we terminated our SEC reporting obligations in March 1999, we did not believe that the price set by the public marketplace was reflective of the true value of our company. Due to the financial condition of our company at that time, our then Board, among other things, was seriously contemplating the possible bankruptcy of our company. The price negotiated by Dr. Long and his group was based on arms-length negotiation and, after Dr. Long and his group made its offer to purchase at $0.05 per share, and indicated that they would not increase their offered price under any circumstances, our Board of Directors attempted to obtain a higher offer and was unsuccessful. As part of the transaction with Dr. Long and his group, Dr. Long was able to negotiate termination arrangements with the then members of our Board of Directors, who also constituted all of our then executive officers, and such persons were required to release the company from all claims for unpaid present and future compensation in excess of the amounts paid to them at closing. See "Other Transactions" below.

                  Simultaneously with the closing of the transaction, Dr. David Long was appointed a director of our company and the other directors resigned from all of their positions with our company.

TRANSACTIONS IN 2000

                  In January 2000, Dr. David Long appointed Amy S. Langer and Arthur Taylor as directors and the new Board of Directors then appointed Dr. Raymond Long as a director and elected Dr. David Long as Chairman and Chief Executive Officer.

                  In January 2000, our Board of Directors approved the sale to each of Amy S. Langer and Arthur Taylor, our two independent directors, of 100,000 shares of common stock, without any registration rights, at a price of $0.05 per share, which was equal to the price that shares of common stock had been sold by us in the December 28, 1999 transaction with Dr. David Long, which price the Board of Directors determined was the fair market value for these shares. However, on the date that such transaction was approved, the closing price of our common stock, as reported by The Nasdaq Stock Market, Inc. InfoQuote service furnished by Financial Insight Systems, Inc., was $0.50. In consideration for such issuance, Ms. Langer and Mr. Taylor waived their rights to any payment for their services as directors with respect to their term commencing in year 2000. At the same time, the Board of Directors approved the sale to each of John D. Stephens, our newly elected Senior Vice President and Chief Operating Officer, Anita T. Thibeault, our then newly elected President and Acting Vice President of Regulatory/Clinical Affairs and Quality Assurance, and Nancy Bruyneel, our newly elected Vice President of Worldwide Sales and

Marketing, of 100,000 shares of common stock, also without any registration rights, at a price of $0.05 per share, pursuant to an agreement under which if the executive officer voluntarily terminates his or her relationship with us or is terminated by us for just cause, as defined, within one year, we have the right to repurchase his or her shares for their original purchase price. On June 30, 2000, Ms. Thibeault voluntarily terminated her relationship with us and we repurchased 60,000 of the shares sold to her for an amount equal to her purchase price therefor. With respect to the foregoing transactions, we treated the difference between the purchase price for the shares and $0.50 as compensation expense for financial reporting purposes.

                  On June 20, 2000, California Bank & Trust extended a one year $500,000 line of credit, to us. Loans under the line will be at the bank's prime rate from time to time plus one percent. The repayment of loans under the line of credit is guaranteed by Dr. David Long, his wife and Long Family Partners II, LP and is secured by certain of their assets. We did not pay the guarantors any consideration for their guaranty.

                  On December 15, 2000, Dr. David Long purchased 482,000 unregistered shares of our common stock from us for an aggregate of $241,000 or $0.50 per share, a price determined by our Board of Directors (with Dr. Long abstaining) to be the fair market value of these shares. Such shares were sold to Dr. Long pursuant to a stand-by commitment originally given to our company by Dr. Long on September 6, 2000. On such date, our Board of Directors determined that it was necessary for our company to raise an additional $1,000,000 for operating expenses before the end of 2000, and determined to raise such funds through the private sale of authorized, unissued shares of our common stock. At such time, Dr. Long offered his stand-by commitment to purchase any unsubscribed shares, if such shares were being sold for not more than $0.50 per share and the closing occurred prior to November 1, 2000, and Dr. Long advised the Board that he would purchase such shares without any registration rights or any equity inducement, such as a further right to subscribe for additional shares in any further offering at a reduced price. During the thirty day period prior to September 6, the average closing price for our common stock, as reported by The Nasdaq Stock Market, Inc InfoQuote service furnished by Financial Insight Systems, Inc. was $0.439 per share and such closing price on September 5 was $0.39 per share. Thereafter, we attempted to sell our common stock at $0.50 per share and under the other terms offered by Dr. Long by contacting several larger previous investors in our company and other parties who had advised our officers and directors of a possible interest in investing in our company. Due to the small size of the proposed offering and the fact that our common stock was not trading on any recognized securities exchange, we did not retain a financial advisor to assist us in the offering. By November 1, 2000, and despite interest from several investor groups and Dr. Long's stand-by commitment, we were unable to place all of the offered shares of common stock; whereupon, Dr. Long agreed to extend his stand-by commitment until December 1, 2000. On December 1, 2000, only 1,518,000 shares of our common stock had been subscribed for at $0.50 per share and we advised Dr. Long that we intended to accept his stand-by commitment for the then unsubscribed portion of the $1,000,000 offering or 482,000 shares, and that he should wire transfer $241,000 to us for a closing during the week of December 4, 2000. On such date, the closing price of our common stock, as reported by The Nasdaq Stock Market, Inc InfoQuote service furnished by Financial Insight Systems, Inc. was $0.40 per share. On December 2, 2000, Hambrecht & Quist Capital Management Inc. advised us that two investment companies for which it had investment authority may be interested in participating in the offering if it were not too late. Our Board of Directors then determined to increase the size of the offering by $500,000 and to delay the closing thereof until December 18, 2000, and the other subscribers agreed to such extension and increase. The closing of the $1,500,000 private offering occurred on December 15, 2000 and 3,000,000 of our authorized, unissued shares of common stock were sold at such time, including the 482,000 shares sold to Dr. Long. On such date, the closing price of our common stock, as reported by The Nasdaq Stock Market, Inc InfoQuote service furnished by Financial Insight Systems, Inc. was $0.57 per share.

OTHER TRANSACTIONS

                  In connection with the December 28, 1999 transaction with Dr. David Long, D. Carl Long resigned his positions with our company, which consisted of Vice Chairman, President, consultant and a director, relinquished all stock options previously granted to him by us and released us from all non-accrued obligations to him under his employment agreement and his consulting arrangement. In consideration for the release, we paid $60,000 to Carl Long (which had previously accrued under his consulting arrangement) and $7,200 to his counsel for services rendered to him in connection with the negotiation of this release. Carl Long is a son of Dr. David Long and the brother of Dr. Raymond Long. Carl Long's employment agreement, which was effective as of July 7, 1997, had been approved by or then Board of Directors in June 1998, was for a term through July 7, 2000 and provided for his employment as our President and Chief Executive Officer, at an initial base compensation of $250,000 annually plus bonus of $70,000, subject to realization of certain milestones, and with an automatic five percent annual cost-of-living increase. The employment agreement also acknowledged that Carl Long had been granted: (a) in March 1997, non-qualified options to purchase 100,000 shares of common stock at $4.75 per share, which options vested immediately and were not subject to forfeiture including upon his termination of employment; (b) in July 1997, non-qualified options to purchase 200,000 shares of common stock at $2.938 per share, half of which options vested immediately and half of which vested ratably over the employment term and were not subject to forfeiture upon vesting, including upon his termination of employment; and (c) during the period from 1992 through 1995, non-qualified and incentive options to purchase an aggregate of 338,238 shares of common stock at prices between $1.02 to $9.18 per share. Carl Long's consulting arrangement, which became effective as of April 15, 1999, when he relinquished his role as Chief Executive Officer, had been approved by our then Board of Directors in November 1999, at which time we recognized that Carl Long was owed $60,000 for previous services rendered (which was to be paid at some future time). The consulting arrangement, which was terminable by either party on 30 days' notice, provided for a monthly $15,000 consulting fee for Carl Long's part-time availability. Total compensation paid to Carl Long was $177,446 in 1999, and Mr. Long received reimbursements for his expenses of $34,503.

                  In connection with the December 28, 1999 transaction with Dr. David Long, C. Leonard Gordon resigned as Chairman, Chief Executive Officer and a director of our company, simultaneously relinquished all stock options previously granted to him by us and released us from all non-accrued obligations, if any, to him and his affiliates. An entity controlled by Mr. Gordon had been receiving a fee of $80,000 annually for Mr. Gordon's services to us. Mr. Gordon and his affiliated entities received aggregate payments from us of $83,889 in 1999.

                  Simultaneously with the December 28, 1999 transaction with Dr. David Long, Mr. Gordon and his wife sold to Dr. David Long their 1,068,034 shares of common stock for an aggregate of $53,700 or $0.05 per share. These proceeds, along with $109,300 of our funds, were then deposited with a third-party escrow agent who was furnished instructions to release these funds to us during the period through March 2002 upon satisfactory evidence that we have continued to obtain, at least through the period ending March 17, 2003, directors and officers liability insurance covering the persons who were directors and executive officers of our company immediately before consummation of the December 28, 1999 transaction with Dr. David Long comparable to the insurance which was in effect at that time. If this insurance is not obtained, the then remaining escrow funds are to be delivered to Mr. Gordon.

                  Harvey Horowitz, who resigned as a director of our company in connection with the December 28, 1999 transaction with Dr. David Long, simultaneously relinquished all stock options previously granted to him by us and released us from all non-accrued obligations, if any, owed by us to him and his affiliates. Mr. Horowitz and his law firm had performed legal services for us before Mr. Horowitz's resignation. Mr. Horowitz and his law firm received aggregate payments of $85,244 in 1999.

                  In April 1999, Nancy Bruyneel, then Vice President of Sales and Marketing - Europe, resigned. Ms. Bruyneel released our company from all obligations owed to her and, in consideration therefor, we paid Ms. Bruyneel $45,000 and she was allowed to retain all proceeds from the disposition of the office furnishings located at our then office in Switzerland, which furnishings had a book value at that time of approximately $14,000. Prior to her resignation, Ms. Bruyneel received compensation of 69,228 Swiss Francs (approximately $48,530) in 1999. During 1998, Ms. Bruyneel received compensation of 299,988 Swiss Francs (approximately $206,925). In January 2000, Ms. Bruyneel again became associated with our company, as Vice President of Worldwide Sales and Marketing, at an annual salary of $100,000.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

    2.   Articles of incorporation and by-laws

         2.1 Fifth Amended and Restated Certificate of Incorporation of Biofield Corp., as filed with the Secretary of State of the State of Delaware on October 6, 2000. (1)

         2.2      By-laws of Biofield Corp.(2)

    3. Instruments defining the rights of security holders, including indentures.- None

    5.   Voting trust agreement and amendment. - None

    6.   Material contracts.

         6.01     Registration Rights Agreement between Biofield Corp. and John
                  D. Stephens, dated as of April 22, 1993.(3)

         6.02 Form of Stock Purchase Option Agreement between Biofield Corp. and Abel Laboratories, Inc., dated as of June 1, 1992.(3)

         6.03 Patent Royalty Agreement between Biofield Corp. and Abel Laboratories, Inc., dated as of June 1, 1992.(3)

         6.04 Registration Rights Agreement by and among Biofield Corp. and Abel Laboratories, Inc., dated as of April 22, 1993.(3)

         6.05 Master Laboratory Services Agreement between Biofield Corp. and Abel Laboratories, Inc., dated as of January 1, 1994.(3)

         6.06 Preproduction Manufacturing Agreement between Biofield Corp. and SeaMED Corporation, dated as of October 4, 1993.(3)

         6.07 Supply Agreement between Biofield Corp. and SeaMED Corporation, dated November 4, 1996. (3)

         6.08 Manufacturing Supply Agreement Amendment between Biofield Corp. and SeaMED Corporation, dated July 17, 1997. (1)

         6.09 Repair and Service Agreement, between Biofield Corp. and SeaMED, a Plexus company, dated May 3, 2000. (1)

         6.10     Biofield Corp. 1992 Stock Incentive Plan.(3)

         6.11     Biofield Corp. 1996 Stock Option Plan, as amended.(4)

         6.12     Biofield Corp. 1996 Stock Option Plan for Non-Employee
                  Directors.(3)

         6.13 Stock Purchase Agreement between Biofield Corp. and David M. Long, Jr., M.D., Ph.D., individually and on behalf of Long Family Partners II, LP, Raymond A. Long and Raymond A. Long u/a 01/01/91, dated December 28, 1999. (1)

         6.14 Escrow Agreement among C. Leonard Gordon, Biofield Corp. and Warshaw Burstein Cohen Schlesinger & Kuh, LLP, as escrow agent, dated December 28, 1999. (1)

         6.15 Form of Stock Purchase Agreement between Biofield Corp. and each of Arthur Taylor and Amy Langer, dated January 10, 2000.
                  (1)

         6.16 Form of Stock Purchase Agreement between Biofield Corp. and each of John Stephens and Nancy Bruyneel, dated January 10, 2000. (1)

         6.17 License Agreement between Biofield Corp. and Cardio Dynamics International Corporation, dated October 16, 2000. (1)

         6.18 Share Option Agreement, dated as of March 16, 1995, between Biofield Corp. and David M. Long, Jr., M.D. (1)

    7.   Material foreign patents. - None

   10.   Consents  - None

   11. Statement re computation of per share earnings - Not required since this computation can be clearly determined from the material contained in this report on Form 10-KSB.

   13. Annual report to security holders for the last fiscal year, Form 10-Q or 10-QSB or quarterly report to security holders, if incorporated by reference in the filing - Not applicable.

   16.   Letter on change in certifying accountant - Not applicable.

   18.   Letter on change in accounting principles - Not applicable.

   21.   Subsidiaries of the small business issuer

                  Biofield International, Inc.   -   Incorporated in Delaware

   22. Published report regarding matters submitted to vote of security holders - Not applicable.

   23.   Consent of experts and counsel - None.

   24.   Power of attorney - Not applicable.

   27.   Financial Data Schedule - Not applicable.

   28. Information from reports furnished to state regulatory authorities - Not applicable.

   99.   Additional Exhibits -  Not applicable.
- -----------------------
  (*)      Filed herewith.

         (1) Filed with the Securities and Exchange Commission as an exhibit to Biofield's Registration Statement on Form 10-SB (Registration No. 0-27848) which became effective on October 18, 2000.

         (2) Incorporated by reference to Biofield's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

         (3) Incorporated by reference to Biofield's Registration Statement on Form S-1 (Registration No. 333-00796) declared effective on March 19, 1996.

         (4) Incorporated by reference to Biofield's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(b) REPORTS ON FORM 8-K. We did not file a Current Report on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2001
                                        BIOFIELD CORP.

                                        By: /s/ DAVID M. LONG, JR.
                                            -------------------------------
                                            David M. Long, Jr., M.D., Ph.D.
                                            Chairman and Chief Executive Officer


                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated:

March 30, 2001                              /s/ DAVID M. LONG, JR.
                                            -------------------------------
                                            David M. Long, Jr., M.D., Ph.D.
                                            Chairman and Chief Executive Officer
                                              and Director
                                            (Principal Executive Officer)


March   , 2001
                                            -------------------------------
                                            W. Robert Berg
                                            Director


March 30, 2001                              /s/ AMY S. LANGER
                                            -------------------------------
                                            Amy S. Langer
                                            Director


March 30, 2001                              /s/ RAYMOND A. LONG
                                            -------------------------------
                                            Raymond A. Long, M.D.
                                            Director


March 30, 2001                              /s/ ARTHUR TAYLOR
                                            -------------------------------
                                            Arthur Taylor
                                            Director


March 30, 2001                              /s/ JOHN D. STEPHENS
                                            -------------------------------
                                            John D. Stephens
                                            Senior Vice President and Chief
                                              Operating Officer
                                            (Principal Financial and Accounting
                                              Officer)