Form 10QSB
period 2001-03-31
BIOFIELD CORP \DE\
filed 2001-05-15
CIK 1007018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number: 0-27848

                                 BIOFIELD CORP.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Delaware                                       13-3703450
-------------------------------                       ------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                        Identification No.)

                         Suite M, 1025 Nine North Drive
                            Alpharetta, Georgia 30004
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (770) 740-8180
                ------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              25,223,478 shares of common stock as of May 1, 2001.

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

Item 1.
Financial Statements

     Consolidated Balance Sheets as of March 31, 2001 (unaudited) and
     December 31, 2000                                                         3

     Consolidated Statements of Operations for the three months ended
     March 31, 2001 and 2000 and for the period October 16, 1987
     (date of inception) through March 31, 2001 (unaudited)                    4

     Consolidated Statements of Stockholders' Equity for the period October
     16, 1987 (date of inception) through March 31, 2001 (unaudited)           5

     Consolidated Statements of Cash Flows for the three months ended
     March 31, 2001 and 2000 and for the period October 16, 1987
     (date of inception) through March 31, 2001 (unaudited)                    8

     Notes to Unaudited Consolidated Financial Statements                     10

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 11


PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                13


SIGNATURES                                                                    14


PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                                            March 31, 2001  December 31, 2000
                                                                                    (unaudited)
                                                                                  --------------- -----------------
CURRENT ASSETS:
 Cash and cash equivalents                                                        $       549,547 $     1,339,273
 Restricted cash                                                                           84,717          84,717
 Short-term investments                                                                       729             719
 Inventories                                                                              692,752         692,752
 Other current assets                                                                      70,464          34,599
                                                                                  --------------- ---------------
   Total current assets                                                                 1,398,209       2,152,060

PROPERTY AND EQUIPMENT - Net                                                               22,044          21,577
OTHER ASSETS                                                                               22,753          22,753
PATENT AND PATENT APPLICATION - Net                                                       407,950         406,818
                                                                                  --------------- ---------------
   TOTAL                                                                          $     1,850,956 $     2,603,208
                                                                                  =============== ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                                 $       274,197 $       349,211
 Line of credit borrowings                                                                   --           286,000
 Due to affiliate                                                                          56,845          56,845
 Accrued expenses                                                                          72,539          76,000
                                                                                  --------------- ---------------
   Total current liabilities                                                              403,581         768,056


STOCKHOLDERS' EQUITY:
 Preferred Stock, $.001 par value; authorized 12,300,000
  shares; no shares issued or outstanding
 Common Stock, $.001 par value; authorized 40,000,000 shares; issued 27,529,609 shares at March 31, 2001
  and December 31, 2000                                                                    27,530          27,530
   Less - Treasury stock - 2,306,131 shares at March 31,
   2001 and December 31, 2000                                                              (3,100)         (3,100)
 Additional paid-in capital                                                            60,786,167      60,761,167
 Accumulated deficit during development stage                                         (59,363,222)    (58,950,445)
                                                                                  --------------- ---------------
 Total stockholders' equity                                                             1,447,375       1,835,152
                                                                                  --------------- ---------------
 TOTAL                                                                            $     1,850,956 $     2,603,208
                                                                                  =============== ===============

See notes to consolidated financial statements.


                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                            Period
                                                                        October 16, 1987
                                             Three Months Ended            (Date of
                                                 March 31,                 Inception
                                      ---------------------------------     Through
                                               2001            2000      March 31, 2001
                                         ------------    ------------    ---------------
REVENUE                                                                  $     22,582
COST OF SALES                                                                  10,162
                                                                         ------------
GROSS PROFIT                                                                   12,420

OPERATING EXPENSES:
 Research and development                $     23,433    $        -      $ 39,857,033
 Selling, general, and administrative         405,919         294,667      21,541,830
 (Gain) on disposition of fixed assets            -               -            (8,084)
                                         ------------    ------------    ------------
   Total operating expenses                   429,352         294,667      61,390,779

OTHER INCOME (EXPENSE):
 Interest income                               11,978           2,560       2,473,908
 Interest expense                                 -               -          (452,187)
 Royalty income                                 4,596             -            13,164
                                         ------------    ------------    ------------
   Net other income (expense)                  16,574           2,560       2,034,885
                                         ------------    ------------    ------------
LOSS BEFORE INCOME TAXES                     (412,778)       (292,107)    (59,343,474)
PROVISION FOR INCOME TAXES                        -               -           (19,749)
                                         ------------    ------------    ------------
NET LOSS                                 $   (412,778)   $   (292,107)   $(59,363,223)
                                         ============    ============    ============

NET LOSS PER SHARE:
 Basic and Diluted                       $      (0.02)   $      (0.01)
                                         ============    ============

WEIGHTED-AVERAGE SHARES
 Basic and Diluted                         25,223,478      21,783,478
                                         ============    ============


See notes to consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
                                                   Series A              Series B              Series C
                                               Preferred Stock       Preferred Stock       Preferred Stock         Common Stock
                                             --------------------  --------------------  --------------------  --------------------
                                              Shares     Amount     Shares     Amount     Shares     Amount     Shares     Amount
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Sale of Common Stock, October 16, 1987
  (date of inception) ($.16 per share, net)                                                                      549,020  $      55
Issuance of Common Stock in connection
  with patent acquisition ($.001 per share)                                                                      235,294         24
Net loss, October 16, 1987 to March 31,
  1988                                                                                                                --         --
Total comprehensive income (loss)
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

BALANCE AT MARCH 31, 1988                           --         --         --         --         --         --    784,314         79
Net loss
Total comprehensive income (loss)
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

BALANCE AT MARCH 31, 1989                           --         --         --         --         --         --    784,314         79
Net loss
Total comprehensive income (loss)
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

BALANCE AT MARCH 31, 1990                           --         --         --         --         --         --    784,314         79
Acquisition of 235,294 shares of Common
  Stock ($.001 per share)
Net loss
Total comprehensive income (loss)
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

BALANCE AT MARCH 31, 1991                           --         --         --         --         --         --    784,314         79
Retirement of Common Stock held in treasury                                                                     (235,294)       (24)
Issuance of Common Stock in exchange for
  notes and debt (with accrued interest)
  ($2.90 per share, net)                                                                                         431,372         43
Sale of Common Stock ($.82 per share, net)                                                                        24,510          2
Amortization of deferred compensation                                                                                 --         --
Net loss                                                                                                              --         --
Total comprehensive income (loss)                                                                                     --         --
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

BALANCE AT MARCH 31, 1992                           --         --         --         --         --         --  1,004,902        100
Sale of Common Stock  ($7.67 per share,
  net)                                                                                                           557,475         55
Exercise of Common Stock options                                                                                   2,451          1
Amortization of deferred compensation                                                                                 --         --
Change in par value of common stock
  from $.0001 to $.001                                                                                                --      1,408
Net loss                                                                                                              --         --
Total comprehensive income (loss)                                                                                     --         --
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

BALANCE AT MARCH 31, 1993                           --         --         --         --         --         --  1,564,828  $   1,564
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
  (carried forward)

--------------------------------------------------------------------------------------------------------------------------------
                                                                          Deficit        Foreign
                                              Additional            Accumulated During   Currency                      Total
                                               Paid-in    Treasury      Development     Translation                Comprehensive
                                               Capital     Stock           Stage        Adjustment      Total          Loss
                                              ----------  --------  ------------------  -----------  ------------  -------------
Sale of Common Stock, October 16, 1987
  (date of inception) ($.16 per share, net)   $   91,898                                             $     91,953
Issuance of Common Stock in connection
  with patent acquisition ($.001 per share)          276                                                      300
Net loss, October 16, 1987 to March 31,
  1988                                                --                $  (159,359)                     (159,359)
Total comprehensive income (loss)                                                                                   $  (159,359)
                                             -----------  --------     ------------     -----------  ------------   -----------

BALANCE AT MARCH 31, 1988                         92,174        --         (159,359)             --       (67,106)
Net loss                                                                   (495,520)                     (495,520)
Total comprehensive income (loss)                                                                                   $  (495,520)
                                             -----------  --------     ------------     -----------  ------------   -----------

BALANCE AT MARCH 31, 1989                         92,174        --         (654,879)             --      (562,626)
Net loss                                                                   (233,347)                     (233,347)
Total comprehensive income (loss)                                                                                   $  (233,347)
                                             -----------  --------     ------------     -----------  ------------   -----------

BALANCE AT MARCH 31, 1990                         92,174        --         (888,226)             --      (795,973)
Acquisition of 235,294 shares of Common
  Stock ($.001 per share)                                 $   (300)                                          (300)
Net loss                                                                   (285,179)                     (285,179)
Total comprehensive income (loss)                                                                                   $  (285,179)
                                             -----------  --------     ------------     -----------  ------------   -----------

BALANCE AT MARCH 31, 1991                         92,174      (300)      (1,173,405)             --    (1,081,452)
Retirement of Common Stock held in treasury         (276)      300               --              --
Issuance of Common Stock in exchange for
  notes and debt (with accrued interest)
  ($2.90 per share, net)                       1,248,638        --               --              --     1,248,681
Sale of Common Stock ($.82 per share, net)        19,998        --               --              --        20,000
Amortization of deferred compensation            136,880        --               --              --       136,880
Net loss                                              --        --         (461,061)             --      (461,061)
Total comprehensive income (loss)                     --        --               --              --            --   $  (461,061)
                                             -----------  --------     ------------     -----------  ------------   -----------

BALANCE AT MARCH 31, 1992                      1,497,414        --       (1,634,466)             --      (136,952)
Sale of Common Stock  ($7.67 per share,
  net)                                         4,275,223        --               --              --     4,275,278
Exercise of Common Stock options                     624        --               --              --           625
Amortization of deferred compensation            477,453        --               --              --       477,453
Change in par value of common stock
  from $.0001 to $.001                            (1,408)       --               --              --            --
Net loss                                              --        --       (3,099,637)             --    (3,099,637)
Total comprehensive income (loss)                     --        --               --              --            --   $ 3,099,637)
                                             -----------  --------     ------------     -----------  ------------   -----------

BALANCE AT MARCH 31, 1993                     $6,249,306                $(4,734,103)                 $  1,516,767
                                             -----------  --------     ------------     -----------  ------------
  (carried forward)


See notes to consolidated financial statements.                                                                          (Continued)

                                                                                                                                  5

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
                                                   Series A              Series B              Series C
                                               Preferred Stock       Preferred Stock       Preferred Stock         Common Stock
                                             --------------------  --------------------  --------------------  --------------------
                                              Shares     Amount     Shares     Amount     Shares     Amount     Shares     Amount
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
BALANCE AT MARCH 31, 1993                           --         --         --         --         --         --  1,564,828  $   1,564
  (brought forward)
Exercise of Common Stock options                                                                                     735          1
Sale of Series A Preferred Stock
  ($3.97 per share, net)                     2,119,896  $   2,120
Issuance of Series A Preferred Stock in
  exchange for notes ($4.50 per share)         222,222        222
Issuance of Common Stock warrants
Amortization of deferred compensation
Net loss                                             0          0                                                     --         --
Total comprehensive income (loss)                                                                                     --         --
                                             ---------  ---------  ---------  ---------  ---------  --------- ----------  ---------

BALANCE AT MARCH 31, 1994                    2,342,118      2,342         --         --         --         --  1,565,563      1,565
Sale of Series B Preferred Stock
  ($4.04 per share, net)                                             481,644  $     482
Issuance of Common Stock warrants
Amortization of deferred compensation
Net loss                                                                                                              --
Total comprehensive income (loss)                                                                                     --         --
                                             ---------  ---------  ---------  ---------  ---------  --------- ----------  ---------

BALANCE AT DECEMBER 31, 1994                 2,342,118      2,342    481,644        482         --         --  1,565,563      1,565
Sale of Series C Preferred Stock
  ($4.11 per share, net)                                                                 2,914,771  $   2,915
Issuance of Common Stock warrants
Amortization of deferred compensation
Net loss
Total comprehensive income (loss)                                                                                     --         --
                                             ---------  ---------  ---------  ---------  ---------  --------- ----------  ---------

BALANCE AT DECEMBER 31, 1995                 2,342,118      2,342    481,644        482  2,914,771      2,915  1,565,563      1,565
Sale of Common Stock  ($9.91 per share, net)                                                                   1,819,000      1,819
Conversion of Series A, Series B, and
  Series C Preferred Stock to Common Stock  (2,342,118)    (2,342)  (481,644)      (482)(2,914,771)    (2,915) 3,046,474      3,047
Exercise of Common Stock warrants                                                                                  2,058          2
Amortization of deferred compensation
Net loss
Total comprehensive income (loss)                                                                                     --         --
                                             ---------  ---------  ---------  ---------  ---------  --------- ----------  ---------

BALANCE AT DECEMBER 31, 1996                        --         --         --         --         --         --  6,433,095      6,433
Sale of Common Stock ($2.92 per share, net)                                                                    2,867,670      2,868
Warrants exchanged for Common Stock                                                                              643,639        644
Exercise of Common Stock options                                                                                  50,674         50
Exercise of Common Stock warrants                                                                                  9,531         10
Issuance of Common Stock for consulting                                                                           25,000         25
  services ($4.00 per share, net)
Amortization of deferred compensation
Net loss
Foreign currency translation adjustment
Total comprehensive income (loss)                                                                                     --         --
                                             ---------  ---------  ---------  ---------  ---------  --------- ----------  ---------

BALANCE AT DECEMBER 31, 1997                        --         --         --         --         --         -- 10,029,609  $  10,030
                                             ---------  ---------  ---------  ---------  ---------  --------- ----------  ---------
  (carried forward)


--------------------------------------------------------------------------------------------------------------------------------
                                                                          Deficit        Foreign
                                              Additional            Accumulated During   Currency                      Total
                                               Paid-in    Treasury      Development     Translation                Comprehensive
                                               Capital     Stock           Stage        Adjustment      Total          Loss
                                             -----------  --------  ------------------  -----------  ------------  -------------
BALANCE AT MARCH 31, 1993                    $ 6,249,306               $ (4,734,103)                 $  1,516,767
  (brought forward)
Exercise of Common Stock options                     187                                                      188
Sale of Series A Preferred Stock
  ($3.97 per share, net)                       8,411,370                                                8,413,490
Issuance of Series A Preferred Stock in
  exchange for notes ($4.50 per share)           999,778                                                1,000,000
Issuance of Common Stock warrants                  2,119                                                    2,119
Amortization of deferred compensation          1,580,320                                                1,580,320
Net loss                                                                 (6,899,515)                   (6,899,515)
Total comprehensive income (loss)                     --        --               --              --            --  $ (6,899,515)
                                             -----------  --------     ------------     -----------  ------------  ------------

BALANCE AT MARCH 31, 1994                     17,243,080                (11,633,618)                    5,613,369
Sale of Series B Preferred Stock
  ($4.04 per share, net)                       1,947,149                                                1,947,631
Issuance of Common Stock warrants                      6                                                        6
Amortization of deferred compensation             14,859                                                   14,859
Net loss                                                                 (4,959,312)                   (4,959,312)
Total comprehensive income (loss)                     --        --               --              --            --  $ (4,959,312)
                                             -----------  --------     ------------     -----------  ------------  ------------

BALANCE AT DECEMBER 31, 1994                  19,205,094        --      (16,592,930)                    2,616,553
Sale of Series C Preferred Stock
  ($4.11 per share, net)                      11,977,856                                               11,980,771
Issuance of Common Stock warrants                    161                                                      161
Amortization of deferred compensation            195,874                                                  195,874
Net loss                                                                 (8,739,858)                   (8,739,858)
Total comprehensive income (loss)                     --        --               --              --            --  $ (8,739,858)
                                             -----------  --------     ------------     -----------  ------------  ------------

BALANCE AT DECEMBER 31, 1995                  31,378,985        --      (25,332,788)             --     6,053,501
Sale of Common Stock  ($9.91 per share, net)  18,026,419                                               18,028,238
Conversion of Series A, Series B, and Series
  Preferred Stock to Common Stock                  2,692
Exercise of Common Stock warrants                 20,145                                                   20,147
Amortization of deferred compensation             26,093                                                   26,093
Net loss                                                                (10,036,090)                  (10,036,090)
Total comprehensive income (loss)                     --        --               --              --            --  $(10,036,090)
                                             -----------  --------     ------------     -----------  ------------  ------------

BALANCE AT DECEMBER 31, 1996                  49,454,334        --      (35,368,878)             --    14,091,889
Sale of Common Stock ($2.92 per share, net)    8,377,583                                                8,380,451
Warrants exchanged for Common Stock                 (644)
Exercise of Common Stock options                 168,541                                                  168,591
Exercise of Common Stock warrants                 93,299                                                   93,309
Issuance of Common Stock for consulting           99,975                                                  100,000
  services ($4.00 per share, net)                 62,579                                                   62,579
Amortization of deferred compensation
Net loss                                                                (10,151,041)                  (10,151,041)
Foreign currency translation adjustment                                                 $     1,333         1,333
Total comprehensive income (loss)                     --        --               --              --            --  $(10,149,708)
                                             -----------  --------     ------------     -----------  ------------  ------------

BALANCE AT DECEMBER 31, 1997                 $58,255,667        --     $(45,519,919)    $     1,333  $ 12,747,111
                                             -----------  --------     ------------     -----------  ------------
  (carried forward)


See notes to consolidated financial statements.                                                                          (Continued)

                                                                                                                                  6

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
                                                  Series A              Series B              Series C
                                              Preferred Stock       Preferred Stock       Preferred Stock          Common Stock
                                            --------------------  --------------------  --------------------   --------------------
                                             Shares     Amount     Shares     Amount     Shares     Amount       Shares    Amount
                                            ---------  ---------  ---------  ---------  ---------  ---------   ----------  --------
BALANCE AT DECEMBER 31, 1997                       --         --         --         --         --         --   10,029,609  $  10,030
(brought forward)

Repurchase of Common Stock for treasury
  (2,246,131 shares)
Net loss
Foreign currency translation adjustment
Total comprehensive income (loss)                                                                                      --         --
                                            ---------  ---------  ---------  ---------  ---------  ---------   ----------  ---------

BALANCE AT DECEMBER 31, 1998                       --         --         --         --         --         --   10,029,609     10,030
Sale of Common Stock ($.05 per share, net)                                                                     14,000,000     14,000
Net loss
Foreign currency translation adjustment
Total comprehensive income (loss)                                                                                      --         --
                                            ---------  ---------  ---------  ---------  ---------  ---------   ----------  ---------

BALANCE AT DECEMBER 31, 1999                       --         --         --         --         --         --   24,029,609     24,030
Issuance of right to purchase Common Stock
  in lieu of compensation ($0.45 per share)
Sale of common stock ($0.05 per share)                                                                            500,000        500
Sale of common stock ($0.50 per share)                                                                          3,000,000      3,000
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Repurchase of common stock for treasury
  (60,000 shares)
Net loss
Foreign currency translation adjustment
Total comprehensive income (loss)
                                            ---------  ---------  ---------  ---------  ---------  ---------   ----------  ---------

BALANCE AT DECEMBER 31, 2000                       --         --         --         --         --         --   27,529,609     27,530
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss (unaudited)
Total comprehensive income (loss)
  (unaudited)
                                            ---------  ---------  ---------  ---------  ---------  ---------   ----------  ---------
BALANCE AT MARCH 31, 2001 (unaudited)              --         --         --         --         --         --   27,529,609  $  27,530
                                            ---------  ---------  ---------  ---------  ---------  ---------   ----------  ---------


--------------------------------------------------------------------------------------------------------------------------------
                                                                          Deficit        Foreign
                                              Additional            Accumulated During   Currency                      Total
                                               Paid-in    Treasury      Development     Translation                Comprehensive
                                               Capital     Stock           Stage        Adjustment      Total          Loss
                                             -----------  --------  ------------------  -----------  ------------  -------------
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                 $58,255,667        --     $(45,519,919)    $     1,333  $ 12,747,111
(brought forward)

Repurchase of Common Stock for treasury
  (2,246,131 shares)                                  --  $   (100)                                          (100)
Net loss                                                                (10,654,597)                  (10,654,597)
Foreign currency translation adjustment                                                      55,891        55,891
Total comprehensive income (loss)                     --        --               --              --            --  $(10,598,706)
                                             -----------  --------     ------------     -----------  ------------  ------------

BALANCE AT DECEMBER 31, 1998                  58,255,667      (100)     (56,174,516)         57,224     2,148,305
Sale of Common Stock ($.05 per share, net)       686,000                                                  700,000
Net loss                                                                 (1,253,696)                   (1,253,696)
Foreign currency translation adjustment                                                     (43,020)      (43,020)
Total comprehensive income (loss)                     --        --               --              --            --  $ (1,296,716)
                                             -----------  --------     ------------     -----------  ------------  ------------

BALANCE AT DECEMBER 31, 1999                  58,941,667      (100)     (57,428,212)         14,204     1,551,589
Issuance of right to purchase Common Stock
  in lieu of compensation ($0.45 per share)      198,000                                                  198,000
Sale of common stock ($0.05 per share)            24,500                                                   25,000
Sale of common stock ($0.50 per share)         1,497,000                                                1,500,000
Memorandum entry to record as expense for
  honorary services rendered by a shareholder    100,000                                                  100,000
Repurchase of common stock for treasury
  (60,000 shares)                                           (3,000)                                        (3,000)
Net loss                                                                 (1,522,233)                   (1,522,233)
Foreign currency translation adjustment                                                     (14,204)      (14,204)
Total comprehensive income (loss)                               --                               --            --  $ (1,522,233)
                                             -----------  --------     ------------     -----------  ------------  ------------

BALANCE AT DECEMBER 31, 2000                  60,761,167    (3,100)     (58,950,445)             --     1,835,152
Memorandum entry to record as expense for
  honorary services rendered by a shareholder     25,000                                                   25,000
Net loss (unaudited)                                                       (412,778)                     (412,778)
Total comprehensive income (loss) (unaudited)                                                                      $   (412,778)
                                             -----------  --------     ------------     -----------  ------------  ------------
BALANCE AT MARCH 31, 2001 (unaudited)        $60,786,167  $ (3,100)    $(59,363,223)             --  $  1,447,374
                                             -----------  --------     ------------     -----------  ------------


See notes to consolidated financial statements.                                                                          (Continued)

                                                                                                                                  7

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                                                                  Period
                                                                                                               October 16, 1987
                                                                                         Three Months            (Date of
                                                                                        Ended March 31,          Inception)
                                                                               ----------------------------       Through
                                                                                  2001             2000        March 31, 2001
                                                                               ------------    ------------    --------------
OPERATING ACTIVITIES
 Net loss                                                                      $   (412,778)   $   (292,107)   $(59,363,223)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                       6,339          12,600       2,537,047
  Amortization of premiums (discount) on short-term investments                                                     156,692
  Loss on disposal of property and equipment                                                                        194,102
  Loss on license and settlement agreement                                                                           49,026
  Loss on abandonment of patent applications                                                                        248,006
  Vendor settlements                                                                                               (77,257)
  Noncash compensation                                                               25,000          81,250       3,033,451
  Gain from disposition of fixed assets                                                                           (159,473)
  Interest paid in Common Stock                                                                                     297,148
  Changes in assets and liabilities:
   Other current assets                                                             (35,865)        (11,300)       (765,337)
   Other assets                                                                                       3,250        (130,746)
   Due to affiliate                                                                                                  55,859
   Accounts payable and accrued expenses                                            (78,474)         (7,116)        304,106
                                                                               ------------    ------------    ------------
    Net cash used in operating activities                                          (495,778)       (213,423)    (53,620,599)
                                                                               ------------    ------------    ------------

INVESTING ACTIVITIES
 Acquisition of property and equipment                                               (2,362)        (19,975)     (2,591,630)
 Costs incurred for patents and patent applications                                  (5,576)         (1,406)       (778,211)
 Proceeds from sale of property and equipment                                                                       294,748
 Purchases of short-term investments                                                                            (26,476,638)
 Proceeds from sales and maturities of short-term investments                           -               -        26,319,946
                                                                               ------------    ------------    ------------
    Net cash provided by (used in) investing activities                              (7,938)        (21,381)     (3,231,785)
                                                                               ------------    ------------    ------------

FINANCING ACTIVITIES
 Repayments of capitalized lease obligations                                                                        (82,234)
 Proceeds from issuance of Series A Preferred Stock - net                                                         8,413,490
 Proceeds from issuance of Series B Preferred Stock - net                                                         1,947,631
 Proceeds from issuance of Series C Preferred Stock - net                                                        11,980,771
 Proceeds from issuance of Common Stock and Common Stock warrants - net                                          33,023,206
 Proceeds from exercise of Common Stock options and Common Stock warrants                                           282,860
 Proceeds from bank borrowings                                                                                      806,000
 Payment on bank borrowings                                                        (286,000)                       (806,000)
 Repayment of advances from stockholder                                                                            (145,000)
 Repurchase of Common Stock held in treasury                                                                         (3,100)
 Proceeds from notes payable issued to stockholder and related party                    -               -         2,096,533
                                                                               ------------    ------------    ------------
    Net cash provided by (used in) financing activities                            (286,000)            -        57,514,157
                                                                               ------------    ------------    ------------
  NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (789,716)       (234,804)        661,773
  EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                                     (111,497)

 CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                                             1,339,992         713,196             -
                                                                               ------------    ------------    ------------
  END OF PERIOD                                                                $    550,276    $    478,392    $    550,276
                                                                               ============    ============    ============

                                                                     (continued)

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                          Period
                                                                                       October 16, 1987
                                                                                      (Date of Inception
                                                                 Three Months             Through
                                                                Ended March 31,        March 31, 2001
                                                             -----------------------  -------------------
                                                                2001         2000
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
 Cash paid during the period for interest                    $    2,850    $   -          $ 455,037
                                                             ==========    =========      =========

SUPPLEMENTAL SCHEDULE FOR NONCASH
 INVESTING AND FINANCING ACTIVITIES:
 Acquisition of property and equipment under
  capitalized lease transactions                                                             82,234
                                                                                          =========
 During the fiscal year ended March 31, 1994, the
  Company issued 222,222 shares of Series A Preferred                                             0
  Stock in exchange for an aggregate of $1 million in
  notes payable to a principal stockholder and a former
  Director:                                                                                       0

  Notes payable                                                                           1,000,000
                                                                                          =========
  Issuance of Series A Preferred Stock                                                    1,000,000
                                                                                          =========

 At inception, the Company acquired the rights to a patent and assumed certain liabilities in exchange for 235,294 shares of Common Stock, as follows:

  Fair value of patent acquired                                                             112,732
  Liabilities assumed                                                                       112,432
                                                                                          ---------
  Issuance of Common Stock                                                                      300
                                                                                          =========

 Pursuant to a license and settlement agreement with                                              0
  respect to an acquired patent (see above), the                                                  0
  Company reacquired during the fiscal year ended
  March 31, 1991 its 235,294 shares of Common Stock
  issued in connection with the acquired patent, which was
  retired during the fiscal year ended March 31, 1992:

 Remaining carrying value of patent on date of
  license and settlement agreement                                                           49,326
 Common Stock returned to the Company                                                           300
                                                                                          ---------
 Loss on Settlement                                                                          49,026
                                                                                          =========

 During the fiscal year ended March 31, 1992, the Company exchanged 431,372 shares of Common Stock for notes, debt and accrued interest payable to a principal stockholder:

  Notes payable                                                                              96,660
  Debt                                                                                      854,873
  Accrued interest                                                                          297,148
                                                                                          ---------
  Issuance of Common Stock                                                                1,248,681
                                                                                          =========

                                                                                         (concluded)

See notes to consolidated financial statements.

                                                                                                  9

                                 BIOFIELD CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY - The consolidated balance sheet as of March 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the three month periods ended March 31, 2001 and 2000 and for the period October 16, 1987 (date of inception) through March 31, 2001 have been prepared by Biofield Corp. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and 2000 and for the period October 16, 1987 (date of inception) through March 31, 2001 have been made. During the interim periods reported on, the accounting policies followed are in conformity with accounting principles generally accepted in the United States of America and are consistent with those applied for annual periods as described in the Company's annual report for the year ended December 31, 2000 filed on Form 10-K with the Securities and Exchange Commission (the "SEC") on April 1, 2001 (the "Annual Report").

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The unaudited consolidated financial statements, which include the financial position, results of operations, and cash flows for Biofield Corp. and Biofield International, should be read in conjunction with the financial statements for the year ended December 31, 2000 included in the Annual Report. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

2. RECLASSIFICATIONS - Certain prior period amounts have been reclassified to conform with the current period presentation.

3. CONSOLIDATED FINANCIAL STATEMENTS - The consolidated financial statements include the accounts of the Company and Biofield International. All intercompany transactions and balances have been eliminated in consolidation.

4. NET LOSS PER SHARE - The basic and diluted loss per share is computed based on the weighted average number of common shares outstanding. Common equivalent shares totaling 358,531 are not included in the per share calculations since the effect of their inclusion would be antidilutive.

5. INVENTORY - Inventories consist primarily of finished medical devices, sensors, accessories and device and sensor component parts, and are valued at the lower of cost or market. Cost is based upon the first-in-first-out ("FIFO") inventory valuation method.

                                            March 31,       December 31,
                                              2001              2000
                                           (unaudited)
                                           -----------       -----------
Components and supplies                    $    37,749       $    37,749
Finished goods                                 655,003           655,003
                                           -----------       -----------
                                           $   692,752       $   692,752
                                           ===========       ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     As a development stage company, we have incurred net losses since inception through March 31, 2001 of approximately $59.4 million. We expect that operating losses will increase for at least the next several years as total costs and expenses increase, due principally to the FDA pre-market approval process for the Biofield Diagnostic System and additional clinical trials to be conducted in connection with this device, marketing and manufacturing expenses associated with the anticipated commercialization of the Biofield Diagnostic System and our other research and development activities. To date, we have not generated material revenues from the commercialization of any products.

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

     In December 1999, we sold an aggregate of 14 million shares of our common stock for $700,000 to Dr. David Long, his son, Raymond, and their affiliated entities. Simultaneously with the sale, our Board of Directors appointed Dr. David Long as a director, whereupon the remaining directors and all of our executive officers resigned. Thereafter, Dr. David Long became our Chairman and Chief Executive Officer and took action to reconstitute our Board of Directors. In early 2000, as an initial step in the process of recommencing our operations, we sold an additional 440,000 shares of our common stock to certain of our directors and then executive officers for an aggregate of $22,000. In addition, on December 15, 2000, we sold an aggregate of three million shares of our common stock for $1,500,000.

RESULTS OF OPERATIONS

     Comparison of the Unaudited Three Months Ended March 31, 2001 (the "2001 quarter") with the Unaudited Three Months Ended March 31, 2000 (the "2000 quarter")

     During the later part of 1999, we had temporarily eliminated our research and development efforts and related infrastructure due to the then severe reduction in our available financial resources, which efforts did not recommence until after the end of the 2000 quarter. We incurred $23,433 of research and development expenses during the 2001 quarter.

     Selling, general and administrative expenses increased by approximately $111,000 or 38% to $405,919 in the 2001 quarter compared to $294,667 in the 2000 quarter. The increase in the 2001 quarter was largely attributable to costs incurred to renew our efforts to build the infrastructure for anticipated commencement of operations and to fulfill requirements in connection with the re-registration of our common stock with the SEC.

     Net interest income increased by $9,418 or 368% to $11,978 in the 2001 quarter compared to net interest income of $2,560 in the 2000 quarter, due to an increase of our cash position arising from injection of additional capital in December 2000.

     We had royalty income of $4,596 in the 2001 quarter, arising from a licensing agreement entered into after the end of the 2000 quarter.

     As a result of the foregoing, we incurred a net loss of $412,778 in the 2001 quarter, compared to a net loss of $292,107 in the 2000 quarter.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations since inception almost entirely by the issuance of equity securities, interest income on the then unutilized proceeds from these issuances and, temporarily in 2000, with short term bank borrowing.

     At March 31, 2001, we had working capital of $994,628, as compared to $1,384,004 at December 31, 2000, a decrease of $389,376. Our unrestricted cash and cash equivalents were $549,547 at March 31, 2001, as compared to $1,339,273 at December 31, 2000. Our invested funds consisted primarily of investment grade corporate obligations, money market funds and certificates of deposits. In addition, at December 31, 2000 and March 31, 2001, we had $84,717 of restricted cash, which is being held by a third party escrow agent, based upon an agreement between us and a former director and chief executive officer, which funds have been deposited for the payment of continued director and officer liability insurance covering our former directors and executive officers. The deposited funds are to be released to us from escrow over a three-year period as we obtain this insurance coverage; and if this coverage were discontinued, the remaining funds are to be paid to this former director and chief executive officer. At March 31, 2001, we had approximately $693,000 of inventory, approximately $655,000 of which was finished goods, consisting of units of the Biofield Diagnostic System. All of these units are believed to be currently saleable at prices in excess of their carrying cost.

     During the 2000 quarter, our operating activities utilized $213,423 of net cash, primarily to fund operating activities, and our investing activities used $21,381 of net cash, primarily for acquisition of property and equipment. During the 2001 quarter, our operating activities utilized $495,778 of net cash, primarily to fund operating activities, our investing activities used $7,938 of net cash, primarily in connection with patent applications, and our financing activities used $286,000 to repay cash borrowed against a line of credit from a bank.

     In November 1998, we decided to eliminate most of our operations due to lack of adequate financial resources and substantially all of our activities ceased. On December 28, 1999, in connection with the receipt of $700,000 of funding and as a condition of this funding, all of our then directors and executive officers resigned and their employment obligations were settled. A new Board of Directors subsequently took office, elected executive officers and took actions to recommence our operations. In June 2000, we obtained a $500,000 line of credit from California Bank & Trust, repayment of which has been personally guaranteed by our Chairman and Chief Executive Officer and his affiliates and secured by their collateral. As of May 1, 2001, we had no amount outstanding against this line, and $500,000 of this line remained available to us.

     On December 15, 2000, we sold an aggregate of three million shares of our common stock for $1,500,000, the proceeds of which have been and are being used for operating purposes, including for the repayment of $286,000 of draw-downs under our line of credit, and to complete the relocation of our operations to California, the cost of which we estimate should not exceed $125,000.

     During the remainder of 2001, we currently anticipate expending (i) approximately $650,000 on our research and development activities, primarily in data extraction and interpretation and in development activities relating to an enhanced version of the Biofield Diagnostic System, and (ii) approximately $350,000 on increased payroll, as we enhance our full-time employees by the planned addition of a vice president of regulatory and quality, a director of engineering, a director of quality assurance, a chief financial officer, a product support manager and supporting administrative personnel. We do not anticipate any significant capital expenditures. Although we do not currently have the financial resources to fund all of these activities, we anticipate that funding should be available through sales and licensing activity and an additional private placement of our common stock, preferred stock or debt securities. However, we cannot assure you that any such efforts will be successful. In the event that such funding efforts are not successful, we intend to defer most of these activities, which would seriously affect the timing of our efforts and our ability to continue to maintain our operations.

     Even if we are successful in obtaining further funding, which we cannot assure you will occur, we do not expect to generate a positive cash flow from our operations for at least several years, due to anticipated capital expenditures, research and development activities and working capital requirements, including expenditure associated with the expected commercialization of the Biofield Diagnostic System.

     As of May 1, 2001, we did not have any material commitments for capital expenditures.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     We have made statements in this Quarterly Report on Form 10-QSB that are "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Sometimes these statements contain words like "may," "believe," "expect," "continue," "intend," "anticipate" or other similar words. These statements could involve known and unknown risks, uncertainties and other factors that might significantly alter the actual results suggested by the statements. In other words, our performance might be quite different from what the forward-looking statements imply. The following factors, as well as those discussed above and in the Annual Report, could cause our performance to differ from the expectations implied by our forward-looking statements:

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

    o     inability to manage our anticipated growth.

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

                                BIOFIELD CORP.

Date: May 14, 2001              By: /s/ David M. Long
                                    --------------------------------------------
                                    David M. Long, Jr., M.D., Ph.D.
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date: May 14, 2001              By: /s/ John D. Stephens
                                    --------------------------------------------
                                    John D. Stephens
                                    Senior Vice President and Chief
                                    Operating Officer
                                    (Principal Accounting and Financial Officer)