Form 10QSB
period 2001-06-30
BIOFIELD CORP \DE\
filed 2001-08-10
CIK 1007018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission file number: 0-27848


                                 BIOFIELD CORP.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Delaware                                                13-3703450
-------------------------------                              -------------------
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

             25,223,478 shares of common stock as of August 1, 2001.


Transitional Small Business Disclosure Form   Yes [ ]  No [X]

                                 BIOFIELD CORP.

                                   FORM 10-QSB

                                      INDEX


                                                                     Page Number
                                                                     -----------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2001 (unaudited)
         and December 31, 2000                                            3

         Consolidated Statements of Operations for the three and six months ended June 30, 2001 and 2000 and for the period
         October 16, 1987 (date of inception) through June 30, 2001
         (unaudited)                                                      4

         Consolidated Statements of Stockholders' Equity for the
         period October 16, 1987 (date of inception) through
         June 30, 2001 (unaudited)                                        5

         Consolidated Statements of Cash Flows for the six months
         ended June 30, 2001 and 2000 and for the period October 16,
         1987 (date of inception) through June 30, 2001 (unaudited)       8

         Notes to Unaudited Consolidated Financial Statements             10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        11


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 14


SIGNATURES                                                                14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS



ASSETS                                                       June 30,      December 31,
                                                               2001            2000
                                                           (unaudited)
                                                           -----------     ------------

CURRENT ASSETS:
 Cash and cash equivalents                                 $    127,046    $  1,339,273
 Restricted cash                                                 84,717          84,717
 Short-term investments                                              --             719
 Inventories                                                    692,752         692,752
 Other current assets                                            37,102          34,599
                                                           ------------    ------------
   Total current assets                                         941,617       2,152,060

PROPERTY AND EQUIPMENT - Net                                     23,070          21,577
OTHER ASSETS                                                     22,753          22,753
PATENT AND PATENT APPLICATION - Net                             415,368         406,818
                                                           ------------    ------------
   TOTAL                                                   $  1,402,808    $  2,603,208
                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                          $    267,949    $    349,211
 Line of credit borrowings                                           --         286,000
 Due to affiliate                                                56,845          56,845
 Accrued expenses                                                68,718          76,000
                                                           ------------    ------------
   Total current liabilities                                    393,512         768,056


STOCKHOLDERS' EQUITY:
 Preferred Stock, $.001 par value; authorized 12,300,000
  shares; no shares issued or outstanding
 Common Stock, $.001 par value; authorized 40,000,000
  shares; issued 27,529,609 shares at June 30, 2001
  and December 31, 2000                                          27,530          27,530
  Less - Treasury stock - 2,306,131 shares at June 30,
   2001 and December 31, 2000                                    (3,100)         (3,100)
 Additional paid-in capital                                  60,811,167      60,761,167
 Accumulated deficit during development stage               (59,826,301)    (58,950,445)
                                                           ------------    ------------
 Total stockholders' equity                                   1,009,296       1,835,152
                                                           ------------    ------------
 TOTAL                                                     $  1,402,808    $  2,603,208
                                                           ============    ============


See notes to consolidated financial statements.

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                                                        Period October 16,
                                                                                                          1987 (Date of
                                               Three Months Ended               Six Months Ended            Inception)
                                                    June 30,                        June 30,                 Through
                                          ----------------------------    ----------------------------    June 30, 2001
                                              2001            2000            2001            2000        -------------

REVENUE                                                                                                   $     22,582
COST OF SALES                                                                                                   10,162
                                                                                                          ------------
GROSS PROFIT                                                                                                    12,420

OPERATING EXPENSES:
  Research and development                $     79,922    $         --    $    103,355    $         --      39,936,955
  Selling, general, and administrative         386,172         359,157         792,091         653,824      21,928,002
  (Gain) on disposition of fixed assets             --              --              --              --          (8,084)
                                          ------------    ------------    ------------    ------------    ------------
    Total operating expenses                   466,094         359,157         895,446         653,824      61,856,873


OTHER INCOME (EXPENSE):
  Interest income                                1,651           2,141          13,629           4,701       2,475,559
  Interest expense                                  --              --              --              --        (452,187)
  Royalty income                                 1,365              --           5,961              --          14,529
                                          ------------    ------------    ------------    ------------    ------------
    Net other income (expense)                   3,016           2,141          19,590           4,701       2,037,901
                                          ------------    ------------    ------------    ------------    ------------
LOSS BEFORE INCOME TAXES                      (463,078)       (357,016)       (875,856)       (649,123)    (59,806,552)
PROVISION FOR INCOME TAXES                          --              --              --              --         (19,749)
                                          ------------    ------------    ------------    ------------    ------------
NET LOSS                                  $   (463,078)   $   (357,016)   $   (875,856)   $   (649,123)   $(59,826,301)
                                          ============    ============    ============    ============    ============

NET LOSS PER SHARE:
  Basic and Diluted                       $      (0.02)   $      (0.02)   $      (0.03)   $      (0.03)
                                          ============    ============    ============    ============

WEIGHTED-AVERAGE SHARES
  Basic and Diluted                         25,223,478      21,866,811      25,223,478      21,825,145
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
(brought forward)

Repurchase of Common Stock for treasury
  (2,246,131 shares)
Net loss
Foreign currency translation adjustment
Total comprehensive income (loss)                                                                                      --         --
                                            ---------  ---------  ---------  ---------  ---------  ---------   ----------  ---------

BALANCE AT DECEMBER 31, 1998                       --         --         --         --         --         --   10,029,609     10,030
Sale of Common Stock ($.05 per share, net)                                                                     14,000,000     14,000
Net loss
Foreign currency translation adjustment
Total comprehensive income (loss)                                                                                      --         --
                                            ---------  ---------  ---------  ---------  ---------  ---------   ----------  ---------

BALANCE AT DECEMBER 31, 1999                       --         --         --         --         --         --   24,029,609     24,030
Issuance of right to purchase Common Stock
  in lieu of compensation ($0.45 per share)
Sale of common stock ($0.05 per share)                                                                            500,000        500
Sale of common stock ($0.50 per share)                                                                          3,000,000      3,000
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Repurchase of common stock for treasury
  (60,000 shares)
Net loss
Foreign currency translation adjustment
Total comprehensive income (loss)
                                            ---------  ---------  ---------  ---------  ---------  ---------   ----------  ---------

BALANCE AT DECEMBER 31, 2000                       --         --         --         --         --         --   27,529,609     27,530
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss (unaudited)
Total comprehensive income (loss)
  (unaudited)
                                            ---------  ---------  ---------  ---------  ---------  ---------   ----------  ---------
BALANCE AT JUNE 30, 2001 (unaudited)               --         --         --         --         --         --   27,529,609  $  27,530
                                            ---------  ---------  ---------  ---------  ---------  ---------   ----------  ---------


--------------------------------------------------------------------------------------------------------------------------------
                                                                          Deficit        Foreign
                                              Additional            Accumulated During   Currency                      Total
                                               Paid-in    Treasury      Development     Translation                Comprehensive
                                               Capital     Stock           Stage        Adjustment      Total          Loss
                                             -----------  --------  ------------------  -----------  ------------  -------------
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                 $58,255,667        --     $(45,519,919)    $     1,333  $ 12,747,111
(brought forward)

Repurchase of Common Stock for treasury
  (2,246,131 shares)                                  --  $   (100)                                          (100)
Net loss                                                                (10,654,597)                  (10,654,597)
Foreign currency translation adjustment                                                      55,891        55,891
Total comprehensive income (loss)                     --        --               --              --            --  $(10,598,706)
                                             -----------  --------     ------------     -----------  ------------  ------------

BALANCE AT DECEMBER 31, 1998                  58,255,667      (100)     (56,174,516)         57,224     2,148,305
Sale of Common Stock ($.05 per share, net)       686,000                                                  700,000
Net loss                                                                 (1,253,696)                   (1,253,696)
Foreign currency translation adjustment                                                     (43,020)      (43,020)
Total comprehensive income (loss)                     --        --               --              --            --  $ (1,296,716)
                                             -----------  --------     ------------     -----------  ------------  ------------

BALANCE AT DECEMBER 31, 1999                  58,941,667      (100)     (57,428,212)         14,204     1,551,589
Issuance of right to purchase Common Stock
  in lieu of compensation ($0.45 per share)      198,000                                                  198,000
Sale of common stock ($0.05 per share)            24,500                                                   25,000
Sale of common stock ($0.50 per share)         1,497,000                                                1,500,000
Memorandum entry to record as expense for
  honorary services rendered by a shareholder    100,000                                                  100,000
Repurchase of common stock for treasury
  (60,000 shares)                                           (3,000)                                        (3,000)
Net loss                                                                 (1,522,233)                   (1,522,233)
Foreign currency translation adjustment                                                     (14,204)      (14,204)
Total comprehensive income (loss)                               --                               --            --  $ (1,522,233)
                                             -----------  --------     ------------     -----------  ------------  ------------

BALANCE AT DECEMBER 31, 2000                  60,761,167    (3,100)     (58,950,445)             --     1,835,152
Memorandum entry to record as expense for
  honorary services rendered by a shareholder     50,000                                                   50,000
Net loss (unaudited)                                                       (875,586)                     (875,856)
Total comprehensive income (loss) (unaudited)                                                                      $   (875,856)
                                             -----------  --------     ------------     -----------  ------------  ------------
BALANCE AT JUNE 30, 2001 (unaudited)         $60,811,167  $ (3,100)    $(59,826,301)             --  $  1,009,296
                                             -----------  --------     ------------     -----------  ------------


See notes to consolidated financial statements.                                                                          (Continued)

                                                                                                                                  7

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                              Period October 16,
                                                                                                                1987 (Date of
                                                                                      Six Months Ended            Inception)
                                                                                          June 30,                 Through
                                                                                ----------------------------    June 30, 2001
                                                                                    2001            2000        -------------

OPERATING ACTIVITIES
  Net loss                                                                      $  (875,856)    $  (649,123)    $(59,826,301)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                    12,870          25,202        2,543,578
    Amortization of premiums (discount) on short-term investments                                                    156,692
    Loss on disposal of property and equipment                                                                       194,102
    Loss on license and settlement agreement                                                                          49,026
    Loss on abandonment of patent applications                                                                       248,006
    Vendor settlements                                                                                               (77,257)
    Noncash compensation                                                             50,000         198,000        3,058,451
    Gain from disposition of fixed assets                                                                           (159,473)
    Interest paid in Common Stock                                                                                    297,148
    Changes in assets and liabilities:
      Other current assets                                                           (2,503)          1,814         (731,975)
      Other assets                                                                                                  (130,746)
      Due to affiliate                                                                                                55,859
      Accounts payable and accrued expenses                                         (88,543)        (59,911)         294,037
                                                                                -----------     -----------     ------------
          Net cash used in operating activities                                    (904,032)       (484,018)     (54,028,853)
                                                                                -----------     -----------     ------------

INVESTING ACTIVITIES
  Acquisition of property and equipment                                              (5,476)        (43,852)      (2,594,744)
  Costs incurred for patents and patent applications                                (17,438)         (6,193)        (790,073)
  Proceeds from sale of property and equipment                                                                       294,748
  Purchases of short-term investments                                                                            (26,476,638)
  Proceeds from sales and maturities of short-term investments                                                    26,319,946
                                                                                -----------     -----------     ------------
          Net cash provided by (used in) investing activities                       (22,914)        (50,045)      (3,246,761)
                                                                                -----------     -----------     ------------

FINANCING ACTIVITIES
  Repayments of capitalized lease obligations                                                                        (82,234)
  Proceeds from issuance of Series A Preferred Stock - net                                                         8,413,490
  Proceeds from issuance of Series B Preferred Stock - net                                                         1,947,631
  Proceeds from issuance of Series C Preferred Stock - net                                                        11,980,771
  Proceeds from issuance of Common Stock and Common Stock warrants - net                             22,000       33,023,206
  Proceeds from exercise of Common Stock options and Common Stock warrants                                           282,860
  Proceeds from bank borrowings                                                                                      806,000
  Payment on bank borrowings                                                       (286,000)                        (806,000)
  Repayment of advances from stockholder                                                                            (145,000)
  Repurchase of Common Stock held in treasury                                                                         (3,100)
  Proceeds from notes payable issued to stockholder and related party                                              2,096,533
                                                                                -----------     -----------     ------------
          Net cash provided by (used in) financing activities                      (286,000)         22,000       57,514,157
                                                                                -----------     -----------     ------------
    NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (1,212,946)       (512,063)         238,543
    EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                                    (111,497)

  CASH AND CASH EQUIVALENTS:
    BEGINNING OF PERIOD                                                           1,339,992         713,196
                                                                                -----------     -----------     ------------
    END OF PERIOD                                                               $   127,046     $   201,133     $    127,046
                                                                                ===========     ===========     ============

                                                                                                                        (continued)

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                         Period October 16,
                                                                                           1987 (Date of
                                                                                             Inception)
                                                                      Six Months              Through
                                                                    Ended June 30,          June 30, 2001
                                                               -----------------------   ------------------
                                                                  2001         2000

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for interest                     $    2,850   $       --       $  455,037
                                                               ==========   ==========       ==========

SUPPLEMENTAL SCHEDULE FOR NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Acquisition of property and equipment under
    capitalized lease transactions                                                           $   82,234
                                                                                             ==========

  During the fiscal year ended March 31, 1994, the Company issued 222,222 shares of Series A Preferred
    Stock in exchange for an aggregate of $1 million in notes payable to a principal stockholder and a former
    Director:

    Notes payable                                                                            $1,000,000
                                                                                             ==========
    Issuance of Series A Preferred Stock                                                     $1,000,000
                                                                                             ==========

  At inception, the Company acquired the rights to a patent and assumed certain liabilities in exchange for 235,294 shares of Common Stock, as follows:

    Fair value of patent acquired                                                            $  112,732
    Liabilities assumed                                                                      $  112,432
                                                                                             ----------
    Issuance of Common Stock                                                                 $      300
                                                                                             ==========

  Pursuant to a license and settlement agreement with respect to an acquired patent (see above), the Company reacquired during the fiscal year ended
    March 31, 1991 its 235,294 shares of Common Stock issued in connection with the acquired patent, which was retired during the fiscal year ended March 31, 1992:

    Remaining carrying value of patent on date of
      license and settlement agreement                                                       $   49,326
    Common Stock returned to the Company                                                     $      300
                                                                                             ----------
    Loss on Settlement                                                                       $   49,026
                                                                                             ==========

  During the fiscal year ended March 31, 1992, the Company exchanged 431,372 shares of Common
    Stock for notes, debt and accrued interest payable to a principal stockholder:

    Notes payable                                                                            $   96,660
    Debt                                                                                     $  854,873
    Accrued interest                                                                         $  297,148
                                                                                             ----------
    Issuance of Common Stock                                                                 $1,248,681
                                                                                             ==========

                                                                                                            (concluded)


See notes to consolidated financial statements.

                                 BIOFIELD CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. THE COMPANY - The consolidated balance sheet as of June 30, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the three and/or six month periods ended June 30, 2001 and 2000 and for the period October 16, 1987 (date of inception) through June 30, 2001 have been prepared by Biofield Corp. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and 2000 and for the period October 16, 1987 (date of inception) through June 30, 2001 have been made. During the interim periods reported on, the accounting policies followed are in conformity with accounting principles generally accepted in the United States of America and are consistent with those applied for annual periods as described in the Company's annual report for the year ended December 31, 2000 filed on Form 10-KSB (the "Annual Report") with the Securities and Exchange Commission (the "SEC").

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The unaudited consolidated financial statements, which include the financial position, results of operations, and cash flows for Biofield Corp. and Biofield International, should be read in conjunction with the financial statements for the year ended December 31, 2000 included in the Annual Report. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

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

                                                      June 30,      December 31,
                                                        2001           2000
                                                    (unaudited)
                                                      --------       --------

                Components and supplies               $ 37,749       $ 37,749
                Finished goods                         655,003        655,003
                                                      --------       --------

                                                      $692,752       $692,752
                                                      ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         As a development stage company, we have incurred net losses since inception through June 30, 2001 of approximately $59.8 million. We will continue to incur losses for at least the next several years till the company is fully operational and in a position to generate enough revenue to cover our operating expenses. In the short term, the majority of our financial resources, after payment of necessary operating expenses, will be utilized in an effort to obtain FDA approval for the Biofield Diagnostic System, to conduct additional clinical trials, for continuing research and development activities and for marketing and administration expenses associated with the anticipated commercialization of the Biofield Diagnostic System. To date, we have not generated material revenues from the commercialization of any products.

         In November 1998, we decided to eliminate most of our operations due to lack of adequate financial resources. In December 1998, our common stock was delisted from trading on The Nasdaq Stock Market, primarily due to our lack of compliance with certain financial requirements. In March 1999, we announced that our efforts would be directed to selling our existing technology and or raising additional capital, and that, thereafter, if we were unable to sell our technology or raise additional capital, we would shut down all of our remaining operations.

         In December 1999, we sold an aggregate of 14 million shares of our common stock for $700,000 to Dr. David Long, his son, Raymond, and their affiliated entities. Simultaneously with the sale, our Board of Directors appointed Dr. David Long as a director, whereupon the remaining directors and all of our executive officers resigned. Thereafter, Dr. David Long became our Chairman and Chief Executive Officer and took action to reconstitute our Board of Directors. In early 2000, as an initial step in the process of recommencing our operations, we sold an additional 440,000 shares of our common stock to our then non-affiliated directors and our then executive officers for an aggregate of $22,000. In addition, on December 15, 2000, we sold an aggregate of three million shares of our common stock, in a private placement, for $1,500,000.

         In 2001, besides continuing the efforts necessary for us to commence to obtain FDA approval, we commenced activities to market the Biofield Diagnostic System overseas. In June 2001, W. Robert Berg, who became a director in March 2001, resigned as a result of his decision to curtail his active participation in various activities. Also, in June 2001, Nancy Bruyneel, our Vice President of Worldwide Sales and Marketing, resigned, while agreeing to continue as our sales and marketing consultant for a period of time. Lastly, in June 2001, we hired Steven Priess as our Vice President of Regulatory and Clinical Affairs and Quality Assurance.

Results of Operations

Comparison of the Unaudited Six Months Ended June 30, 2001 with the Unaudited Six Months Ended June 30, 2000

         During the later part of 1999, we had temporarily eliminated our research and development efforts and related infrastructure due to the then severe reduction in our available financial resources, which efforts did not recommence until after the third quarter in 2000. We incurred $103,355 of research and development expenses during the six months ended June 30, 2001 (the "2001 Period").

         Selling, general and administrative expenses increased by $138,267 or 21% to $792,091 in the 2001 Period, compared to $653,824 in the corresponding period of 2000 (the "2000 Period"). The increase was largely attributable to costs incurred to renew our efforts to build the infrastructure for anticipated commencement of operations and to fulfill requirements in connection with the re-registration of our common stock with the SEC.

         Net interest income increased by $8,928 or 190% to $13,629 in the 2001 Period, compared to net interest income of $4,701 in the 2000 Period, due to increased funds available for investment resulting from a $1,500,000 private placement in December 2000.

         We had royalty income of $5,961 in the 2001 Period, arising from a licensing agreement entered into after the conclusion of the 2000 Period.

         As a result of the foregoing, we incurred a net loss of $875,856 in the 2001 Period, compared to a net loss of $649,123 in the 2000 Period.

Comparison of the Unaudited Three Months Ended June 30, 2001 with the Unaudited Three Months Ended June 30, 2000

         During the later part of 1999, we had temporarily eliminated our research and development efforts and related infrastructure due to the then severe reduction in our available financial resources, which efforts did not recommence until after the third quarter in 2000. We incurred $79,922 of research and development expenses during the three months ended June 30, 2001 (the "2001 Quarter").

         Selling, general and administrative expenses increased by $27,015 or 8% to $386,172 in the 2001 Quarter, compared to $359,157 in the corresponding period of 2000 (the "2000 Quarter"). The increase was largely attributable to costs incurred to renew our efforts to build the infrastructure for anticipated commencement of operations and to fulfill requirements in connection with the re-registration of our common stock with the SEC.

         Net interest income decreased by $490 or 23% to $1,651 in the 2001 Quarter, compared to net interest income of $2,141 in the 2000 Quarter, due to decreased funds available for investment as we utilized the funds obtained in a $1,500,000 private placement in December 2000.

         We had royalty income of $1,365 in the 2001 Quarter, arising from a licensing agreement entered into after the conclusion of the 2000 Quarter.

         As a result of the foregoing, we incurred a net loss of $463,078 in the 2001 Quarter, compared to a net loss of $357,016 in the 2000 Quarter.

Liquidity and Capital Resources

         We have financed our operations since inception almost entirely by the issuance of equity securities, interest income on the then unutilized proceeds from these issuances and, temporarily in 2000, with short term bank borrowing.

         At June 30, 2001, we had working capital of $548,105, as compared to $1,384,004 at December 31, 2000, a decrease of $835,899. Our unrestricted cash and cash equivalents were $127,046 at June 30, 2001, as compared to $1,339,273 at December 31, 2000. In addition, at June 30, 2001 and December 31, 2000, we had $84,717 of restricted cash, which is being held by a third party escrow agent, based upon an agreement between us and a former director and chief executive officer, which funds have been deposited for the payment of continued director and officer liability insurance covering our former directors and executive officers. The deposited funds are to be released to us from escrow over a three-year period as we obtain this insurance coverage; and if this coverage were discontinued, the remaining funds are to be paid to this former director and chief executive officer. At June 30, 2001 and December 31, 2000, we had approximately $693,000 of inventory, approximately $655,000 of which was finished goods, consisting of units of the Biofield Diagnostic System. All of these units are believed to be currently saleable at prices in excess of their carrying cost.

         During the six months ended June 30, 2001, our operating activities utilized $904,032 of net cash, primarily to fund our net losses, our investing activities utilized $22,914 of net cash, primarily in connection with continuing processing of our patent applications, and our financing activities utilized $286,000 of net cash to repay our outstanding borrowing under a bank line of credit. During the corresponding period in 2000, our operating activities utilized $484,018 of net cash, our investing activities utilized $50,045 of net cash and our financing activities provided $22,000 of net cash.

         In November 1998, we decided to eliminate most of our operations due to lack of adequate financial resources and substantially all of our activities ceased. On December 28, 1999, in connection with the receipt of $700,000 of funding and as a condition of this funding, all of our then directors and executive officers resigned and their employment obligations were settled. A new Board of Directors subsequently took office, elected executive officers and took actions to recommence our operations. In June 2000, we obtained a $500,000 line of credit from a bank, repayment of which has been personally guaranteed by our Chairman and Chief Executive Officer and his affiliates and secured by their collateral. On December 15, 2000, we sold an aggregate of three million shares of our common stock for $1,500,000, the proceeds of which have been used for operating activities, including for the repayment of $286,000 of drawdowns under our line of credit. As of August 1, 2001, we had no amount outstanding against this line.

         During the remainder of 2001, contingent on the receipt of additional financial resources, we anticipate expending significant amounts on our research and development activities, primarily in data extraction and interpretation and, if still additional financial resources become available, in development activities relating to an enhanced version of the Biofield Diagnostic System. We also anticipate that our payroll cost will increase considerably due to our recent hiring of a Vice President of Regulatory and Clinical Affairs and Quality Assurance, and the recruitment of a director of engineering, a director of quality assurance, a chief financial officer, a product support manager and supporting administrative personnel. Although we do not currently have the financial resources to fund these activities, we anticipate that funding should be available through overseas sales, licensing activities and a private placement of our common stock, preferred stock or debt securities. In the event that such funding efforts are not successful, we intend to defer most of these activities, which would seriously affect the timing of our efforts and our ability to continue to maintain our operations.

         Even if we are successful in obtaining further funding, we do not expect to generate a positive cash flow from our operations for at least several years due to anticipated expenditure for research and development activities, administrative and marketing activities, and working capital requirements prior to the company becoming fully operational.

         As of August 1, 2001, we did not have any material commitments for capital expenditures.

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

Special Note Regarding Forward-Looking Statements

         We have made statements in this Quarterly Report on Form 10-QSB that are forward-looking statementswithin the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Sometimes these statements contain words like maybelieveexpectcontinue, intend, anticipate or other similar words. These statements could involve known and unknown risks, uncertainties and other factors that might significantly alter the actual results suggested by the statements. In other words, our performance might be quite different from what the forward-looking statements imply. The following factors, as well as those discussed above and in the Annual Report, could cause our performance to differ from the expectations implied by our forward-looking statements:

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


         We have no obligation to release publicly the result of any revisions to any of our forward-looking statementsto reflect events or circumstances that occur after the date of this Quarterly Report or to reflect the occurrence of other unanticipated events.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                           None.

         (b)      Reports on Form 8-K
                           None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BIOFIELD CORP.

Date: August 9, 2001                   By: /s/ DAVID M. LONG
                                           -----------------
                                           David M. Long, Jr., M.D., Ph.D.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date: August 9, 2001                   By: /s/ JOHN D. STEPHENS
                                           ---------------------
                                           John D. Stephens
                                           Senior Vice President and Chief
                                           Operating Officer
                                           (Principal Accounting and Financial
                                           Officer)