Form 10QSB
period 2001-09-30
BIOFIELD CORP \DE\
filed 2001-11-14
CIK 1007018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


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

            25,223,478 shares of common stock as of November 1, 2001.

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

Item 1.
Financial Statements

        Consolidated Balance Sheets as of September 30, 2001
        (unaudited) and December 31, 2000                                     3

        Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000 and for the period October 16,
        1987 (date of inception) through September 30, 2001 (unaudited)       4

        Consolidated Statements of Stockholders' Equity for the period
        October 16, 1987 (date of inception) through
        September 30, 2001 (unaudited)                                        5

        Consolidated Statements of Cash Flows for the nine months ended
        September 30, 2001 and 2000 and for the period October 16, 1987
        (date of inception) through September 30, 2001 (unaudited)            8

        Notes to Unaudited Consolidated Financial Statements                 10

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                11


PART II.OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                     14


SIGNATURES                                                                   15

PART I.  FINANCIAL INFORMATION

Item 1.        Financial Statements

                                                 BIOFIELD CORP.
                                          (A Development Stage Company)
                                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                    September 30,           December 31,
                                                                             2001                     2000
                                                                          (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                               $     45,396             $  1,339,273
  Restricted cash                                                               84,717                   84,717
  Short-term investments                                                            --                      719
  Inventories                                                                  654,166                  692,752
  Other current assets                                                          20,476                   34,599
                                                                          ------------             ------------
      Total current assets                                                     804,755                2,152,060

PROPERTY AND EQUIPMENT - Net                                                    22,692                   21,577
OTHER ASSETS                                                                    22,753                   22,753
PATENT AND PATENT APPLICATION - Net                                            414,697                  406,818
                                                                          ------------             ------------
      TOTAL                                                               $  1,264,897             $  2,603,208
                                                                          ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                        $    314,066             $    349,211
  Line of credit borrowings                                                    300,000                  286,000
  Due to affiliate                                                              61,371                   56,845
  Accrued expenses                                                              90,825                   76,000
                                                                          ------------             ------------
      Total current liabilities                                                766,262                  768,056


STOCKHOLDERS' EQUITY:
  Preferred Stock, $.001 par value; authorized 12,300,000
    shares; no shares issued or outstanding
  Common Stock, $.001 par value; authorized 40,000,000 shares;
    issued 27,529,609 shares at September 30, 2001
    and December 31, 2000                                                       27,530                   27,530
    Less - Treasury stock - 2,306,131 shares at September 30,
     2001 and December 31, 2000                                                 (3,100)                  (3,100)
  Additional paid-in capital                                                60,836,167               60,761,167
  Accumulated deficit during development stage                             (60,361,962)             (58,950,445)
                                                                          ------------             ------------
      Total stockholders' equity                                               498,635                1,835,152
                                                                          ------------             ------------
      TOTAL                                                               $  1,264,897             $  2,603,208
                                                                          ============             ============
See notes to unaudited consolidated financial statements.

                                 BIOFIELD CORP.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                          Period October 16,
                                               Three Months Ended              Nine Months Ended            1987 (Date of
                                                 September 30,                    September 30,           Inception) Through
                                              2001            2000            2001            2000        September 30, 2001
                                          ----------------------------    ----------------------------    ------------------
REVENUE                                                                                                      $     22,582
COST OF SALES                                                                                                      10,162
                                                                                                             ------------
GROSS PROFIT                                                                                                       12,420

OPERATING EXPENSES:
  Research and development                $     31,598    $         --    $    134,953    $         --         39,968,553
  Selling, general, and administrative         502,423         474,150       1,294,514       1,082,770         22,430,425
  (Gain) on disposition of fixed assets             --              --              --              --             (8,084)
                                          ------------    ------------    ------------    ------------       ------------
      Total operating expenses                 534,021         474,150       1,429,467       1,082,770         62,390,894


OTHER INCOME (EXPENSE):
  Interest income                                   --           1,974          13,629           6,675          2,475,559
  Interest expense                              (3,735)         (2,769)         (3,735)         (2,769)          (455,922)
  Royalty income                                 2,095              --           8,056              --             16,624
                                          ------------    ------------    ------------    ------------       ------------
      Net other income (expense)                (1,640)           (795)         17,950           3,906          2,036,261
                                          ------------    ------------    ------------    ------------       ------------
LOSS BEFORE INCOME TAXES                      (535,661)       (474,945)     (1,411,517)     (1,078,864)       (60,342,213)
PROVISION FOR INCOME TAXES                          --              --              --              --            (19,749)
                                          ------------    ------------    ------------    ------------       ------------
NET LOSS                                  $   (535,661)   $   (474,945)   $ (1,411,517)   $ (1,078,864)      $(60,361,962)
                                          ============    ============    ============    ============       ============

NET LOSS PER SHARE:
     Basic and Diluted                    $      (0.02)   $      (0.02)   $      (0.06)   $      (0.05)
                                          ============    ============    ============    ============


WEIGHTED-AVERAGE SHARES
     Basic and Diluted                      25,223,478      22,223,478      25,223,478      21,954,589
                                          ============    ============    ============    ============

See notes to unaudited consolidated financial statements.

                                                                               4

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
  (carried forward)

--------------------------------------------------------------------------------------------------------------------------------
                                                                          Deficit        Foreign
                                              Additional            Accumulated During   Currency                      Total
                                               Paid-in    Treasury      Development     Translation                Comprehensive
                                               Capital     Stock           Stage        Adjustment      Total          Loss
                                              ----------  --------  ------------------  -----------  ------------  -------------
Sale of Common Stock, October 16, 1987
  (date of inception) ($.16 per share, net)   $   91,898                                             $     91,953
Issuance of Common Stock in connection
  with patent acquisition ($.001 per share)          276                                                      300
Net loss, October 16, 1987 to March 31,
  1988                                                --                $  (159,359)                     (159,359)
Total comprehensive income (loss)                                                                                   $  (159,359)
                                             -----------  --------     ------------     -----------  ------------   -----------

BALANCE AT MARCH 31, 1988                         92,174        --         (159,359)             --       (67,106)
Net loss                                                                   (495,520)                     (495,520)
Total comprehensive income (loss)                                                                                   $  (495,520)
                                             -----------  --------     ------------     -----------  ------------   -----------

BALANCE AT MARCH 31, 1989                         92,174        --         (654,879)             --      (562,626)
Net loss                                                                   (233,347)                     (233,347)
Total comprehensive income (loss)                                                                                   $  (233,347)
                                             -----------  --------     ------------     -----------  ------------   -----------

BALANCE AT MARCH 31, 1990                         92,174        --         (888,226)             --      (795,973)
Acquisition of 235,294 shares of Common
  Stock ($.001 per share)                                 $   (300)                                          (300)
Net loss                                                                   (285,179)                     (285,179)
Total comprehensive income (loss)                                                                                   $  (285,179)
                                             -----------  --------     ------------     -----------  ------------   -----------

BALANCE AT MARCH 31, 1991                         92,174      (300)      (1,173,405)             --    (1,081,452)
Retirement of Common Stock held in treasury         (276)      300               --              --
Issuance of Common Stock in exchange for
  notes and debt (with accrued interest)
  ($2.90 per share, net)                       1,248,638        --               --              --     1,248,681
Sale of Common Stock ($.82 per share, net)        19,998        --               --              --        20,000
Amortization of deferred compensation            136,880        --               --              --       136,880
Net loss                                              --        --         (461,061)             --      (461,061)
Total comprehensive income (loss)                     --        --               --              --            --   $  (461,061)
                                             -----------  --------     ------------     -----------  ------------   -----------

BALANCE AT MARCH 31, 1992                      1,497,414        --       (1,634,466)             --      (136,952)
Sale of Common Stock  ($7.67 per share,
  net)                                         4,275,223        --               --              --     4,275,278
Exercise of Common Stock options                     624        --               --              --           625
Amortization of deferred compensation            477,453        --               --              --       477,453
Change in par value of common stock
  from $.0001 to $.001                            (1,408)       --               --              --            --
Net loss                                              --        --       (3,099,637)             --    (3,099,637)
Total comprehensive income (loss)                     --        --               --              --            --   $(3,099,637)
                                             -----------  --------     ------------     -----------  ------------   -----------

BALANCE AT MARCH 31, 1993                     $6,249,306                $(4,734,103)                 $  1,516,767
                                             -----------  --------     ------------     -----------  ------------
  (carried forward)


See notes to unaudited consolidated financial statements.                                               (Continued)

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
  (carried forward)


See notes to unaudited consolidated financial statements.                                                            (Continued)

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
(brought forward)

Repurchase of Common Stock for treasury
  (2,246,131 shares)
Net loss
Foreign currency translation adjustment
Total comprehensive income (loss)                                                                                      --         --
                                            ---------  ---------  ---------  ---------  ---------  ---------   ----------  ---------

BALANCE AT DECEMBER 31, 1998                       --         --         --         --         --         --   10,029,609     10,030
Sale of Common Stock ($.05 per share, net)                                                                     14,000,000     14,000
Net loss
Foreign currency translation adjustment
Total comprehensive income (loss)                                                                                      --         --
                                            ---------  ---------  ---------  ---------  ---------  ---------   ----------  ---------

BALANCE AT DECEMBER 31, 1999                       --         --         --         --         --         --   24,029,609     24,030
Issuance of right to purchase Common Stock
  in lieu of compensation ($0.45 per share)
Sale of common stock ($0.05 per share)                                                                            500,000        500
Sale of common stock ($0.50 per share)                                                                          3,000,000      3,000
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Repurchase of common stock for treasury
  (60,000 shares)
Net loss
Foreign currency translation adjustment
Total comprehensive income (loss)
                                            ---------  ---------  ---------  ---------  ---------  ---------   ----------  ---------

BALANCE AT DECEMBER 31, 2000                       --         --         --         --         --         --   27,529,609     27,530
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss (unaudited)
Total comprehensive income (loss)
  (unaudited)
                                            ---------  ---------  ---------  ---------  ---------  ---------   ----------  ---------
BALANCE AT SEPTEMBER 30, 2001 (unaudited)          --         --         --         --         --         --   27,529,609  $  27,530
                                            ---------  ---------  ---------  ---------  ---------  ---------   ----------  ---------

--------------------------------------------------------------------------------------------------------------------------------
                                                                          Deficit        Foreign
                                              Additional            Accumulated During   Currency                      Total
                                               Paid-in    Treasury      Development     Translation                Comprehensive
                                               Capital     Stock           Stage        Adjustment      Total          Loss
                                             -----------  --------  ------------------  -----------  ------------  -------------
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                 $58,255,667        --     $(45,519,919)    $     1,333  $ 12,747,111
(brought forward)

Repurchase of Common Stock for treasury
  (2,246,131 shares)                                  --  $   (100)                                          (100)
Net loss                                                                (10,654,597)                  (10,654,597)
Foreign currency translation adjustment                                                      55,891        55,891
Total comprehensive income (loss)                     --        --               --              --            --  $(10,598,706)
                                             -----------  --------     ------------     -----------  ------------  ------------

BALANCE AT DECEMBER 31, 1998                  58,255,667      (100)     (56,174,516)         57,224     2,148,305
Sale of Common Stock ($.05 per share, net)       686,000                                                  700,000
Net loss                                                                 (1,253,696)                   (1,253,696)
Foreign currency translation adjustment                                                     (43,020)      (43,020)
Total comprehensive income (loss)                     --        --               --              --            --  $ (1,296,716)
                                             -----------  --------     ------------     -----------  ------------  ------------

BALANCE AT DECEMBER 31, 1999                  58,941,667      (100)     (57,428,212)         14,204     1,551,589
Issuance of right to purchase Common Stock
  in lieu of compensation ($0.45 per share)      198,000                                                  198,000
Sale of common stock ($0.05 per share)            24,500                                                   25,000
Sale of common stock ($0.50 per share)         1,497,000                                                1,500,000
Memorandum entry to record as expense for
  honorary services rendered by a shareholder    100,000                                                  100,000
Repurchase of common stock for treasury
  (60,000 shares)                                           (3,000)                                        (3,000)
Net loss                                                                 (1,522,233)                   (1,522,233)
Foreign currency translation adjustment                                                     (14,204)      (14,204)
Total comprehensive income (loss)                               --                               --            --  $ (1,522,233)
                                             -----------  --------     ------------     -----------  ------------  ------------

BALANCE AT DECEMBER 31, 2000                  60,761,167    (3,100)     (58,950,445)             --     1,835,152
Memorandum entry to record as expense for
  honorary services rendered by a shareholder     75,000                                                   75,000
Net loss (unaudited)                                                     (1,411,517)                   (1,411,517)
Total comprehensive income (loss) (unaudited)                                                                      $ (1,411,517)
                                             -----------  --------     ------------     -----------  ------------  ------------
BALANCE AT SEPTEMBER 30, 2001 (unaudited)    $60,836,167  $ (3,100)    $(60,361,962)             --  $    498,635
                                             -----------  --------     ------------     -----------  ------------


See notes to unaudited consolidated financial statements.                                                             (Concluded)

                                                                                                                               7

                                                          BIOFIELD CORP.
                                                  (A Development Stage Company)
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (unaudited)

                                                                                                              Period October 16,
                                                                                         Nine Months            1987 (Date of
                                                                                     Ended September 30,      Inception) Through
                                                                                    2001            2000        Sept.30, 2001
                                                                                ------------    ------------  ------------------
OPERATING ACTIVITIES
  Net loss                                                                      $ (1,411,517)   $ (1,078,864)   $(60,361,962)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                     19,675          23,598       2,550,383
    Amortization of premiums (discount) on short-term investments                                                    156,692
    Loss on disposal of property and equipment                                                                       194,102
    Loss on license and settlement agreement                                                                          49,026
    Loss on abandonment of patent applications                                                                       248,006
     Loss on write down of inventory                                                  38,586                          38,586
    Vendor settlements                                                                                               (77,257)
    Noncash compensation                                                              75,000         237,000       3,083,451
    Gain from disposition of fixed assets                                                                           (159,473)
    Interest paid in Common Stock                                                                                    297,148
    Changes in assets and liabilities:
      Other current assets                                                            14,123         (29,266)       (715,349)
      Other assets                                                                                                  (130,746)
      Due to affiliate                                                                 4,526                          60,385
      Accounts payable and accrued expenses                                          (20,317)         55,858         362,263
                                                                                ------------    ------------    ------------
          Net cash used in operating activities                                   (1,279,924)       (791,674)    (54,404,745)
                                                                                ------------    ------------    ------------

INVESTING ACTIVITIES
  Acquisition of property and equipment                                               (7,460)        (43,852)     (2,596,728)
  Costs incurred for patents and patent applications                                 (21,212)        (12,254)       (793,847)
  Proceeds from sale of property and equipment                                                                       294,748
  Purchases of short-term investments                                                                            (26,476,638)
  Proceeds from sales and maturities of short-term investments                                                    26,319,946
                                                                                ------------    ------------    ------------
          Net cash provided by (used in) investing activities                        (28,672)        (56,106)     (3,252,519)
                                                                                ------------    ------------    ------------

FINANCING ACTIVITIES
  Repayments of capitalized lease obligations                                                                        (82,234)
  Proceeds from issuance of Series A Preferred Stock - net                                                         8,413,490
  Proceeds from issuance of Series B Preferred Stock - net                                                         1,947,631
  Proceeds from issuance of Series C Preferred Stock - net                                                        11,980,771
  Proceeds from issuance of Common Stock and Common Stock warrants - net                              22,000      33,023,206
  Proceeds from exercise of Common Stock options and Common Stock warrants                           176,000         282,860
  Proceeds from bank borrowings                                                      300,000                       1,106,000
  Payment on bank borrowings                                                        (286,000)                       (806,000)
  Repayment of advances from stockholder                                                                            (145,000)
  Repurchase of Common Stock held in treasury                                                                         (3,100)
  Proceeds from notes payable issued to stockholder and related party                                              2,096,533
                                                                                ------------    ------------    ------------
          Net cash provided by (used in) financing activities                         14,000         198,000      57,814,157
                                                                                ------------    ------------    ------------
    NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (1,294,596)       (649,780)        156,893
    EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                                    (111,497)

  CASH AND CASH EQUIVALENTS:
    BEGINNING OF PERIOD                                                            1,339,992         713,196
                                                                                ------------    ------------    ------------
    END OF PERIOD                                                               $     45,396    $     63,416    $     45,396
                                                                                ============    ============    ============

                                                                     (continued)
                                                                               8

                                                       BIOFIELD CORP.
                                                (A Development Stage Company)
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (unaudited)

                                                                                                        Period October 16,
                                                                           Nine Months                    1987 (Date of
                                                                       Ended September 30,              Inception) Through
                                                                        2001         2000                September 30, 2001
                                                                      ----------------------            -------------------
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for interest                            $  3,735      $  2,769                   $  455,922
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
                                                                                                               ==========

                                                                     (concluded)
See notes to unaudited consolidated financial statements.

                                                                               9

                                 BIOFIELD CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY - The consolidated balance sheet as of September 30, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the three and/or nine month periods ended September 30, 2001 and 2000 and for the period October 16, 1987 (date of inception) through September 30, 2001 have been prepared by Biofield Corp. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for the period October 16, 1987 (date of inception) through September 30, 2001 have been made. During the interim periods reported on, the accounting policies followed are in conformity with accounting principles generally accepted in the United States of America and are consistent with those applied for annual periods as described in the Company's annual report for the year ended December 31, 2000 filed on Form 10-KSB (the "Annual Report") with the Securities and Exchange Commission (the "SEC").

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The unaudited consolidated financial statements, which include the financial position, results of operations, and cash flows for Biofield Corp. and Biofield International, should be read in conjunction with the financial statements for the year ended December 31, 2000 included in the Annual Report. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

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

                                                September 30,    December 31,
                                                   2001             2000
                                                (unaudited)
                                                -------------    ------------
               Components and supplies           $  37,749        $  37,749
               Finished goods                      616,417          655,003
                                                 ---------        ---------
                                                 $ 654,166        $ 692,752
                                                 =========        =========

6. DEVELOPMENT STAGE COMPANY - The Company is in the development stage and, to date, has generated nominal revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all of the risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2001, the Company had accumulated a deficit of $60,361,962. The Company has financed its operations since inception almost entirely by the issuance of equity securities, interest income on the then unutilized proceeds from these issuances and with short-term bank borrowings. As of September 30, 2001, the Company had cash and cash equivalents and short-term investments aggregating $45,396, and was financing its activities with short-term bank borrowings, the availability of which is limited. There can be no assurance that the Company will have sufficient funds available to complete its research and development programs or be able to commercially manufacture or market any products in the future, that future revenues will be significant, or that any sales will be profitable. The Company expects operating losses to increase for at least the next several years, due principally to the anticipated expenses associated with the proposed commercialization of the Biofield Diagnostic System, and other research and development activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

                  As a development stage company, we have incurred net losses since inception through September 30, 2001 of approximately $60.4 million. We will continue to incur losses for at least the next several years, until we are fully operational and in a position to generate enough revenue to cover our operating expenses. In the short term, the majority of our financial resources, after payment of necessary operating expenses, will be utilized in an effort to obtain FDA approval for the Biofield Diagnostic System, to conduct additional clinical trials, for continuing research and development activities and for marketing and administration expenses associated with the anticipated commercialization of the Biofield Diagnostic System. We met with the FDA on September 10, 2001 as the first step in reinitiating our application to the FDA for approval of the Biofield Diagnostic System. To date, we have not generated material revenues from the commercialization of any products.

                  In November 1998, we decided to eliminate most of our operations due to lack of adequate financial resources. In December 1998, our common stock was delisted from trading on The Nasdaq Stock Market, primarily due to our inability to comply with certain financial requirements. In March 1999, we announced that our efforts would be directed to selling our existing technology and/or raising additional capital, and that, thereafter, if we were unable to sell our technology or raise additional capital, we would shut down all of our remaining operations.

                  In December 1999, we sold an aggregate of 14 million shares of our common stock for $700,000 to Dr. David Long, his son, Raymond, and their affiliated entities. Simultaneously with the sale, our then Board of Directors appointed Dr. Long as a director, whereupon the other directors and all of our then executive officers resigned. Thereafter, Dr. Long took action to reconstitute our Board of Directors and Dr. Long was appointed our Chairman and Chief Executive Officer. In early 2000, as an initial step in the process of recommencing our operations, we sold an additional 440,000 shares of our common stock to our then non-affiliated directors and executive officers for an aggregate of $22,000. In addition, on December 15, 2000, we sold an aggregate of three million shares of our common stock, in a private placement, for $1,500,000.

                  In 2001, besides continuing the efforts necessary for us to obtain FDA approval, we commenced activities to market the Biofield Diagnostic System overseas, based upon our CE mark Certification and certification to ISO - 9001. In June 2001, we appointed Steven Preiss as our Vice President of Regulatory and Clinical Affairs and Quality Assurance and, in August 2001, we appointed Nancy Patterson as Vice President Sales & Marketing Worldwide and Arthur C. Hilmer as Vice President Sales to strengthen our marketing efforts. In October 2001, we entered into a $364,000 contract with a manufacturer of medical devices to redesign the Biofield Diagnostic System, mainly to replace obsolete parts, incorporate new technology and make other changes to reduce manufacturing costs.

Results of Operations

Comparison of the Unaudited Nine Months Ended September 30, 2001 (the "2001 Period") with the Unaudited Nine Months Ended September 30, 2000 (the "2000 Period")

                  During the later part of 1999, we had temporarily eliminated our research and development efforts and related infrastructure due to the then severe reduction in our available financial resources, which efforts did not recommence until after the 2000 Period. We incurred $134,953 of research and development expenses during the 2001 Period.

                  Selling, general and administrative expenses increased by $211,744 or 20% to $1,294,514 in the 2001 Period, compared to $1,082,770 in the
2000 Period. The increase was largely attributable to costs incurred to renew our efforts to build the infrastructure for anticipated commencement of operations and to fulfill requirements in connection with the re-registration of our common stock with the SEC and an increase of $38,586 in our provision for obsolete and expired finished goods.

                  Net interest income increased by $5,988 or 153% to $9,894 in the 2001 Period, compared to net interest income of $3,906 in the 2000 Period, due to increased funds available for investment during the first half of 2001 resulting from a $1,500,000 private placement in December 2000.

                  We had royalty income of $8,056 in the 2001 Period, arising from a licensing agreement entered into after the conclusion of the 2000 Period.

                  As a result of the foregoing, we incurred a net loss of $1,411,517 in the 2001 Period, compared to a net loss of $1,078,864 in the 2000 Period.

Comparison of the Unaudited Three Months Ended September 30, 2001 (the "2001 Quarter") with the Unaudited Three Months Ended September 30, 2000 (the `2000 Quarter")

                  During the later part of 1999, we had temporarily eliminated our research and development efforts and related infrastructure due to the then severe reduction in our available financial resources, which efforts did not recommence until after the 2000 Quarter. We incurred $31,598 of research and development expenses during the 2001 Quarter.

                  Selling, general and administrative expenses increased by $28,273 or 6% to $502,423 in the 2001 Quarter, compared to $474,150 in the 2000
Quarter. During the 2001 Quarter, we increased our provision for obsolete and expired finished goods by $38,586, thus reducing our other selling, general and administrative expenses by $10,313.

                  Net interest expense increased by $2,940 or 370% to $3,735 in the 2001 Quarter, compared to net interest expense of $795 in the 2000 Quarter, as we began to draw against an available line of credit after we depleted the $1,500,000 of funds obtained in a December 2000 private placement.

                  We had royalty income of $2,095 in the 2001 Quarter, arising from a licensing agreement entered into after the conclusion of the 2000 Quarter.

                  As a result of the foregoing, we incurred a net loss of $535,661 in the 2001 Quarter, compared to a net loss of $474,945 in the 2000 Quarter.

Liquidity and Capital Resources

                  We have financed our operations since inception almost entirely by the issuance of equity securities, interest income on the then unutilized proceeds from these issuances and, temporarily in 2000 and 2001, with short-term bank borrowing.

                  At September 30, 2001, we had working capital of $38,493, as compared to $1,384,004 at December 31, 2000, a decrease of $1,345,511. Our unrestricted cash and cash equivalents were $45,396 at September 30, 2001, as compared to $1,339,273 at December 31, 2000. In addition, at September 30, 2001 and December 31, 2000, we had $84,717 of restricted cash, which is being held by a third party escrow agent, based upon an agreement between us and a former director and chief executive officer, which funds have been deposited for the payment of continued director and officer liability insurance covering our former directors and executive officers. The deposited funds are to be released to us from escrow over a three-year period as we obtain this insurance coverage; if this coverage is discontinued, the then remaining funds are to be paid to a former director and executive officer. At September 30, 2001, we had $654,166 of inventory, as compared to $692,752 at December 31, 2000. Approximately $616,000 of the inventory at September 30, 2001 was finished goods, as compared to approximately $655,000 at December 31, 2000, consisting of units of the Biofield Diagnostic System. All of these units are believed to be currently saleable at prices in excess of their carrying cost.

                  During the nine months ended September 30, 2001, our operating activities utilized $1,279,924 of net cash, our investing activities utilized $28,672 of net cash, primarily in connection with continuing processing of our patent applications, and our financing activities provided $14,000 of net cash representing our net borrowing under a bank line of credit. During the corresponding period in 2000, our operating activities utilized $791,674 of net cash, our investing activities utilized $56,106 of net cash and our financing activities provided $198,000 of net cash.

                  In November 1998, we decided to discontinue most of our operations due to lack of adequate financial resources and substantially all of our activities ceased. On December 28, 1999, in connection with the receipt of $700,000 of funding and as a condition of this funding, all of our previously elected directors and executive officers resigned and their employment obligations were settled. A new Board of Directors subsequently took office, elected executive officers and took actions to recommence our operations.

                  In June 2000, we obtained a $500,000 line of credit from a bank (the "Bank"), repayment of which has been personally guaranteed by Dr. David Long, our Chairman and Chief Executive Officer and certain of his affiliates and secured by their collateral (the "Line"). On December 15, 2000, we sold an aggregate of three million shares of our common stock for $1,500,000, the proceeds of which were used for operating activities and for the repayment of $286,000 of then existing drawdowns under the Line.

                  In August 2001, we again began to draw against the Line, mainly to pay for operating activities. As of November 1, 2001, we had drawn $435,000 under the Line. On November 13, 2001, we were advised by the Bank that we had been approved for an increase in the Line from $500,000 to $750,000, subject to the execution of further loan documents which were being prepared. In addition, Dr. Long has agreed that he and his affiliates will take such further actions as may be necessary, including increasing their guarantee to the Bank and furnishing additional collateral, to induce the Bank to further increase the Line from $750,000 to $1,000,000. We believe that the proceeds available from drawdowns under the Line, coupled with anticipated royalty income, will enable us to sustain our operations into March 2002, while we continue to defer payment of many of our obligations. Prior to March 2002, we intend to seek additional funding through the private placement of our securities the proceeds from which, along with the commencement of anticipated sales outside of the United States of the Biofield Diagnostic System, should enable us to sustain our operations into 2003. However, even if we are successful in obtaining further funding, we do not expect to generate a positive cash flow from our operations for at least several years due to anticipated expenditure for research and development activities, administrative and marketing activities, and working capital requirements prior to the company becoming fully operational.

                  During the remainder of 2001 and in 2002, we anticipate expending significant amounts on our research and development activities, primarily in data extraction and interpretation and in development activities relating to an enhanced version of the Biofield Diagnostic System. Our payroll cost has recently increased due to our hiring of several personnel.

                   As of November 1, 2001, we did not have any material commitments for capital expenditures; although in October 2001 we entered into a $364,000 contract to redesign the Biofield Diagnostic System over an estimated twelve-month period.

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

Special Note Regarding Forward-Looking Statements

           We have made statements in this Quarterly Report on Form 10-QSB that are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Sometimes these statements contain words like "may," "believe," "expect," "continue," "intend," "anticipate" or other similar words. These statements could involve known and unknown risks, uncertainties and other factors that might significantly alter the actual results suggested by the statements. In other words, our performance might be quite different from what the forward-looking statements imply. The following factors, as well as those discussed above and in the Annual Report, could cause our performance to differ from the expectations implied by our forward-looking statements:

           o inability to obtain capital for continued operations and the development and commercialization of our products or failure to obtain such capital on a timely basis.

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

           We have no obligation to release publicly the result of any revisions to any of our forward-looking statements to reflect events or circumstances that occur after the date of this Quarterly Report or to reflect the occurrence of other unanticipated events.

PART II.   OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits
                                    None.

                  (b)      Reports on Form 8-K
                                    None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                          BIOFIELD CORP.

Date: November 14, 2001   By: /s/ David M. Long
                              -------------------------------------------------
                              David M. Long, Jr., M.D., Ph.D.
                              President and Chief Executive Officer
                              (Principal Executive Officer)

Date: November 14, 2001   By: /s/ John D. Stephens
                              -------------------------------------------------
                              John D. Stephens
                              Senior Vice President and Chief Operating Officer (Principal Accounting and Financial Officer)