Form 10KSB
period 2001-12-31
BIOFIELD CORP \DE\
filed 2002-04-01
CIK 1007018

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2001
                                            -----------------

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from __________ to
         __________

                         Commission file number 0-27848
                                                -------

                                 BIOFIELD CORP.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                               13-3703450
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. employer
incorporation or organization)                               identification No.)


Suite M, 1025 North Nine Drive, Alpharetta, Georgia                      30004
---------------------------------------------------                   ----------
      (Address of principal executive offices)                        (Zip Code)

                    Issuer's telephone number: (770) 740-8180
                                               --------------

       Securities registered under Section 12(b) of the Exchange Act: None
                                                                      ----

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $ -0-
                                                                  -----

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

                  Approximately $3,835,530 based on the closing sale price ($0.40) on February 28, 2002, as reported by The Nasdaq Stock Market, Inc. InfoQuote service furnished by Financial Insight Systems, Inc.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                  As of February 28, 2002 - 25,223,478 shares of Common Stock.

         Documents Incorporated by Reference: None.

         Transitional Small Business Disclosure Format (check one) Yes [ ]
No [X]

                                     PART I

Item 1.  Description of Business

General

We are a medical technology company that has developed a system for detecting breast cancer in a non-invasive and objective procedure.

Our technology is based on the principle that epithelial cancers, such as cancer of the breast, ovaries, skin, prostate and colon, are characterized by small changes in the electrical charge of the affected tissue. These changes, when they appear, result in a disruption, or depolarization, of the charge distribution found in normal epithelial tissue which lines many solid organs, including the stomach, colon, prostate, endometrium, lung and breast. Moreover, this depolarization appears to be progressive as cell transformation and carcinogensis occur. This depolarization is measurable at the skin surface.

Biofield Diagnostic System, our breast cancer diagnostic device, employs single-use sensors of our own design and a measurement device to detect and analyze changes associated with the development of epithelial cancers, such as breast cancer. The Biofield Diagnostic System takes multiple readings from an array of test points on the skin surface of the symptomatic breast and asymptomatic breast to measure differentials, which may exist between test points. We believe that the analysis of these differentials, using a pre-programmed algorithm, provides useful diagnostic information. The device generally is intended to be used by physicians or by trained medical technicians under the supervision of a physician.

The Biofield Diagnostic System is intended to be used as an adjunct to physical examination or relevant imaging modalities to provide physicians and patients with immediate and objective information concerning the probability that a previously identified lesion is malignant or benign in women 55 years of age or younger and without regard to the size, weight or volume of the lesion. The device currently is not intended for non-palpable breast lesions, or for use with women over 55 years of age. We believe that the Biofield Diagnostic System, together with other available clinical information, could reduce diagnostic uncertainty and decrease the number of diagnostic procedures, including surgical biopsies, performed on suspicious breast lesions. In the limited clinical studies we have had conducted to date, the Biofield Diagnostic System performed statistically better in the clinically difficult subgroup of women 55 years of age and younger, for whom certain diagnostic imaging modalities, such as mammography and ultrasound, are generally considered less effective.

The Biofield Diagnostic System has not been approved by the U.S. Food and Drug Administration and is not available for commercial distribution in the United States until such time as the FDA gives pre-market approval. The laws of those countries, which are members of the European Union, permit us to begin marketing the Biofield Diagnostic System in these countries if we obtain a CE mark Certification administered by the European regulatory authorities. After obtaining the CE mark Certification, we introduced the Biofield Diagnostic System in Europe at the end of September 2000 in conjunction with the 2nd European Breast Cancer Conference. We also have commenced marketing efforts in Southern Africa, Asia and the Middle East.

Company History

We were originally organized as a New York corporation in October 1987 and, in 1992, re-incorporated in Delaware by merging into our wholly owned Delaware subsidiary. In March 1996, we completed our initial public offering of 1,819,000 shares of our common stock at a purchase price of $11.00 per share, for aggregate proceeds of approximately $18 million (net of related expenses of approximately $2 million). In December 1997, we received net proceeds of approximately $8.4 million from the sale of an additional 2,867,670 shares of our common stock in a private placement offering. In connection with the private placement, we also issued an aggregate of 643,639 shares of our common stock in exchange for previously issued warrants. These proceeds, along with other funds previously received, during the four years ended December 31, 1999, were utilized as follows: approximately $21,800,000 was spent for research and development, which included the cost of engineering, manufacturing approximately 60 units of the Biofield Diagnostic System, clinical trials and related activities in connection with required governmental and regulatory approvals for the Biofield Diagnostic System, including preclinical research related to the enhancement of the technology; and approximately $12,123,000 was spent for selling, general and administrative matters, including in connection with marketing activities, expenses associated with being a public company, public and investor relations, insurance, legal, accounting and administrative expenses, relocation expenses and expenses associated with the settlement of agreements with terminated personnel.

In November 1998, we curtailed most of our operations due to lack of adequate financial resources, and thereafter, as we failed to raise additional financial resources, we shut down all of our remaining operations. In December 1998, our common stock was de-listed from trading on The Nasdaq Stock Market for lack of compliance with the requirement to maintain at least $4 million of tangible net worth and to maintain a bid price of our common stock in excess of $1.00 per share. In March 1999, we terminated our reporting obligations under the Securities Exchange Act of 1934, since we had less than 300 holders of record of our common stock.

In December 1999, we sold 14 million shares of our common stock in a private placement for $700,000 to David M. Long, Jr., M.D., Ph.D., his son, Raymond A. Long, M.D., and their affiliated entities. The sales price per share of $0.05 was the result of arms-length negotiation between the parties. Although the prices of our common stock in the over-the-counter market during the period from January 1, 1999 through the date of the sale ranged from $0.375 per share to $0.032 per share, no public information concerning our company had been released since we terminated our SEC reporting obligations in March 1999, and our Board of Directors did not believe that the public market sales prices accurately reflected the fair value of our company. The Board of Directors did not retain a financial advisor to assist it in obtaining financing or in negotiating the sale in December 1999; however, our Board of Directors had contacted certain previous investors in our company and other parties who had advised our Board of Directors of a possible interest in an investment in our company, in each instance to no avail. Approximately $600,000 of the proceeds from this private placement were used for operating purposes, including for salaries, for legal and auditing expenses incurred in connection with the re-commencement of our operations and for regulatory consultants and the balance of approximately $100,000 were used for marketing expenses associated with the Biofield Diagnostic System.

Simultaneously with the December 1999 sale, our Board of Directors appointed Dr. David Long as a director, whereupon the remaining directors and all of our executive officers resigned. Dr. David Long became Chairman and Chief Executive Officer and took action to reconstitute our Board of Directors. Since this time, we have been in the process of re-commencing certain of our operations.

In May 2000, we were successful in obtaining CE mark Certification and re-certified to ISO-9001 Quality Systems for the design, production management, sales and distribution of our Biofield Diagnostic System and accessories. This will permit us to again commence marketing of our equipment in certain European and other countries that recognize the CE mark. Commercial distribution within the United States is still dependent on our obtaining FDA approval.

In June 2000, we began a European Post Market Surveillance Study to support our anticipated European market launch of the Biofield Diagnostic System. The Study includes patients with previously identified breast lesions and has been undertaken to confirm the safety, efficacy and clinical utility of the Biofield Diagnostic System. The initial preliminary results of this Study were presented on September 28, 2000 in conjunction with the 2nd European Breast Cancer Conference, in Brussels, which was sponsored jointly by the European Breast Cancer Association, the European Senology Group, the European Breast Cancer Awareness Association and the European Oncology Association. Such initial preliminary results indicated that if the diagnostic work-ups of the first 41 study participants had been stopped, based on the clinical level of suspicion combined with a negative Biofield Test result, no cancers would have been missed. This conclusion still needs further confirmation by the study of additional cases, which currently is underway.

We commenced marketing of the Biofield Diagnostic System in Europe at the end of September 2000 in conjunction with the 2nd European Breast Cancer Conference, by a mailing to conference attendees. Our marketing staff currently consists two people headquartered in the United States, who are responsible for all worldwide marketing efforts. To date, we have focused our marketing efforts in Europe, several countries in the Middle East and a number of Asian and African countries. As of February 28, 2002, we had sold only one Biofield Diagnostic System, which was to an Asian distributor.

On September 6, 2000, our Board of Directors determined that it was necessary for our company to raise an additional $1,000,000 for operating expenses before the end of 2000, and determined to raise such funds through a private placement of unissued shares of our common stock. At such time, Dr. David Long offered his stand-by commitment to purchase any unsubscribed shares, if such shares were being sold for not more than $0.50 per share and the closing occurred prior to November 1, 2000, and he advised our Board that he would purchase such shares without any registration rights or any equity inducement, such as a further right to subscribe for additional shares in any further offering at a reduced price. During the thirty day period prior to September 6, 2000 the average closing price for our common stock, as reported by The Nasdaq Stock Market, Inc.'s InfoQuote service furnished by Financial Insight Systems, Inc. was $0.439 per share and such closing price on September 5, 2000 was $0.39 per share. Thereafter, we attempted to sell our common stock at $0.50 per share and under the other terms offered by Dr. Long by contacting several larger previous investors in our company and other parties who had advised our officers and directors of a possible interest in investing in our company. Due to the small size of the proposed offering and the fact that our common stock was not trading on any recognized securities exchange, we did not retain a financial advisor to assist us in the offering. By November 1, 2000, and despite interest from several investor groups and Dr. Long's stand-by commitment, we were unable to place all of the offered shares of common stock; whereupon, Dr. Long agreed to extend his stand-by commitment until December 1, 2000. On December 1, 2000, only 1,518,000 shares of our common stock had been subscribed for at $0.50 per share and we advised Dr. Long that we were accepting his stand-by commitment for the then un-subscribed portion of the $1,000,000 offering or 482,000 shares. On December 1, 2000, the closing price of our common stock, as reported by InfoQuote, was $0.40 per share. On December 2, 2000, we were advised by Hambrecht & Quist Capital Management Inc. that H&Q Life Sciences Investors and H&Q Healthcare Investors, investment companies for which it had investment authority, may be interested in participating in the offering if it were not too late. Our Board of Directors then determined to increase the size of the offering by $500,000 and to delay the closing thereof until December 18, 2000, and the other subscribers agreed to such extension and increase. The closing of the $1,500,000 private offering occurred on December 15, 2000, at which time we sold 3,000,000 of our authorized, unissued shares of common stock, including 482,000 shares sold to Dr. Long. On such date, the closing price of our common stock, as reported by InfoQuote, was $0.57 per share.

Breast Cancer

Background
----------

Breast cancer is one of the most common cancers among women and, notwithstanding the currently available detection modalities, is the leading cause of death among women aged 35 to 54. According to the American Cancer Society, approximately one in nine women in the United States will develop breast cancer during her lifetime. In 1999, the American Cancer Society estimated that during each year approximately 175,000 new cases of invasive breast cancer among women would be diagnosed in the United States, and that approximately 43,300 women would die as a result of the disease. Early detection of breast cancer is critical. There is widespread agreement that screening for breast cancer, when combined with appropriate follow-up, will reduce mortality from the disease.

The American Cancer Society recommends that all women over the age of 40 should undergo breast cancer screening in the form of physical examination or mammography screening as a routine part of preventative healthcare. For these women, the American Cancer Society has published guidelines for breast cancer screening, including: (i) monthly breast self-examinations, and (ii) an annual mammogram for women age 40 and older. As a result of family medical histories and other factors, certain women are at high-risk of developing breast cancer during their lifetimes. For these women, physicians often recommend close monitoring, particularly if a potentially pre-cancerous condition has been detected.

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

Screening and Diagnostic Modalities
-----------------------------------

Physical examinations may be conducted by a physician as part of a medical examination, or by a woman performing breast self-examination; however, a physical examination of the breast can only detect relatively large lesions, which may be advanced cancers. Furthermore, physical examination of the breast does not reliably distinguish between malignant and benign tissue. More than half the women who menstruate will have a lump in a breast at some time during their life, but only a small percentage of these lumps will be malignant.

Mammography is an x-ray modality commonly used for both routine breast cancer screening and as a diagnostic tool. A mammogram produces an image of the internal structure of the breast, which is intended to display lesions as blurry white spots against normal tissue. In a screening mammogram, radiologists seek to detect the presence of suspicious lesions, while in a diagnostic mammogram radiologists seek to characterize suspicious lesions. Mammograms require subjective interpretation by a radiologist and are often uncomfortable for the patient. Because x-ray mammography exposes the patient to radiation, the American Cancer Society recommends that mammograms be limited to one per year. In addition, x-ray mammography is considered to be less effective for women under the age of 50 who generally have dense breast tissue. The average cost of a diagnostic mammogram is approximately $120 to $160 per procedure, and requires the use of equipment ranging in cost from approximately $75,000 to $225,000. Due to the high costs associated with mammography equipment and the specialized training necessary to operate the equipment and to read the x-ray images, mammography is usually available only at specialty clinics or hospitals.

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

Other currently available surgical diagnostic techniques include fine needle aspiration, core needle biopsy and stereo tactic needle biopsy. In each of these procedures, a physician seeks to obtain cell samples from a suspicious lesion through a needle for analysis by a cytopathologist. These procedures are invasive, require follow-up and range in cost from approximately $300 to $600 per procedure, and inadequate sampling often renders these procedures invalid.

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

The Biofield Diagnostic System

The Biofield Diagnostic System is intended to provide physicians and patients with immediate and objective information concerning the probability that the lesion is proliferative or non-proliferative. Based upon such information, a physician can recommend whether or not the lesion should be removed by biopsy or whether other action should be taken. Only a biopsy, followed by microscopic examination, can determine whether a lesion is benign or malignant. A breast examination utilizing the Biofield Diagnostic System, called the `Biofield Test', is non-invasive and can be performed in a physician's office by a physician or a medical technician in less than 20 minutes. Single-use sensors of our design are arranged on the skin surface in and around the quadrant of the breast where a suspicious lesion has been identified and in corresponding locations on the asymptomatic breast. A suspicious lesion is generally detected through physical examination or a mammogram. Sensor readings are measured and analyzed using a pre-programmed algorithm. The Biofield Diagnostic System generally is intended only to be used as an adjunct to physical examination or relevant imaging modalities in women 55 years of age or younger who have palpable breast lesions. We have determined through our clinical testing that, in women over 55 years of age, the device did not demonstrate significant enough variations. In addition, mammogram tests do not perform as well with younger women. As a result, the principal focus of the Biofield Diagnostic System is women with palpable lesions under 56 years in age.

The output from a Biofield Test will be part of a written report that will include an objective reading. The higher the Biofield Diagnostic System's output, the greater the probability that the patient has proliferative disease or cancer in the area examined. The physician, when making further treatment decisions, including whether to proceed to surgical biopsy, then can use this information, together with other available clinical information. We believe that the Biofield Diagnostic System will offer patients and physicians several advantages compared with currently available modalities used in breast cancer diagnosis, including the following:

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

    o The estimated cost of the device is expected to be significantly less than the cost of purchasing and installing diagnostic x-ray mammography or other diagnostic imaging equipment. We believe that the cost per test with the device of between $60 and $100 should be competitive with current costs of diagnostic mammography and ultrasound.

    o It should be preferred by third party payers of health care costs, since it has the potential of reducing the number of diagnostic tests, including surgical biopsies, performed on suspicious lesions.

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

The Biofield Test is intended to be conducted under the supervision of a medical practitioner licensed by law in the use of the Biofield Diagnostic System, and both the technician performing the Biofield Test and the supervising physician must have undergone appropriate training. The Biofield Test does not replace the usual screening methods for detecting breast lesions by mammography or palpation, nor evaluation using biopsy when appropriate. Moreover, efficacy in patients with a history of breast cancer or breast augmentation, as well as patients who have had recent fine needle aspiration of a suspicious lesion or who have undergone chemotherapy or radiation therapy within three years, have not been fully evaluated by our research and it is not known whether the Biofield Test is applicable for these patients. Furthermore, certain conditions are believed to confound the results of the Biofield Test, and patients with these conditions have been excluded from our studies. These conditions include women who have undergone active tamoxifen or raloxifene therapy within the past three months, women with clinically diagnosed active mastitis, women with visible or known dermatological conditions or other physical abnormality precluding the application of all necessary sensors, women with a known allergy to adhesives or ECMs used to apply electrocardiogram or electroencephalogram sensors, women with only a single breast, women with active electrically powered implanted devices, women with breast tattoos and nipple jewelry and pregnant woman.

Other Possible Product

Based on our clinical experience with the Biofield Diagnostic System for testing women that have symptoms of breast cancer (often referred to as symptomatic women) and our belief that the electrophysiological characteristics of cancer are similar for both lesions that can be felt in a physical examination (palpable) and those lesion that cannot be felt in a physical examination (non-palpable lesions), we believe that our technology should be adaptable for breast cancer screening in women who have not demonstrated any symptoms of breast cancer (often referred to as asymptomatic women). Based on this belief, we are contemplating a prototype design of an enhanced version of the Biofield Diagnostic System, which may be of use as a screening system. The enhanced version of the Biofield Diagnostic System will contain additional data channels to allow for more sensors to surround the breast or other area where a lesion is present and an algorithm to better analyze the data received. However, we have not yet completed a final sensor configuration for the proposed device, nor have we commenced any clinical testing for the proposed device, since we believe that the protocol for a full-scale clinical trial would involve significant financial resources. As a result, we cannot assure you when, if ever, any further efforts will be made to complete the development of the proposed device.

We believe that the need exists for products to provide early and accurate detection of types of cancers found in the epithelial tissue other than breast cancer. Our previous preclinical research had been designed to obtain additional scientific knowledge of the fundamentals underlying our core technology and to identify new applications based on our technology for the detection of other cancers, including cancer of the ovaries, skin, prostate and colon. However, due to the cost of this research and our limited financial resources, we have not pursued any efforts in this regard since 1996, and we cannot assure you when, if ever, any further steps will be undertaken.

Government Regulation

The manufacture and sale of medical devices intended for commercial distribution are subject to extensive governmental regulation both in the United States and abroad.

United States Regulations
-------------------------

The FDA regulates the research, testing, manufacture, safety, labeling, storage, record keeping, advertising, distribution and production of medical devices in the United States under the Food, Drug and Cosmetic Act.

         FDA's Pre-market Clearance and Approval Requirements. Unless an
         ----------------------------------------------------
exemption applies, no medical device can be marketed in the United States without receiving either a 510(k) clearance, or a PMA approval in advance from the FDA. The FDA's 510(k) clearance process usually takes from four to twelve months, but it can take longer. The process of obtaining PMA approval is much more costly, lengthy and uncertain; it generally takes from one to three years and can take even longer. We cannot assure you that 510(k) clearance or PMA approval will ever be obtained for any product that we may propose to market in the United States.

The FDA decides whether a device must undergo either the 510(k) clearance or PMA approval process, based upon statutory criteria. These criteria include the level of risk that the FDA perceives is associated with the device and a determination as to whether the device to be cleared is within a type that is similar to devices that are already legally marketed. Devices deemed to pose relatively less risk are placed in either class I or II, which classification requires that the manufacturer submit a pre-market notification requesting 510(k) clearance, unless the device is exempted from obtaining such a clearance. The pre-market notification must demonstrate that the device to be cleared is substantially equivalent in intended use and in safety and effectiveness to a legally marketed "predicate device" that is either in class I or class II, or is a "preamendment" class III device (i.e., one that was in commercial distribution before May 28, 1976) for which the FDA has not yet decided to require PMA approval. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or PMA approval.

Devices deemed by the FDA to pose the greatest risk (e.g., life-sustaining, life-supporting or implantable devices) or deemed not substantially equivalent to a legally marketed predicate device are placed in class III. Such devices are required to undergo the PMA approval process in which the manufacturer must prove the safety and effectiveness of the device to the FDA's satisfaction. An application for PMA approval must provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, manufacturing, labeling and promotion. After approval of a PMA, a new PMA or PMA supplement is required in the event of any modification to the device, its labeling or its manufacturing process. As part of the PMA review, the FDA will typically inspect the manufacturer's facilities for compliance with Quality System Regulation, requirements that impose elaborate testing, control, documentation and other quality assurance procedures.

Upon submission, the FDA determines if the application for PMA approval is sufficiently complete to permit a substantive review, and, if so, the application is accepted for filing. The FDA then commences an in-depth review of the application, which typically takes one to three years, but may take longer. The review time is often significantly extended as a result of the FDA requesting more information or clarification of information already provided. The FDA also may respond with a "not approvable" determination based on deficiencies in the application and require additional clinical trials that are often expensive and time consuming and can delay approval for months or even years. During the review period, an FDA advisory committee, typically a panel of clinicians, usually will be convened to review the application and recommend to the FDA whether, or upon what conditions, PMA approval should be considered. Although the FDA is not bound by the advisory panel decision, the panel's recommendation is important to the FDA's overall decision-making process.

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

A clinical trial may be required in support of a 510(k) submission or an application for PMA approval. Such trials generally require an Investigational Device Exemption application approved in advance by the FDA for a limited number of patients, unless the product is deemed a non-significant risk device eligible for more abbreviated IDE requirements. The IDE application must be supported by appropriate data, such as animal and laboratory testing results. Clinical trials may begin if the IDE application is approved by the FDA and by the appropriate institutional review boards at the clinical trial sites.

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

         "The design of the clinical trial is not valid. You have tested several algorithms on the PMA data set and selected the one that gave the most desired results. This is not an accepted procedure for definitive data sets. You will need to select a final algorithm. Then you must test it with an independent data set for sensitivity, specificity, etc. The design of the clinical trial must provide data that supports the indications for use, which should include the impact on patient management."

In September 2001, we have had discussions with the FDA about Biofield current data analysis, its CE indication, its comprehensive algorithm and clinical efficacy. We also discussed with the FDA the proposed course of action in support of the re-submission of our application for the PMA of the Biofield Diagnostic System, including timing of on-going data analysis and patient management categories. The analysis phase of the clinical data is expected to take several months or longer, followed by PMA preparation. In January 2002, we had further discussions with the FDA about the science related to the Biofield Diagnostic System measurements and we reviewed clinical study databases to be used for training and testing, regulatory course of action related to the PMA, statistical methodology and clinical goals of Biofield. We also advised the FDA that a Pre-Market Surveillance (PMS) Study was in progress in Europe, which should provide data from 200 to 300 cases performed under real-life conditions in the field where the Biofield Diagnostic Device is being used. In March 2002, the FDA orally informed us that it anticipated that our application, upon submission, would be reviewed under its Expedited Review policy. Discussions with the FDA to clarify the PMA analysis and filing are ongoing.

We believe that the information from the clinical databases and the PMS Study, after evaluation, should provide additional evidence on the efficacy of the Biofield Diagnostic System for the FDA. After such evaluations, additional actions would still be needed for submission of our application for the PMA approval. The principal actions would consist of meeting with the FDA to discuss our proposed submission, data evaluation and preparation of our application. We expect that the entire process will take about a year before our application is reviewed. The process is estimated to cost up to $3 million, which is expected to be funded through a private placement of newly issued securities and through the initial sales, outside of the United States, of the Biofield Diagnostic System. We cannot assure you that we will be able to obtain these funds, or that the FDA will accept our application for filing, or that the clinical data we obtain will support FDA approval of the PMA.

         Pervasive and Continuing FDA Regulation. A host of regulatory
         ---------------------------------------
requirements apply to marketed devices, including labeling regulations, the Quality System Regulation, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures, the Medical Device Reporting regulation, which requires that manufacturers report to the FDA deaths or serious injuries associated with regulated products and product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur, and the FDA's general prohibition against promoting products for unapproved or `off-label' uses. Class II devices also can have special controls (e.g., performance standards, post-market surveillance, patient registries and FDA guidelines) that do not apply to Class I devices. We cannot assure you that unanticipated changes in existing regulatory requirements or adoption of new requirements would not have a significant adverse effect on our business and financial condition.

Upon commencing commercial distribution, we will be subject to inspection by the FDA to determine compliance with regulatory requirements. If the FDA finds that we have failed to comply with the requirements, it can institute a wide variety of enforcement actions. The FDA sometimes issues a public warning letter, but also may pursue more severe remedies such as fines, injunctions, and civil penalties against us; recall or seize of our products; operating restrictions, partial suspension or total shutdown of our production; refusing our requests for 510(k) clearance or PMA approval of new products; withdrawing product approvals already granted; and criminal prosecution. Any FDA enforcement action could have a significant adverse effect on our business and financial condition.

         Other U.S. Regulation. We must comply with numerous federal, state and
         ---------------------
local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and hazardous substance disposal. We cannot assure you that we will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a significant adverse effect on our business and financial condition.

Unapproved products subject to the FDA's pre-market application requirements must receive prior FDA export approval to be marketed outside of the United States, unless they are approved for use by a member country of the European Union or certain other countries including Australia, Canada, Israel, Japan, New Zealand, Switzerland and South Africa, in which case they can be exported to any country provided that certain limited FDA notification requirements are met.

Foreign Regulations
-------------------

Sales of medical device products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approvals required by foreign countries may be longer or shorter than that required for FDA approval, and requirements for licensing may differ from FDA requirements.

To sell medical devices within the European Union, companies are required to achieve compliance with the requirements of the Medical Devices Directive issued by the European Union and be capable of affixing a "CE" marking on their medical devices to attest to this compliance. To achieve a CE marking, the device is required to meet the Essential Requirements as defined under the Directive, relating to safety and performance of the device, and we must successfully undergo verification of our regulatory compliance (known as a "conformity assessment") by an appropriate approved standards agency or "notified body". We also are required to comply with additional national requirements that are beyond the scope of the Directive.

We have received approval by the notified body KEMA-Registered Quality, Inc. to market the Biofield Diagnostic System and our sensors under the CE Mark Certification, and this notified body has granted certified ISO-9001 Quality System status for design, production management, sales and distribution of the Biofield Diagnostic System. In order to obtain such approvals, KEMA personnel conducted a detailed review of our technical files and records and reviewed certain of our medical research files; however, KEMA did not conduct any confirming research. KEMA did not comment on our clinical research. At the conclusion of the review, KEMA provided to us a Certificate of Conformity for the product category "electropotentials systems for the diagnosis of epithelial cancers". KEMA did not offer any endorsement of the efficacy of the Biofield Diagnostic System.

The CE Mark Certification and the ISO-9001 Quality System status, which status is subject to semi-annual audit by KEMA, permit us to commence sales in Europe and other countries that recognize CE Mark Certification, without obtaining any further regulatory approval. Since we anticipate that our initial distribution will be in Europe, our failure to maintain compliance with appropriate Directive and other applicable requirements could have a significant adverse effect upon our business and financial condition.

Manufacturing

We are a development and marketing company and do not manufacture any of our products or prototypes. We have used contract manufacturers who meet current quality system regulations and good manufacturing practices requirements imposed by the FDA to produce the initial quantities of the Biofield Diagnostic Device and disposable sensors used in our clinical trials, and intend to continue to use contract manufacturers to satisfy our additional needs for future clinical studies and for the production of commercial quantities, when and if we engage in commercial sales. Electronic components and raw materials used in the Biofield Diagnostic Device and our sensors are available from numerous suppliers. Some components are stock items, while others have been designed and manufactured to our specifications. The specifications for the Biofield Diagnostic Device and our sensors are treated as a trade secret. We own certain molds and other equipment used to manufacture our components.

SeaMED Corporation had been the contract manufacturer for our Biofield Diagnostic Device, pursuant to an agreement, which expired May 15, 2001. We have selected TriVirix International Limited to redesign the Biofield Diagnostic System to reduce manufacturing costs and make product platform improvements. SeaMED currently performs repair and service on the equipment it has manufactured under a year-to-year agreement. We have arranged with Ludlow Technical Products Inc. to contract manufacture the sensors, which we have designed for use with the Biofield Diagnostic Device who, in turn, has contracted with Dow Pharmaceutical Sciences to supply the gel, which is used with our sensors.

We have considered seeking qualification of a second manufacturer for the Biofield Diagnostic System, but have determined not to seek an additional source of supply for our sensors at this time. For additional information, see "Risk Factors - If Our Single Source Suppliers Are Unable to Deliver, Our Business Would Suffer."

Marketing and Sales

General
-------

As a result of the large number of diagnostic procedures that are performed on suspicious breast tissue in the United States, we intend to focus our marketing efforts on the clinical ability of the Biofield Diagnostic System to reduce diagnostic uncertainty and decrease the number of diagnostic tests performed on these suspicious lesions. We believe that the market for the Biofield Diagnostic System will include physicians involved in the detection and management of breast cancer, including radiologists, gynecologists, general surgeons, breast surgeons and general practitioners, as well as hospitals and clinics. We anticipate that, if the FDA approves the Biofield Diagnostic System, we will market this product in the United States through one or more distribution partners. We have not commenced discussions with any potential distribution partners for the United States, and we cannot assure you that any discussions, which we may have, will result in any strategic or other relationship. In December 2001, we announced the execution of a three-year distribution agreement with Trilogy Critical Care (Pty) Ltd. of Johannesburg, South Africa, a health care distributor in southern Africa. The agreement grants Trilogy the exclusive right to market and sell the Biofield Diagnostic System in South Africa and certain other southern African countries during the term of the agreement, conditioned on achieving annual minimum sales.

We believe that physicians who use the Biofield Diagnostic System will probably set a procedure cost for use of our device that will be competitive with the current procedure costs of diagnostic mammography and ultrasound. Although we have not sold the Biofield Diagnostic System in the U.S., at such time, if at all, as we receive pre-market approval from the FDA, we currently expect to price the device at under $20,000, which will be substantially less than the cost of diagnostic mammography equipment or ultrasound systems, which range in price from approximately $60,000 to $225,000. We also currently expect to price our single-use sensors at approximately $60. As of February 28, 2002, we had sold only one Biofield Diagnostic System, which was to an Asian distributor.

The laws of certain European countries permit us to begin marketing the Biofield Diagnostic System in Europe before the FDA permits marketing in the United States. We introduced the device in Europe at the end of September 2000, in conjunction with the 2nd European Breast Cancer Conference, by a mailing to conference attendees.

Our current marketing staff consists of two senior executives, headquartered in the United States, who are responsible for all worldwide marketing efforts, which, to date, have focused on several Middle-Eastern countries, certain Asian countries, Europe and South Africa. To market the Biofield Diagnostic System or any other products we may develop, we will have to continue to develop a marketing and sales force with technical expertise and distribution capabilities.

Effect of Third Party Reimbursement
-----------------------------------

Suppliers of health care products and services are greatly affected by Medicare, Medicaid and other government insurance programs, as well as by private insurance reimbursement programs. Third party payers (i.e., Medicare, Medicaid, private health insurance, health administration authorities in foreign countries and other organizations) may affect the pricing or relative attractiveness of our products by regulating the maximum amount of reimbursement provided for by these payers to the physicians and clinics utilizing our products, or by taking the position that reimbursement is not available for the procedures.

We believe that the availability and level of third party reimbursement will impact the decisions of physicians, clinics and hospitals to purchase and use our products and, thereby, affect the pricing of our products. In the United States, many patients are reimbursed for mammograms, in amounts that vary considerably by the location in which the procedure is performed. Our intended marketing strategy is to obtain approval of payers for payments to physicians using our products, to work with professional organizations to foster awareness and support for our products and to enlist the assistance of opinion leaders in making presentations to health care administrators to inform them of the benefits of the additional data provided by the Biofield Diagnostic System and of the potential economic benefits resulting from its use.

Several states and the federal government are investigating a variety of alternatives to reform the health care delivery system and to reduce and control health care spending. These reform efforts include proposals to limit spending on health care items and services, limiting coverage for new technology and limiting or controlling the price health care providers and drug and device manufacturers may charge for their services and products. The scope and timing of these reforms cannot be predicted, but if adopted and implemented, these reforms could have a significant adverse effect on our business and financial condition.

Reimbursement for use of the Biofield Diagnostic System in international markets will vary and will be determined on a country-by-country basis. Although we intend to pursue efforts to obtain reimbursement status in major European markets, we do not yet have a schedule for commencing these efforts and cannot assure you of the level of success, if any, of our efforts once commenced. In the countries comprising the Europe Union, as well as other countries that recognize CE Mark certification, our ability to achieve any market penetration may depend upon the availability of third party governmental reimbursement. Initially, we expect that the Biofield Diagnostic System will be used in situations where the patient is responsible for the cost of the procedure.

Patents and Proprietary Information

We have a number of issued U.S. and foreign patents, the earliest of which expires in 2007, relating to our products and technology, and have applications for a number of patents pending. Since the technology applicable to our products is rapidly developing, any patent rights, which we have or may obtain, may not provide us with any competitive advantage. A number of companies may have filed applications for, or have been issued, patents relating to technology that is similar to some of the technology developed or used by us.

We also seek to protect our intellectual property rights through a combination of trade secret, non-disclosure and other contractual arrangements. We generally enter into confidentiality agreements with our employees, consultants, vendors and clinical investigators, and attempt to limit access to and distribution of our proprietary information.

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

From time to time, we may support and collaborate in research conducted by universities and governmental research organizations to obtain rights to use the resulting technical information and any inventions, which may arise from these efforts. In these circumstances, it is not unusual for the university or research organization to retain certain rights, which then could be licensed to others.

Licenses and Other Agreements

We are a party to several licensing and royalty arrangements relating to the Biofield Diagnostic System, as well as to prior versions of this product.

We have a royalty agreement with Teiresias, Inc. and its founder who provided consulting services to us in connection with the original design and fabrication of an early prototype of the Biofield Diagnostic System, for the use of depolarized, pre-gelled electrodes with the Biofield Diagnostic System. The Biofield Diagnostic System no longer uses these electrodes, and we do not currently anticipate that it will do so.

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

We have a 1992 royalty agreement with Abel Laboratories, Inc., an affiliate of our Chairman and Chief Executive Officer, Dr. David Long. Under this agreement, Abel assigned to us all of its rights and interests in all inventions and/or technology conceived and/or developed by it in connection with laboratory services performed by it for us which relate to the use of bioelectronics in the diagnosis, screening or management of disease, infection, ovulation or other bioelectric events. This agreement also provides that Abel is entitled to royalties of 5% of net sales of products incorporating any of these inventions or technology which are embodied in any patent issued to us, during the life of the patent, up to a maximum of $2 million per patent, as well as a portion of the proceeds we may receive from the license of these patents to others. As of February 28, 2002, one patent has been issued to us, which is covered by this agreement.

On October 16, 2000, we entered into a license agreement with Cardio Dynamics International Corporation, a manufacturer of disposable electrical bio-impendence devices, for use of our interconnect design patent on cables to be manufactured by them. The initial term of the agreement expires on December 31, 2003 and is renewable by Cardio Dynamics for an additional two years provided that we are able to agree on a minimum royalty for such additional term. The fee to be paid to us for the non-exclusive license is based upon the number of licensed products manufactured under the agreement. We have the right to terminate the agreement if we do not receive minimum royalties of $19,770 with respect to the year 2001, $46,890 with respect to the year 2002 and $98,465 with respect to the year 2003.

On December 7, 2001, we entered into a three-year distribution agreement with Trilogy Critical Care (Pty) Ltd. of Johannesburg, South Africa. The agreement grants Trilogy Critical Care the exclusive right to market and sell the Biofield Diagnostic System in South Africa and certain other southern African countries during the three-year period commencing December 1, 2001, conditioned on Trilogy achieving certain minimum sales on an annual basis.

Research and Development

All of our research and development activities have been related to our core technology and our attempt to commercialize this technology. Since we are still in the development stage, our research and development activities have been substantial. During 1998, our research and development expenses aggregated approximately $6.7 million. During 1999 and 2000, due to a severe reduction in our available financial resources and our decision to curtail operations, we reduced these expenses to approximately $293,000 and $60,000, respectively. We spent $220,000 in 2001 and anticipate that our research and development expenditures, which will be limited by our available financial resources, will continue to be substantial for at least the next several years. During 2002, we expect to spend over $300,000 towards redesigning the Biofield Diagnostic System, which effort will be made under an agreement with TriVirix, our contract manufacturer. We expect to fund these expenditures from the issuance of our equity securities, assuming that a market for our equity securities exists and revenues from operations.

Competition

The medical device industry generally, and the cancer diagnostic and screening segments in particular, are characterized by rapidly evolving technology and intense competition. Existing breast cancer diagnostic tools will compete with our Biofield Diagnostic Device, including imaging equipment such as MRI systems manufactured by Hitachi Medical Corporation of America, Royal Philips

Electronics, Siemens AG, Toshiba America Medical Systems and others; x-ray mammography equipment manufactured by General Electric Company, Royal Philips Electronics, Siemens AG, Picker International division of Marconi plc and others; ultrasound or high frequency ultrasound systems manufactured by Aligent Technologies Inc., Siemens AG, Toshiba America Medical Systems, Royal Philips Electronics and others; stereotactic needle biopsy devices manufactured by Royal Philips Electronics, Johnson and Johnson Company, Siemens AG and others; thermograph devices manufactured by Scanted Medical Inc. and Lifeline BioTechnologies Inc.; devices for blood and/or genetic tests manufactured by Bayer Corporation, Hoffman-La Roche Ltd., Eli Lilly and Company and others; and electrical impedance and transilluminational devices manufactured by TranScan Research & Development Co. Ltd. Other emerging cancer diagnostic devices and technologies which might compete with the Biofield Diagnostic System, include OmniCorder, manufactured by BioScan Screening Systems, Inc., which looks at changes in blood flow surrounding cancer, using thermographs for viewing and recording heat patterns and R2 Technology, Inc.'s ImageChecker ", a computer-aided detection device for mammography. In addition, other companies which produce devices utilizing these tools, as well as other companies which may be developing, or could in the future attempt to develop, additional products which assist in diagnosing cancers, including non-invasive products, could compete with the Biofield Diagnostic System.

Substantially all of these companies have significantly greater resources and name recognition than we do, and substantially greater expertise than us in research and development. Since all of these companies have existing products, they each possess substantially greater experience in manufacturing, marketing and obtaining regulatory approvals.

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

Employees

As of February 28, 2002, we had six full-time employees. One employee is involved in worldwide sales of our products, one is involved primarily in data management and supervises our research and development activities and the other four employees are involved primarily in management, manufacturing, product development and financial and administrative functions. In addition, we had three independent consultants, two of who assist us with regulatory work, including seeking FDA approval, and one of them guides us in our marketing and sales efforts. We believe that our employee relations are good. None of our employees is covered by a collective bargaining agreement.

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

Risk Factors

We Have a Limited Operating History
-----------------------------------

We have had a limited history of operations. Since our inception in October 1987, we have engaged principally in the development of the Biofield Diagnostic System, which has not been approved for sale in the United States. Consequently, we have little experience in manufacturing, marketing and selling our products.

We Expect to Continue to Incur Significant Operating Losses
-----------------------------------------------------------

We currently have no significant source of operating revenue and have incurred net operating losses since our inception. At December 31, 2000, we had an accumulated deficit of $58,950,445, which had increased to $61,189,132 at December 31, 2001. These losses have resulted principally from costs incurred in research and development and clinical trials and from general and administrative costs associated with our operations. We expect operating losses to continue for at least the next several years due principally to the anticipated expenses associated with the pre-market approval process for the Biofield Diagnostic System, the proposed commercialization of the Biofield Diagnostic System, research and development activities and general and administration costs.

Our Business May Never Become Profitable
----------------------------------------

Our ability to achieve profitability will depend, in part, on our ability to obtain regulatory approvals for the Biofield Diagnostic System and any other proposed products, and to develop the capacity to manufacture and market any approved products either independently or in collaboration with others. We cannot assure you when, or if, we will receive required regulatory approvals for the development and commercial manufacturing and marketing of the Biofield Diagnostic System or any other proposed products, or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability are highly uncertain.

We Will Require Significant Additional Capital to Continue
to Develop our Products, Which May Not Be Available
---------------------------------------------------

We expect that we will need significant funding to complete all the steps necessary to receive approval from the FDA, including clinical trials and regulatory matters, and substantial additional funds for operating expenses, other research and development programs and marketing programs. If we are able to gain any level of market acceptance for our products, additional funding will be needed for commercialization of our products. Moreover, our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments, including commitments to previous service providers and others which are contingent upon improvement in our cash position and have been extended until some indefinite future time, are substantial and are likely to increase as we expand our operations. We do not expect to generate positive cash flow for at least several years, if at all, as revenues, initially, are unlikely to cover funds required for increases in capital expenditures, working capital needs and operating expenses, including the expected cost of commercializing the Biofield Diagnostic System. However, our cash requirements may vary significantly from those now planned due to uncertainty about the future progress of research and development programs, results of clinical testing, relationships with strategic partners, changes, if any, in the focus and direction of our research and development programs, competitive and technological advances, the FDA and foreign regulatory processes and other factors. We cannot assure you that additional financing will be available when needed or, if available, will be available on acceptable terms. Insufficient funds will prevent us from implementing our business strategy and will require us to delay, scale back or eliminate certain, or all, of our research and product development programs or to license to third parties rights to commercialize products or technologies that we otherwise would seek to develop ourselves.

Our Products are in the Early Stage of Development and We May Never Be
Able to Bring Them to Market or Sustain Their Sales After Regulatory Approval
-----------------------------------------------------------------------------

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

    o we may not be able to timely recruit a sufficient number of patients for our clinical trials. (Delays in planned patient enrollment may result in increased costs and delays.)

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

We Are Currently Dependent on a Single Product
Which Has Not Yet Been Commercialized
-------------------------------------

Although we are in the process of developing additional applications for our product based on our core technology, none of these applications is expected to result in a commercial product for at least several years, if at all. Consequently, until it is approved for commercial distribution in the United States, limited distribution of the Biofield Diagnostic System overseas will account for substantially all of our revenues. Failure to gain U.S. regulatory approval or market acceptance for the Biofield Diagnostic System would have a significant adverse effect on our business.

We May Not Be Successful in Marketing Our Products as Planned
-------------------------------------------------------------

While we currently anticipate commencing marketing of our Biofield Diagnostic System outside of the United States, if were are unable to begin marketing as planned, our business could be significantly and adversely affected.

Our Contract Manufacturers May Be Unable to
Produce Commercial Quantities of Our Products
---------------------------------------------

Our current contract manufacturer for the Biofield Diagnostic System has not yet manufactured our product and we cannot assure you that it will be able to manufacture in volume, when or if the need may arise. If this situation occurs, our business could be significantly adversely affected.

If Our Single Source Suppliers Are Unable to Deliver, Our Business Would Suffer
-------------------------------------------------------------------------------

The qualification of additional or replacement suppliers for our products and their components is a lengthy process, and would take up to nine months to be approved once such suppliers are identified. For certain services and components, we currently rely on single suppliers. If we encounter delays or difficulties with our third-party suppliers in producing, packaging or distributing our products and their components, market introduction and subsequent sales would be significantly adversely affected. If we are required to rely on alternative sources of supply, we cannot assure you that we will be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. If we are unable to obtain or retain qualified suppliers and contract manufacturers on commercially acceptable terms, we will not be able to commercialize our products as planned. Our dependence upon third parties for the manufacture and supply of our products and components may significantly adversely affect our ability to attain profitability and our ability to develop and deliver our products on a timely and competitive basis.

We May Not Be Able to Adapt Our Technology to Other Products
------------------------------------------------------------

We cannot assure you that our technology can be adapted for breast cancer screening or for the detection of other cancers. Furthermore, we also cannot assure you even if we can adapt any proposed devices, that these devices would be submitted for FDA approval, or for approval by any comparable foreign regulatory bodies, or would be commercially viable.

We Do Not Currently Have the Financial Resources
to Develop Our Technology to Other Products
-------------------------------------------

Due to our limited financial resources, we do not know when, if at all, we will be able to commence development efforts for any of our other proposed products. If we are unable to develop any additional products or uses for our current product, our business could be adversely affected.

We May Not Be Able to Obtain Government Regulatory
Approval to Market and Sell Our Products
----------------------------------------

Regulation by governmental authorities in the United States is a significant factor in the manufacture and marketing of our products, as well as our research and development activities. All of our proposed products will require regulatory approval by governmental agencies before commercialization and our products must undergo rigorous preclinical and clinical testing and other pre-market approval procedures prescribed by the FDA. Once we begin to develop a product, the necessary actions, including pre-clinical and clinical trials, needed to obtain required regulatory approval to commercialize that product and begin to market it to the public are expected to take a number of years. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of medical devices. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, will require us to expend substantial resources. If we fail to obtain or are otherwise substantially delayed in obtaining regulatory approvals, our business and operations could be significantly and adversely affected. The regulation of medical devices, particularly in Europe, continues to develop and we cannot assure that, as new laws and regulations are adopted, these actions will not have an adverse effect on us.

Our Products Are Subject  to Continuing Review by the FDA
Which Could Impact On Our Ability to Sell Them in the Future
------------------------------------------------------------

Changes to our products or the manner in which they are used after they are approved will require additional approval by the FDA. Our failure to receive approval of such a change on a timely basis, or at all, would have a significant adverse effect on our business.

A Failure of Our Contract Manufacturers to Comply with FDA
Regulations Would Impact On Our Ability To Sell Our Current Product
-------------------------------------------------------------------

We cannot assure that our manufacturers will be in compliance with the FDA's quality system regulations and good manufacturing practices, when the FDA inspects them, or that they will continue to maintain this compliance. A failure to maintain compliance could significantly delay approval of our pre-market application to the FDA for the Biofield Diagnostic System or prevent us from marketing the Biofield Diagnostic System if we obtain this approval, and would have a significant adverse effect on our business.

If Foreign Regulatory Approvals Are Withdrawn, Our Business Will Suffer
-----------------------------------------------------------------------

We cannot assure you that the foreign regulatory approvals that we have received, which allow us to sell the Biofield Diagnostic System in certain foreign countries, will not be withdrawn. Our failure to continue to maintain these approvals or to obtain any additional foreign approvals could have a significant adverse effect on our business.

Changes to Health Care Reimbursement
Regulations and Practices Could Adversely Affect Us
---------------------------------------------------

Our ability to successfully commercialize our products will depend, in part, on the extent to which reimbursement for the cost of our products and related treatment will be available from government health administration authorities, private health insurers and other organizations. These third-party payers are increasingly challenging the price of medical products and services. Several proposals have been made that may lead to a government-directed national health care system. Adoption of this type of system could further limit reimbursement for medical products, and we cannot assure you that adequate third-party coverage will be available to enable us to establish, and then maintain, price levels sufficient to realize an appropriate return on our investment in product development. In addition, we also cannot assure you that the U.S. government or foreign governments will not implement a system of price controls. Any change in the existing system might significantly affect our ability to market our products profitably.

Health Care Insurers May Not Reimburse Us For The Use of Our Products
---------------------------------------------------------------------

Governmental health authorities, private health insurers and other organizations may not approve the cost for the use of our device as an authorized medical expenditure under their programs, which would severely restrict the marketability of our device.

We Expect to Encounter Difficulty in Hiring Required Personnel and The Loss of any Key Personnel Could Adversely Affect our Operations
-------------------------------------------------------------------

As a small medical technology company, we are heavily dependent upon the talents of key personnel. Since we only recently have started to recommence our operations, we have not yet hired all of the required personnel we will need. Competition for qualified personnel in the biotechnology industries is intense and we do not know if we will be successful in our recruitment efforts. If we are unable to attract, and then retain, qualified personnel, our operations will be significantly adversely affected.

Our Limited Marketing and Sales Experience and Capability Could
Impact Our Ability to Successfully Sell Our Current Products
------------------------------------------------------------

We currently do not have a marketing or sales organization to market the Biofield Diagnostic System. If we are unable to build and then maintain a marketing organization and a sales force, either directly or through third parties, our financial condition and operating results could be significantly adversely affected.

Our Results of Operations May Suffer if Foreign Trade
is Restricted or Foreign Regulations are Modified
-------------------------------------------------

We intend to commence commercial sales of the Biofield Diagnostic System outside of the United States before we commence this activity in the United States, where sales cannot occur unless and until we receive pre-market approval from the FDA. Thus, until the time, if at all, as we receive approval from the FDA to market the Biofield Diagnostic System in the United States, our revenues, if any, will be derived from international sales. A significant portion of our revenues, therefore, may be subject to the risks associated with international sales, including foreign regulatory requirements, economic or political instability, shipping delays, fluctuations in foreign currency exchange rates and various trade restrictions, all of which could have a significant impact on our ability to deliver products on a competitive and timely basis and our ability to achieve profitable operations. Future impositions of, or significant increases in the level of, customs duties, export quotas or other trade restrictions could have a significant adverse effect on our business.

We Face Substantial Competition in the Medical Technology
Field and May Not Be Able to Successfully Compete
-------------------------------------------------

The medical technology industry is highly competitive, particularly in the area of cancer screening and diagnostic products. We are likely to encounter significant competition with respect to our Biofield Diagnostic System, as well as any other products we may develop. A number of companies are engaged in the same field as us, and many of these companies have significantly greater financial, technical and marketing resources than us. In addition, many of these companies may have more established positions in the industry and may be better equipped than us to develop, refine and market their products. Our inability to successfully compete in the industry would have a significant adverse effect on our business.

Our Products May Be Rendered Obsolete By Rapid Technological Changes
--------------------------------------------------------------------

Methods for the detection of cancer are subject to rapid technological innovation and we cannot assure you that technological changes will not render our Biofield Diagnostic System, as well as any other proposed product, obsolete. Likewise, we cannot assure you that the development of new types of diagnostic medical equipment or technology will not have a significant adverse effect on the marketability of the Biofield Diagnostic System or any other products developed by us. Commercial availability of these products could render our products obsolete, which would have a significant adverse effect on our business.

Product Liability Claims in Excess of the Amount of Our
Insurance Could Significantly Affect Our Financial Condition
------------------------------------------------------------

Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing and marketing of cancer detection products. Significant litigation, none of which has involved us, has occurred in the past based on allegations of false negative diagnoses of cancer. While the Biofield Diagnostic System does not purport to diagnose any patient, we cannot assure you that we will not be subjected to future claims and potential liability. We cannot assure you that claims against us arising with respect to our products will be successfully defended or that the insurance then carried by us will be sufficient to cover liabilities arising from these claims. A successful claim against us in excess of our insurance coverage would, in most instances, deplete our assets and have a significant adverse effect on our business. Furthermore, we cannot assure that we will be able to obtain or maintain liability insurance on acceptable terms at all times.

Our Contract Manufacturers Use Potentially Hazardous
Materials, the Replacement of Which Could Affect Our Costs
----------------------------------------------------------

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

If We Are Unable to Protect Our Intellectual Property
Rights, We Could Lose Our Competitive Advantage
-----------------------------------------------

Our commercial success will be dependent upon proprietary rights that we own or license. We cannot assure you that any of our pending patents will be issued or that any of our issued patents will not be validated or that our patents will provide us protection that has commercial significance. Litigation may be necessary to protect our patent positions, which could be costly and time consuming. If any of our key patents that we own or license is invalidated, our business may be significantly adversely affected. In addition, other companies may have trade secrets or may independently develop know-how or obtain access to our trade secrets, know-how or proprietary technology, which could significantly and adversely affect our business.

We Do Not Have the Financial Resources to Enforce
and Defend All of Our Intellectual Property Rights
--------------------------------------------------

The actions, which we may take to protect our intellectual property, may not be adequate to deter misappropriation of this property. We currently do not have adequate financial resources required to enforce, through litigation, all of our intellectual property rights. In addition, litigation could result in a substantial diversion of managerial time and resources, which could adversely affect our business.

Our Products May Infringe Third Party Intellectual Property Rights
------------------------------------------------------------------

Other companies may have filed applications for, or have been issued patents and obtained other proprietary rights to technology that may be potentially useful to us. Since we do not have the resources to maintain a staff whose primary function is to investigate the level of protection afforded to third parties on devices and components which we use in our products, it is possible that a third party could successfully claim that our products infringe on their intellectual property rights. If this were to occur, we may be subject to substantial damages, and we may not be able to obtain appropriate licenses at a cost we could afford and we may not have the ability to timely redesign our products. If we are required to pay material damages or are unable to obtain these rights or are unable to successfully redesign our products at a reasonable cost, our business could be significantly adversely affected.

Our Stock Price Has Been Volatile
---------------------------------

The price of our common stock has fluctuated substantially since our initial public offering in 1996. The market price for our common stock, like that of the common stock of many other medical device companies, is likely to continue to be highly volatile.

Our Principal Stockholder Can Control Most
Matters Requiring Approval by Our Stockholders
----------------------------------------------

Dr. David Long, our Chairman and Chief Executive Officer, and his son, Raymond, and their respective affiliated entities, beneficially own an aggregate of 14,896,826 shares of our common stock, or 59% of our outstanding shares. As a result, Dr. David Long has the ability to determine the election of our directors, direct our policies and control the outcome of substantially all matters that are subject to the vote of our stockholders. This concentration of ownership, among other things, also may increase our difficulty in raising necessary financing.

If We Issue Any of Our Available Preferred Stock,
Our Stockholders Could Be Adversely Impacted
--------------------------------------------

In addition to our authorized shares of common stock, we are authorized to issue 12,300,000 shares of preferred stock. Our Board of Directors may, at any time, determine to issue shares of preferred stock in connection with our future financing needs. The rights of these shares of preferred stock will be superior to those of our common stock and may adversely affect the rights of the holders of our common stock.

Our Stockholders Could Be Adversely Affected
by the Anti-Takeover Effects of Delaware Law
--------------------------------------------

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

We Do Not Expect That We Will Pay Dividends
-------------------------------------------

We have never declared or paid any cash dividends on our capital stock and do not intend to pay any cash dividends in the foreseeable future.

Resales of Restricted Shares Held By Our Current Directors and
Executive Officers May Lower the Market Price of Our Common Stock
-----------------------------------------------------------------

At February 28, 2002, 25,223,478 shares of our common stock were outstanding, of which approximately 7.75 million shares were freely tradable by the holders of these shares without limitations under the Securities Act of 1933. Substantially all of the remaining shares of our outstanding common stock were held by our current executive officers and directors and their affiliated entities, who are generally subject to the volume and other limitations of Rule 144 promulgated under the Securities Act of 1933. These persons, after they have held their shares for a period of one year, are eligible to sell their shares pursuant to the volume and other limitations of Rule 144. Three months after these persons are no longer deemed to be our affiliates, and provided that they have held their shares for more than one year, they will be able to sell their shares without restriction under Rule 144. Sales of substantial amounts of our restricted shares of common stock in the public market, or the perception that these sales could occur, could adversely affect the trading price of our common stock and could impair our ability to raise funding through an offering of our equity securities.

Future Issuances of Our Securities May Be Dilutive to Our Stockholders
----------------------------------------------------------------------

We will need additional capital to fund our future operations through public or private financings or collaborative licensing or other arrangements with corporate partners. If additional funds are raised by issuing equity securities, dilution to our existing stockholders will occur. As of February 28, 2002, options to purchase a total of 1,138,531 shares of our common stock were outstanding with a weighted average exercise price of $1.86 per share, 783,531 of which were then exercisable. In addition, 1,018,529 shares of our common stock were available for future option grants under our stock option plans. To the extent that any of the foregoing options are exercised, the interests of our stockholders would be diluted.

Special Note Regarding Forward-looking Statements
-------------------------------------------------

We have made statements in this Annual Report on Form 10-KSB that are "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Sometimes these statements contain words like 'may,' 'believe,' 'expect,' 'continue,' 'intend,' 'anticipate' or other similar words. These statements could involve known and unknown risks, uncertainties and other factors that might significantly alter the actual results suggested by the statements. In other words, our performance might be quite different from what the forward-looking statements imply. The following factors, as well as those discussed above in Item 1 - "Description of Business", could cause our performance to differ from the implied results:

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

We intend to move our operations to 2737 Via Orange Way, Spring Valley, California and to occupy approximately 5,000 square feet of furnished and laboratory equipped space being subleased under the same terms and conditions as the original lease from Abel Laboratories, Inc., an affiliate of Dr. David Long, our Chairman and Chief Executive Officer. The space currently is leased by Abel at an annual cost of $54,328 with an automatic annual adjustment based upon any increase that may occur in the Consumer Price Index under a lease expiring April 1, 2004. We believe that the terms and conditions of this sublease are no less favorable to us than those that would be available from an unaffiliated third party. We estimate the cost of such move, including moving expenses and relocation costs of employees, to be approximately $300,000. Although we have begun to move records relating to research and development used by our Chief Executive Officer who operates principally from California, the Company's administrative and Regulatory and Quality Assurance functions are still carried out in, and our full-time employees are still located at, our Alpharetta office. The timing of our moving these functions, and our employees, to California will depend on the achievement of certain operational and regulatory milestones.

Item 3.  Legal Proceedings

We are not a party to any pending legal proceeding which is not routine litigation incidental to our business or which involves a claim for damages exceeding 10% of our current assets, nor are we aware of any proceeding that a governmental authority is contemplating.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our securities holders during the fiscal quarter ended December 31, 2001.


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

The following table sets forth the high and low per share sales prices for our common stock as reported by The Nasdaq Stock Market, Inc. InfoQuote service furnished by Financial Insight Systems, Inc. for the periods indicated.

Year ended December 31, 2000
----------------------------

First Quarter                                          $ 2.2500        $ 0.1250
Second Quarter                                           1.0312          0.3438
Third Quarter                                            1.3500          0.3000
Fourth Quarter                                           1.0200          0.3400

Year ended December 31, 2001
----------------------------

First Quarter                                            0.8400          0.2800
Second Quarter                                           0.4500          0.2600
Third Quarter                                            0.7500          0.3000
Fourth Quarter                                           0.9000          0.3700

Year ending December 31, 2002 (through February 28)
---------------------------------------------------

First Quarter (through February 28)                      0.6900          0.3300

On February 28, 2002, the closing sale price for our common stock was $0.37, as reported by The Nasdaq Stock Market, Inc. InfoQuote service furnished by Financial Insight Systems, Inc. As of December 31, 2001, there were approximately 139 holders of record of our common stock, including Cede & Co., who held an aggregate of 5,036,411 shares for an undisclosed number of beneficial holders.

We have not declared or paid any dividends since our inception, and do not intend to pay any cash dividends in the foreseeable future. We currently anticipate that we will retain all earnings, if any, for use in the operation and expansion of our business.

Since December 31, 2000, we have not sold any of our securities without registration under the Securities Act of 1933, although we have made option grants under our 1996 Stock Option Plan, an option grant under our 1992 Employee Stock Incentive Plan and an option grant to David Long, as described in Item 10. "Executive Compensation".

Item 6.  Management's Discussion and Analysis or Plan of Operations

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this document.

Overview

As a development stage company, we have incurred net losses since inception through December 31, 2001 of approximately $61 million. We will continue to incur losses for at least the next several years. In the short term, the majority of our financial resources, after payment of necessary operating expenses, will be utilized in an effort to obtain FDA approval for the Biofield Diagnostic System, to conduct additional clinical trials, for continuing research and development activities and for marketing and administration expenses associated with the anticipated commercialization of the Biofield Diagnostic System. To date, we have not generated material revenues from the commercialization of any products.

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

In December 1999, we sold an aggregate of 14 million shares of our common stock for $700,000 to Dr. David Long, his son, Raymond, and their affiliated entities. Simultaneously with the sale, our then Board of Directors appointed Dr. Long as a director, whereupon the other directors and all of our then executive officers resigned. Thereafter, Dr. Long took action to reconstitute our Board of Directors and Dr. Long was appointed our Chairman and Chief Executive Officer. In early 2000, as an initial step in the process of recommencing our operations, we sold an additional 440,000 shares of our common stock to our then non-affiliated directors and executive officers for an aggregate of $22,000. In addition, on December 15, 2000, we sold an aggregate of 3 million shares of our common stock, in a private placement, for $1,500,000.

In 2001, besides continuing the efforts necessary for us to commence to seek FDA approval, we commenced activities to market the Biofield Diagnostic System overseas, based upon our CE mark Certification and certification to ISO - 9001. In June 2001, we appointed Steven Preiss as our Vice President of Regulatory and Clinical Affairs and Quality Assurance. In August 2001, we hired Arthur C. Hilmer as Vice President Sales and, in September 2001, Nancy Patterson was recruited as Vice President Worldwide Sales & Marketing to strengthen our marketing efforts. In October 2001, we entered into a $364,000 contract with a manufacturer of medical devices to redesign the Biofield Diagnostic System, mainly to replace obsolete parts, incorporate new technology and make other changes to reduce manufacturing costs.

Results of Operations

Comparison of the Year Ended December 31, 2001
with the Year Ended December 31, 2000
-------------------------------------

Research and development expenses include the costs of engineering, manufacturing and clinical trials and related activities conducted in connection with obtaining required governmental and regulatory approvals for the Biofield Diagnostic System, as well as expenses related to the enhancement of the Biofield Diagnostic System to enable it to meet the technical and functional requirements for economic viability. During the later part of 1999, we had temporarily eliminated our research and development efforts and related infrastructure due to the then severe reduction in our available financial resources, which efforts did not recommence until the last quarter of 2000. Research and development expenses increased by $162,946 or 271%, to $223,172 in 2001 from $60,226 in 2000, primarily because no research and development expenditure was incurred during the first nine months of 2000. Research and development expenses in 2001 also include $65,164 spent towards redesign of the Biofield Diagnostic System.

Selling, general and administrative expenses increased by $586,438 or 40%, to $2,036,356 in 2001 from $1,449,918 in 2000. The increase was largely attributable to costs incurred to renew our efforts to build the infrastructure for anticipated commencement of operations and to fulfill requirements in connection with the re-registration of our common stock with the SEC and to an increase in the inventory obsolescence reserve of $179,916. During 2001, four new officers were hired in anticipation of increased activity.

Net interest income decreased by $5,664 or 84% to net interest income of $1,071 in 2001 from net interest income of $6,735 in 2000, due to the depletion of our available cash and subsequent borrowing against a line of credit to fund operations in 2001.

Royalty income increased by $11,202 or 131% to $19,770 in 2001 compared to $8,568 in 2000. In 2000, we entered into a license agreement, which generated royalties only in the last quarter of the year, while in 2001 we received royalties for the entire year.

As a result of the foregoing, we incurred a net loss of $2,238,687, or $0.09 per share, in 2001, compared to a net loss of $1,522,223, or $0.07 per share, in 2000.

Comparison of the Year Ended December 31, 2000
with the Year Ended December 31, 1999
-------------------------------------

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

In 2000, we also wrote off most of our obsolete fixed assets and incurred a net loss of $39,812. In 1999 no loss or gain arose from disposal or write-off of fixed assets.

As a result of the foregoing, we incurred a net loss of $1,522,223, or $0.07 per share, in 2000, compared to a net loss of $1,253,696, or $0.16 per share, in 1999.

Liquidity and Capital Resources
-------------------------------

We have financed our operations since inception almost entirely by the issuance of equity securities, interest income on the then unutilized proceeds from these issuances, and since June 2000 with short-term bank borrowing the repayment of which has been guaranteed by Dr. David Long, our Chairman and Chief Executive Officer, and certain of his affiliates.


At December 31, 2001, our total short-term liabilities were more than total current assets by $695,858, as compared to working capital of $1,384,004 at December 31, 2000, a decrease of $2,079,862. Our unrestricted cash and cash equivalents were $25,121 at December 31, 2001, as compared to $1,339,273 at December 31, 2000. In addition, at December 31, 2001 and December 31, 2000, we had $86,432 of restricted cash, which was being held by a third party escrow agent, pursuant to an agreement between us and a former director and chief executive officer, which funds had been deposited for the payment of continued director and officer liability insurance covering our former directors and executive officers. The escrowed funds were released to us in February 2002 after obtaining the prescribed insurance coverage through March 17, 2003. At December 31, 2001, we had $540,275 of inventory, as compared to $692,752 at December 31, 2000, of which approximately $496,000 (net of a valuation reserve of approximately $180,000) was finished goods, as compared to approximately $655,000 at December 31, 2000, consisting of units of the Biofield Diagnostic System and sensors. All of these units are believed to be currently saleable at prices in excess of their carrying cost.

During 2001, our operating activities utilized $1,761,521 of net cash, primarily to fund operations, our investing activities utilized $17,350 of net cash, primarily to continue processing our patent applications, and our financing activities provided $464,000 of net cash representing our net borrowing under a bank line of credit. During 2000, our operating activities utilized $1,128,946 of net cash, our investing activities utilized $38,054 of net cash to acquire equipment and for patent applications, and our financing activities provided $1,525,000 of net cash from the private placement of our securities, before utilization of $286,000 to pay off bank borrowings.

In November 1998, we discontinued most of our operations due to lack of adequate financial resources and substantially all of our activities ceased. On December 28, 1999, in connection with the receipt of $700,000 of funding and as a condition of this funding, all of our previously elected directors and executive officers resigned and their employment obligations were settled. A new Board of Directors subsequently took office, elected executive officers and took actions to recommence our operations.

In June 2000, we obtained a $500,000 line of credit from a bank (the Bank), repayment of which has been personally guaranteed by Dr. David Long, our Chairman and Chief Executive Officer and certain of his affiliates and secured by their collateral (the Line). On December 15, 2000, we sold an aggregate of 3 million shares of our common stock for $1,500,000, the proceeds of which were used for operating activities and for the repayment of $286,000 of then existing drawdowns under the Line.

In August 2001, we again began to draw against the Line, mainly to pay for operating activities. In November 2001, the Line was increased from $500,000 to $750,000 and, in January 2002 was further increased to $1,000,000. As of February 28, 2002, we had drawn $970,000 under the Line.

In March 2002, Dr. Long issued his written commitment to us to provide all of our financing needs to enable us to meet our operating and capital requirements through the end of 2002. At such time, our 2002 budget reflected that we projected approximately $3.1 million of expenses and the attainment of approximately $1.47 million in revenues. Since our inception in 1987 through December 31, 2001, we had attained revenues aggregating only $22,582 and we cannot assure that our revenue goal will be met in 2002, if at all. Likewise, we cannot assure you that our 2002 budget will not be modified if we are not successful in attaining our projected revenue goal. It is anticipated that the financial support that Dr. Long will provide may be in the form of loans (which may or may not be interest bearing), capital contributions or in the nature of assisting in having the Bank further increase the Line, by extension of Dr. Long's guarantee to the Bank, secured by assets of Dr. Long and certain of his affiliates, although no such arrangements have yet been made.

During 2002, we intend to seek additional funding of at least $1,500,000 through a private placement of our securities. Although we have had preliminary discussions with the management company associated with an institutional holder of our shares of common stock to assist us in such placement, we cannot assure you that any such placement will be successful or whether such additional funding will be timely received, if at all. Until consummation of such placement, we anticipate that we will continue to attempt to defer payment of all of our obligations which are capable of being deferred, which actions may materially affect some of our vendor relationships.

In the event that we are successful in obtaining third-party funding, we do not expect to generate a positive cash flow from our operations for at least several years, if at all, due to anticipated expenditures for research and development activities, administrative and marketing activities, and working capital requirements and expect to raise such further capital through one or more further private placements after 2002.

During 2002, we anticipate expending significant amounts on our research and development activities, primarily in data extraction and interpretation and in development activities relating to an enhanced version of the Biofield Diagnostic System. Our payroll cost has recently increased due to our hiring of several executive personnel.

As of February 28, 2002, we did not have any material commitments for capital expenditures; although in October 2001 we entered into a $364,000 contract to redesign the Biofield Diagnostic System over an estimated twelve-month period. As of December 31, 2001, we had paid $65,164 under this contract.

At December 31, 2001, we estimated that we had available net operating loss carry forwards of approximately $58 million for Federal and state purposes, which expire in years 2002 through 2021. However, substantially all of these carry forwards are not expected to be utilizable to reduce future taxable income, if any, as a result of limitations imposed by Section 382 of the Internal Revenue Code under the Tax Reform Act of 1986, due to ownership changes which occurred in 1992, 1995, 1997 and 1999.

Certain Critical Accounting Policies
------------------------------------

Impairment of long-lived assets
-------------------------------

At December 31, 2001, we had $349,250 of capitalized patent costs. In assessing the recoverability of our patents, we have made assumptions regarding estimated future cash flows and other factors relating to the use of our patents to determine the fair value of the respective assets. If our estimates or their related assumptions change in the future, we may be required to record additional charges for theses assets not previously recorded. For the year ended December 31, 2001, we have written off approximately $30,000 related to patents, which we do not believe will be recoverable during their estimated economic life. Subsequent impairment losses, if any, will be reflected in operating income in our statement of operations.

Valuation of deferred tax assets
--------------------------------

In assessing the realizability of deferred tax assets, we have considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At December 31, 2001 and 2000, we have made full provision for our deferred tax assets due to our continued operating losses and inability to assess the likelihood of generating sufficient future taxable income to realize such benefits. Substantially all of our operating losses are subject to limitation and may expire unutilized.

Inventory valuation reserves
----------------------------

We provide for inventory obsolescence based upon assumptions about future demand, market conditions and anticipated timing of the release of next generation products. If actual market conditions or future demand are less favorable than those projected by management, or if next generation products are released earlier than anticipated, additional inventory write-downs may be required.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and it establishes specific criteria for the use of hedge accounting. We adopted SFAS 133 on January 1, 2001, which had no material effect on our consolidated results of operations, financial position, cash flows or stockholders" equity.

On June 29, 2001, SFAS No. 141, "Business Combinations" was approved by the FASB. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. SFAS No. 141 was required to be implemented by July 1, 2001. There was no material effect on our consolidated financial position or results of operations upon adoption of SFAS No. 141.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. We are required to implement SFAS No. 142 on January 1, 2002 and expect that such implementation will not have a material effect on our consolidated financial position or results of operations.

On August 1, 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was approved by the FASB. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 142 is required to be adopted on January 1, 2002 and we do not expect any material effect on our consolidated financial position or results of operations as a result thereof.

Item 7.  Financial Statements


Index to Financial Statements
-----------------------------

                                                                            Page
                                                                            ----

Independent Auditors' Report.................................................F-1

Consolidated Balance Sheets..................................................F-2

Consolidated Statements of Operations........................................F-3

Consolidated Statements of Stockholders' Equity (Deficit)....................F-4

Consolidated Statements of Cash Flows........................................F-7

Notes to Consolidated Financial Statements...................................F-9

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Biofield Corp.

We have audited the accompanying consolidated balance sheets of Biofield Corp. (a development stage company) (the "Company") as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001 and for the period October 16, 1987 (date of inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 and for the period October 16, 1987 (date of inception) through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the Consolidated Financial Statements, the Company is in the development stage as of December 31, 2001.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 22, 2002

BIOFIELD CORP.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------

                                                                 December 31,
                                                         ----------------------------
ASSETS                                                        2001            2000

CURRENT ASSETS:
  Cash and cash equivalents                                    25,121       1,339,273
  Restricted cash                                              86,432          84,717
  Short-term investments                                           --             719
  Inventories                                                 540,275         692,752
  Other current assets                                        156,134          34,599
                                                         ------------    ------------
      Total current assets                                    807,962       2,152,060

PROPERTY AND EQUIPMENT - Net                                   20,320          21,577
OTHER ASSETS                                                   22,753          22,753
PATENT AND PATENT APPLICATION - Net                           349,250         406,818
                                                         ------------    ------------
TOTAL                                                    $  1,200,285    $  2,603,208
                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFECIT)

CURRENT LIABILITIES:
  Accounts payable                                            558,790         349,211
  Line of credit borrowings                                   750,000         286,000
  Due to affiliate                                             61,371          56,845
  Accrued expenses                                            133,659          76,000
                                                         ------------    ------------
      Total current liabilities                             1,503,820         768,056

COMMITMENT AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFECIT):
  Preferred Stock, $.001 par value; authorized
    12,300,000 undesignated shares (Note 10);
    no shares issued or outstanding
  Common Stock, $.001 par value; authorized 40,000,000
    shares; issued 27,529,609 shares                           27,530          27,530
  Treasury stock - 2,306,131 shares                            (3,100)         (3,100)
  Additional paid-in capital                               60,861,167      60,761,167
  Accumulated deficit during development stage            (61,189,132)    (58,950,445)
                                                         ------------    ------------
    Total stockholders' equity (defecit)                     (303,535)      1,835,152
                                                         ------------    ------------
TOTAL                                                    $  1,200,285    $  2,603,208
                                                         ============    ============

See notes to consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------
                                                                                                 October 16, 1987
                                                                Year Ended                         (Inception) to
                                                               December 31,                     December 31, 2001
                                            ---------------------------------------------------------------------
                                                2001               2000               1999

REVENUE                                                              22,582                                22,582
COST OF SALES                                         --             10,162                 --             10,162
                                            ------------       ------------       ------------       ------------
GROSS PROFIT                                          --             12,420                 --             12,420

OPERATING EXPENSES:
  Research and development                       223,172             60,226            292,900         40,056,772
  Selling, general, and administrative         2,036,356          1,449,918          1,097,601         23,172,267
  (Gain) loss on disposal of fixed assets             --             39,812           (109,696)            (8,084)
                                            ------------       ------------       ------------       ------------
     Total operating expenses                  2,259,528          1,549,956          1,280,805         63,220,955


OTHER INCOME (EXPENSE):
  Interest income                                 14,793              9,584             28,882          2,476,723
  Interest expense                               (13,722)            (2,849)            (1,773)          (465,909)
  Royalty income                                  19,770              8,568                 --             28,338
                                            ------------       ------------       ------------       ------------
     Net other income                             20,841             15,303             27,109          2,039,152
                                            ------------       ------------       ------------       ------------
LOSS BEFORE INCOME TAXES                      (2,238,687)        (1,522,233)        (1,253,696)       (61,169,383)
PROVISION FOR INCOME TAXES                            --                 --                 --            (19,749)
                                            ------------       ------------       ------------       ------------
NET LOSS                                    $ (2,238,687)      $ (1,522,233)      $ (1,253,696)      $(61,189,132)
                                            ============       ============       ============       ============

NET LOSS PER SHARE:

     Basic and Diluted                      $      (0.09)      $      (0.07)      $      (0.16)
                                            ============       ============       ============

WEIGHTED-AVERAGE SHARES

     Basic and Diluted                        25,223,478         22,168,589          7,783,478
                                            ============       ============       ============

See notes to consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
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

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
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

                                                                                                                        (Continued)

BIOFIELD CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                            Series A           Series B          Series C
                                                        Preferred Stock    Preferred Stock    Preferred Stock      Common Stock
                                                       ------------------- ----------------- ----------------- --------------------
                                                        Shares    Amount    Shares  Amount    Shares   Amount    Shares  Amount
BALANCE AT MARCH 31, 1994                               2,342,118   2,342         -      -           -       -   1,565,563   1,565
  (brought forward)
Sale of Series B Preferred Stock
  ($4.04 per share, net)                                                    481,644    482
Issuance of Common Stock warrants
Amortization of deferred compensation
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 1994                            2,342,118   2,342   481,644    482           -       -   1,565,563   1,565
Sale of Series C Preferred Stock
  ($4.11 per share, net)                                                                     2,914,771   2,915
Issuance of Common Stock warrants
Amortization of deferred compensation
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 1995                            2,342,118   2,342   481,644    482   2,914,771   2,915   1,565,563   1,565
Sale of Common Stock  ($9.91 per share, net)                                                                     1,819,000   1,819
Conversion of Series A, Series B, and Series C
  Preferred Stock to Common Stock                      (2,342,118) (2,342) (481,644)  (482) (2,914,771) (2,915)  3,046,474   3,047
Exercise of Common Stock warrants                                                                                    2,058       2
Amortization of deferred compensation
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 1996                                    -       -         -      -           -       -   6,433,095   6,433
Sale of Common Stock ($2.92 per share, net)                                                                      2,867,670   2,868
Warrants exchanged for Common Stock                                                                                643,639     644
Exercise of Common Stock options                                                                                    50,674      50
Exercise of Common Stock warrants                                                                                    9,531      10
Issuance of Common Stock for consulting                                                                             25,000      25
  services ($4.00 per share, net)
Amortization of deferred compensation
Net loss
Foreign currency translation adjustment
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 1997                                    -       -         -      -           -       -  10,029,609  10,030
Repurchase of Common Stock                                                                                      (2,246,131)
Net loss
Foreign currency translation adjustment
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 1998                                    -       -         -      -           -       -   7,783,478  10,030
Sale of Common Stock ($.05 per share, net)                                                                      14,000,000  14,000
Net loss
Foreign currency translation adjustment
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 1999                                    -       -         -      -           -       -  21,783,478  24,030
Issuance of right to purchase Common Stock
  in lieu of compensation ($0.45 per share)
Sale of common stock ($0.05 per share)                                                                             500,000     500
Sale of common stock ($0.50 per share)                                                                           3,000,000   3,000
Repurchase of common stock                                                                                         (60,000)
Net loss
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Foreign currency translation adjustment
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 2000                                    -       -         -      -           -       -  25,223,478 $27,530
                                                       ==========  ======  ========  =====  ==========  ======  ========== =======

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                  Deficit
                                                                                Accumulated   Foreign
                                                        Additional                 During     Currency                  Total
                                                         Paid-In     Treasury   Development  Translation            Comprehensive
                                                         Capital       Stock       Stage      Adjustment    Total        Loss
                                                       ------------ ---------- ------------- ----------- ---------- -------------
BALANCE AT MARCH 31, 1994                                17,243,080         -   (11,633,618)         -    5,613,369
  (brought forward)
Sale of Series B Preferred Stock
  ($4.04 per share, net)                                  1,947,149                                       1,947,631
Issuance of Common Stock warrants                                 6                                               6
Amortization of deferred compensation                        14,859                                          14,859
Net loss                                                                         (4,959,312)             (4,959,312)
Total comprehensive income (loss)                                                                                    $ (4,959,312)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1994                             19,205,094         -   (16,592,930)         -    2,616,553
Sale of Series C Preferred Stock
  ($4.11 per share, net)                                 11,977,856                                      11,980,771
Issuance of Common Stock warrants                               161                                             161
Amortization of deferred compensation                       195,874                                         195,874
Net loss                                                                         (8,739,858)             (8,739,858)
Total comprehensive income (loss)                                                                                    $ (8,739,858)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1995                             31,378,985         -   (25,332,788)         -    6,053,501
Sale of Common Stock  ($9.91 per share, net)             18,026,419                                      18,028,238
Conversion of Series A, Series B, and Series C
  Preferred Stock to Common Stock                             2,692
Exercise of Common Stock warrants                            20,145                                          20,147
Amortization of deferred compensation                        26,093                                          26,093
Net loss                                                                        (10,036,090)            (10,036,090)
Total comprehensive income (loss)                                                                                    $(10,036,090)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1996                             49,454,334         -   (35,368,878)         -   14,091,889
Sale of Common Stock ($2.92 per share, net)               8,377,583                                       8,380,451
Warrants exchanged for Common Stock                            (644)
Exercise of Common Stock options                            168,541                                         168,591
Exercise of Common Stock warrants                            93,299                                          93,309
Issuance of Common Stock for consulting                      99,975                                         100,000
  services ($4.00 per share, net)                            62,579                                          62,579
Amortization of deferred compensation
Net loss                                                                        (10,151,041)            (10,151,041)
Foreign currency translation adjustment                                                       $  1,333        1,333
Total comprehensive income (loss)                                                                                    $(10,149,708)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1997                             58,255,667         -   (45,519,919)     1,333   12,747,111
Repurchase of Common Stock                                               (100)                                 (100)
Net loss                                                                        (10,654,597)            (10,654,597)
Foreign currency translation adjustment                                                         55,891       55,891
Total comprehensive income (loss)                                                                                    $(10,598,706)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1998                             58,255,667      (100)  (56,174,516)    57,224    2,148,305
Sale of Common Stock ($.05 per share, net)                  686,000                                         700,000
Net loss                                                                         (1,253,696)             (1,253,696)
Foreign currency translation adjustment                                                        (43,020)     (43,020)
Total comprehensive income (loss)                                                                                    $ (1,296,716)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1999                             58,941,667      (100)  (57,428,212)    14,204    1,551,589
Issuance of right to purchase Common Stock
  in lieu of compensation ($0.45 per share)                 198,000                                         198,000
Sale of common stock ($0.05 per share)                       24,500                                          25,000
Sale of common stock ($0.50 per share)                    1,497,000                                       1,500,000
Repurchase of common stock                                             (3,000)                               (3,000)
Net loss                                                                         (1,522,233)             (1,522,233)
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Foreign currency translation adjustment                                                        (14,204)     (14,204)
Total comprehensive income (loss)                                                                                    $ (1,522,233)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2000                           $ 60,761,167   $(3,100) $(58,950,445)  $     --  $ 1,835,152
                                                       ============   =======  ============   ========  ===========
                                                                                                                       (Concluded)

See notes to consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                            Series A           Series B          Series C
                                                        Preferred Stock    Preferred Stock    Preferred Stock      Common Stock
                                                       ------------------- ----------------- ----------------- --------------------
                                                        Shares    Amount    Shares  Amount    Shares   Amount    Shares  Amount
BALANCE AT DECEMBER 31, 2000                                   --      --        --     --          --      --  27,529,609 $27,530
  (brought forward)
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 2001                                    -       -         -      -           -       -  27,529,609 $27,530
                                                       ==========  ======  ========  =====  ==========  ======  ========== =======


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                  Deficit
                                                                                Accumulated   Foreign
                                                        Additional                 During     Currency                  Total
                                                         Paid-In     Treasury   Development  Translation            Comprehensive
                                                         Capital       Stock       Stage      Adjustment    Total        Loss
                                                       ------------ ---------- ------------- ----------- ---------- -------------
BALANCE AT DECEMBER 31, 2000                           $ 60,761,167    (3,100) $(58,950,445)        --  $ 1,835,152
(brought forward)
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Net loss                                                                         (2,238,687)             (2,238,687)
Total comprehensive income (loss)                                                                                    $ (2,238,687)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2001                           $ 60,861,167   $(3,100) $(61,189,132)  $     --  $  (303,535
                                                       ============   =======  ============   ========  ===========

                                                                                                                      (Concluded)

BIOFIELD CORP.

(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                  October 16, 1987
                                                                                                                   (Inception) to
                                                                                    December 31,                  December 31, 2001
                                                                    ---------------------------------------------------------------
                                                                         2001            2000            1999

OPERATING ACTIVITIES
  Net loss                                                          $  (2,238,687)  $ (1,522,233)   $ (1,253,696)      $(61,189,132)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                          46,308         22,887          99,467          2,577,016
    Amortization of premiums (discount) on short-term investments                                                           156,692
    Loss on disposal of property and equipment                                            39,812          49,777            194,102
    Loss on license and settlement agreement                                                                                 49,026
    Loss on abandonment of patent applications                             29,867                        248,006            277,873
    Vendor settlements                                                                                   (77,257)           (77,257)
    Noncash compensation                                                  100,000        298,000                          3,108,451
    Gain from disposal of fixed assets                                                                  (159,473)          (159,473)
    Interest paid by issue of shares in Common Stock                                                                        297,148
    Changes in assets and liabilities:
      Inventories                                                         152,477          5,069                           (540,275)
      Other current assets                                               (121,535)        44,727        (115,495)          (156,134)
      Other assets                                                         (1,715)        87,713        (104,597)          (134,582)
      Due to affiliate                                                      4,526          1,329         (88,404)            61,371
      Accounts payable and accrued expenses                               267,238       (106,250)       (259,122)           648,832
                                                                    -------------   ------------    ------------       ------------
        Net cash used in operating activities                          (1,761,521)    (1,128,946)     (1,660,794)       (54,886,342)
                                                                    -------------   ------------    ------------       ------------

INVESTING ACTIVITIES
  Acquisition of property and equipment                                    (7,458)       (24,439)                        (2,596,726)
  Costs incurred for patents and patent applications                       (9,892)       (13,615)         (5,066)          (782,527)
  Proceeds from sale of property and equipment                                                           291,331            294,748
  Purchases of short-term investments                                                                                   (26,476,638)
  Proceeds from sales and maturities of short-term investments                                                           26,319,946
                                                                    -------------   ------------    ------------       ------------
        Net cash provided by (used in) investing activities               (17,350)       (38,054)        286,265         (3,241,197)
                                                                    -------------   ------------    ------------       ------------

FINANCING ACTIVITIES
  Repayments of capitalized lease obligations                                                                               (82,234)
  Proceeds from issuance of Series A Preferred Stock - net                                                                8,413,490
  Proceeds from issuance of Series B Preferred Stock - net                                                                1,947,631
  Proceeds from issuance of Series C Preferred Stock - net                                                               11,980,771
  Proceeds from issuance of Common Stock and Common Stock
    warrants - net                                                                     1,525,000         700,000         33,023,206
  Proceeds from exercise of Common Stock options and Common
    Stock warrants                                                                                                          282,860
  Proceeds from bank borrowings                                           750,000        286,000                          1,842,000
  Payment on bank borrowings                                             (286,000)                                       (1,092,000)
  Repayment of advances from stockholder                                                                                   (145,000)
  Repurchase of Common Stock held in treasury                                             (3,000)                            (3,100)
  Proceeds from notes payable issued to stockholder and related
    party                                                                                                                 2,096,533
                                                                    -------------   ------------    ------------       ------------
        Net cash provided by financing activities                         464,000      1,808,000         700,000         58,264,157
                                                                    -------------   ------------    ------------       ------------
    NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (1,314,871)       641,000        (674,529)           136,618
    EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                         (14,204)        (43,040)          (111,497)

  CASH AND CASH EQUIVALENTS:
    BEGINNING OF PERIOD                                                 1,339,992        713,196       1,430,765
                                                                    -------------   ------------    ------------       ------------
    END OF PERIOD                                                   $      25,121   $  1,339,992    $    713,196       $     25,121
                                                                    =============   ============    ============       ============

See notes to consolidated financial statements                                                                           (continued)

BIOFIELD CORP.

(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                  October 16, 1987
                                                                                                                   (Inception) to
                                                                                    December 31,                  December 31, 2001
                                                                    ---------------------------------------------------------------
                                                                         2001            2000            1999


SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for interest                          $     10,171    $      2,849    $      1,773       $    462,358
                                                                    ============    ============    ============       ============

SUPPLEMENTAL SCHEDULE FOR NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Acquisition of property and equipment under
    capitalized lease transactions                                                                                     $     82,234
                                                                                                                       ============

  During the fiscal year ended March 31, 1994, the Company issued 222,222 shares of Series A Preferred
    Stock in exchange for an aggregate of $1 million in notes payable to a principal stockholder and a former
    Director:

    Notes payable                                                                                                      $  1,000,000
                                                                                                                       ------------
    Issuance of Series A Preferred Stock                                                                               $  1,000,000
                                                                                                                       ============

  At inception, the Company acquired the rights to a patent and assumed certain liabilities in exchange for 235,294 shares of Common Stock, as follows:

    Fair value of patent acquired                                                                                      $    112,732
    Liabilities assumed                                                                                                     112,432
                                                                                                                       ------------
    Issuance of Common Stock                                                                                           $        300
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
                                                                                                                       ============


See notes to consolidated financial statements                                                                        (Concluded)

BIOFIELD CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.       COMPANY

Biofield Corp. (the "Company") is a development stage company that has developed a system that assists in detecting breast cancer in a non-invasive and objective procedure. The Company's breast cancer diagnostic device, the Biofield Diagnostic System, employs single-use sensors of its own design and a measurement device to detect and analyze changes in cellular electrical charge distributions associated with the development of epithelial cancers, such as breast cancer. Principal activities to date include product development, conducting clinical trials, recruitment of personnel, and raising capital. The Company operates in one segment, the biomedical device market.

In March 1996, the Company completed its initial public offering (the "IPO") of 1,819,000 shares of Common Stock, par value $.001 per share ("Common Stock"), at a purchase price of $11.00 per share, for aggregate proceeds of $18,028,238 (net of related expenses of $1,980,762).

During the first half of 1997, the Company formed a wholly owned Delaware corporation, Biofield International, Inc., which established a branch in Switzerland. The Company closed the Branch in March 1999.

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

In 2001, the Company's major efforts were focused on preparations to obtain FDA approval to market the Company's device in the United States, and to market the device in certain overseas markets.


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

Restricted Cash - Under an agreement with its previous Chairman of the Board, the Company, in 1999, placed $109,000 of cash in escrow for payment of premiums on director and officer insurance for the benefit of its previous directors and officers. The cash was released from escrow in February 2002 when insurance was obtained covering the final period ending March 17, 2003 as per the terms of the agreement.

Inventory - Inventory is valued at the lower of cost (first-in, first-out basis) or market, including provisions for obsolescence.

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

Revenue recognition - The Company recognizes revenue from the sales of the Biofield Diagnostic System and sensors when the title and risk of loss has passed to the customer, if collection is reasonably assured, product pricing is fixed and determinable, and product returns are reasonably estimatable. Royalty revenues are recognized in the period earned.

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

Stock-Based Compensation - The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No.123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 which are included in Note 12.

Research and Development - Research and development costs are charged to operations as incurred.

Basic and Diluted Loss Per Share - The basic loss per share is computed by dividing loss to common stockholders by the weighted average number of shares of Common Stock outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if the Company's dilutive outstanding stock options were exercised. Common equivalent shares are not included in the per share calculations of diluted loss per share where the effect of their inclusion would be antidilutive.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income - The Company's comprehensive income information is included in the consolidated statements of stockholders' equity.

Fair Value of Financial Instruments - The Company's financial instruments include cash and cash equivalents and short-term debt. The carrying value of these items approximated their fair values at December 31, 2001.

New Accounting Pronouncements - On June 29, 2001, the Financial Accounting Standards Board (FASB) approved SFAS No. 141, "Business Combinations". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. SFAS No. 141 was required to be implemented by July 1, 2001. There was no material effect on the consolidated financial position or results of operations upon adoption of SFAS No. 141 on July 1, 2001.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002. Management expects no material effect on the consolidated financial position or results of operations upon adoption of SFAS No. 142.

On August 1, 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was approved by the FASB. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is required to be adopted on January 1, 2002. Management expects no material effect on the consolidated financial position or results of operations upon adoption of SFAS No. 144.


3.       INVENTORIES

Inventories at December 31, 2001 and 2000 consisted of the following:

                                                2001       2000

         Components and supplies              $ 44,679   $ 37,749
         Finished goods                        675,512    655,003
                                              --------   --------
                                               720,191    692,752
         Less: Reserve for potential losses    179,916         --
                                              --------   --------
                                              $540,275   $692,752
                                              ========   ========


4.       PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2001 and 2000 consisted of the following:


                                                                  2001       2000

Furniture and office equipment                                  $ 40,772   $ 33,314
Production equipment, tooling, and clinical testing equipment    467,441    467,441
                                                                --------   --------
                                                                 508,213    500,755
Less accumulated depreciation                                    487,893    479,178
                                                                --------   --------

                                                                $ 20,320   $ 21,577
                                                                ========   ========


Depreciation expense for the years ended December 31, 2001, 2000, 1999, and for the period from inception through December 31, 2001 was $8,715, $5,137, $80,696, and $2,358,092, respectively.


5.       PATENT AND PATENT APPLICATION COSTS

The Company entered into a 15-year agreement dated December 22, 1992 with a consultant and inventor for the assignment of certain rights relating to performance under a laboratory service agreement. The Company paid $100,000 for such assignment and agreed to pay royalties of five percent of the Net Sales Price of Covered Inventions (as defined), if any, subject to a limit of $2,500,000. No royalties have been paid or accrued as of December 31, 2001.

The Company has a patent royalty agreement with a related party and his corporation which would assign all rights to the Company for patented inventions, if any, resulting from performance under a laboratory service agreement (see Note 11). The Company has been issued a United States patent in which the related party is a named co-inventor. No royalties have been paid or accrued as of December 31, 2001.

Accumulated amortization for patents was $142,218 and $117,917 at December 31, 2001 and 2000, respectively. Patent amortization expense for the years ended December 31, 2001, 2000, 1999, and for the period from inception through December 31, 2001 was $37,593, $17,750, $19,041, and $218,926, respectively.

In 2001 and 1999, the Company evaluated its patent application program and related costs and, as a result, has written off previously capitalized costs of approximately $30,000 and $248,000, respectively. The fair value of the impaired patents was determined to be zero as the Company concluded that there was no alternative market for the patents or expected future cash flows related to the impaired patents. The Company believes that the remaining net patent and patent application costs are not impaired.


6.       ACCRUED EXPENSES

Accrued expenses at December 31, 2001 and 2000 consisted of the following:

                                                       2001               2000

Professional fees                                    $105,973           $ 70,000
Other                                                  27,686              6,000
                                                     --------           --------

                                                     $133,659           $ 76,000
                                                     ========           ========


7.       INCOME TAXES

Due to the Company's operating losses, there was no provision for U.S. income taxes for the years ended December 31, 2001, 2000 and 1999.

At December 31, 2001, the Company had Federal net operating loss carryforwards of approximately $57.6 million, which expire in years 2002 through 2021. These losses may be offset against future U.S. taxable income, if any, during the carryforward period. However, substantially all of the net operating loss carryforwards may not be utilizable as a result of the limitations imposed by
Section 382 of the Internal Revenue Code due to ownership changes in 1992, 1995, 1997 and 1999.

The tax effects of temporary differences that give rise to deferred tax assets at December 31, 2001 and 2000 are as follows:

                                                     2001              2000

Deferred tax assets:
  Net operating loss carryforwards               $ 22,341,451      $ 22,244,900
  Research and development credits                    467,114           442,252
  Other                                                 1,087            67,498
                                                 ------------      ------------

Total gross deferred tax assets                    22,809,652        22,754,650

Less valuation allowance                          (22,809,652)      (22,754,650)
                                                 ------------      ------------

Net deferred tax assets                          $         --      $         --
                                                 ============      ============


The valuation allowances are equal to the deferred tax assets because of the uncertainty of the future realization of the assets.


8.       COMMITMENTS AND CONTINGENCIES

Lease Commitments - Total rental expense relating to operating expenses for the years ended December 31, 2001, 2000, 1999 and for the period from inception to December 31, 2001 was $79,859, $28,623, $55,273, and $1,245,800, respectively.

In 1999, the Company canceled or terminated various office leases for office facilities that were being rented for an aggregate of approximately $17,000 per month. Beginning in 1999, the then Chief Executive Officer rented an office under a month-to-month lease for $1,000 per month, totaling $8,750 for the year ended December 31, 1999; the lease terminated in early 2000. Currently, the Company occupies an aggregate of approximately 4,000 square feet near Atlanta, Georgia under month-to-month leases, at an aggregate minimal rental of $24,240 per annum. The Company intends to move its operations to California, and is subleasing approximately 5,000 square feet of furnished and laboratory equipped space in San Diego from Abel Laboratories, Inc., an affiliate of Dr. David Long, the Company's Chairman and principal stockholder under an arrangement pursuant to which the Company is paying Abel for its lease costs without any adjustment. The annual rental of $54,328 paid in 2001 by Abel is annually adjusted for any future increase in the Consumer Price Index. The Abel lease expires on April 1, 2004.

Employee Agreements - The Company has no employment agreements with any of its current employees. Pursuant to an employment agreement with a former officer, the Company is obligated to pay royalties of two percent and one percent, respectively, on two inventions for which such former officer was the inventor or co-inventor through December 31, 2005 or until such royalties reach $8 million, whichever occurs first. As of December 31, 2001, no royalties had been paid or accrued to such former officer.

Vendor Commitments - As part of its ongoing efforts to conserve cash and maintain its business existence, the Company has negotiated agreements and settlements with certain vendors. During the period ended December 31, 1999, certain vendor-payable amounts were settled for an amount approximately $77,000 less than the invoiced amounts and 1999 operating expenses were reduced accordingly. In addition, approximately $101,000 of the current accounts payable balances at December 31, 2001 ($180,000 at December 31, 2000) has been deferred by agreement with vendors until such time, if any, as the Company obtains adequate financial resources.

Line Of Credit - In June 2000, the Company entered into a line of credit arrangement with a commercial bank that allowed the Company to borrow up to $500,000 with interest at the bank's prime rate plus one percent. In November 2001, the borrowing limit was increased to $750,000, and subsequently in January 2002 to $1,000,000. The terms of the arrangement were renewed after a one-year duration with a new maturity date of August 15, 2002. The Company's chairman and principal stockholder has guaranteed the repayment of all borrowings under this credit facility. As of December 31, 2001, the Company has drawn $750,000 under this credit facility.

Redesign Agreement - In October 2001, the Company entered into a $364,000 contract to redesign the Biofield Diagnostic System over an estimated twelve-month period. As of December 31, 2001, the Company had paid $65,164 under this contract.

Distribution Agreement - In December 2001, the Company signed an exclusive three-year distribution agreement to market and sell the Biofield Diagnostic System in southern Africa, exclusivity of distributorship subject to the distributor achieving specified annual sales targets.


9.       ROYALTY AGREEMENT

On October 16, 2000, the Company entered into a non-exclusive license agreement with Cardio Dynamics International Corporation, a manufacturer of disposable electrical bio-impendence devices, to use the Company's interconnect design patent on cables. The initial agreement, which is for three years, expires on December 31, 2003 and is renewable by Cardio Dynamics for an additional two years based on a mutual agreement of minimum royalties. The royalty payment is based upon the number of devices manufactured with minimum annual amounts for the three years. The license agreement can be terminated if minimum royalties of $46,890, and $98,465 are not received in 2002, and 2003, respectively. The Company earned $19,770 in 2001, the minimum royalty payable for that year.


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

In March 1996, the Company completed its IPO of 1,819,000 shares of Common Stock at a purchase price of $11.00 per share for aggregate proceeds of $18,028,238 (net of related expenses of $1,980,762). Upon completion of the IPO: (i) each outstanding share of Series A Preferred Stock automatically was converted into approximately .5729 shares of Common Stock, (ii) each outstanding share of Series B Preferred Stock automatically was converted into approximately .5729 shares of Common Stock, (iii) each outstanding share of Series C Preferred Stock automatically was converted into .4902 shares of Common Stock, (iv) each outstanding warrant to purchase a share of Series C Preferred Stock automatically became exercisable for .4902 shares of Common Stock, and (v) each outstanding warrant to purchase a share of Series D Preferred Stock automatically became exercisable for .4902 shares of Common Stock. The Series C warrants entitled the holder to purchase 78,976 shares, 84,425 shares, and 84,425 shares of Common Stock at an exercise price of $9.18, $12.24, and $9.18 per share, respectively. None of the Series C warrants were exercised prior to their expiration on June 30, 2000.

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

In December 1999, the Company completed a private placement of 14 million shares of Common Stock for aggregate proceeds of $700,000 (see Note 11).

In January 2000, the Board of Directors authorized the sale of 100,000 shares of its Common Stock to each of its two nonaffiliated directors and three of its then principal executive officers, at a price of $0.05 per share, the same price at which shares of Common Stock were sold by the Company in December 1999. The sale to the directors was based on their foregoing any compensation for their services to the Company during the year 2000. The sale to the executive officers was based on their agreement to accept compensation for the year 2000 at the rate of $100,000. The Company has recognized $198,000 of compensation expense related to the issuance of these stock purchase rights. On June 30, 2000, one of the executives resigned and the Company repurchased 60,000 of the shares sold for an amount equal to the purchase price ($0.05 per share).

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

Treasury Stock - In December 1998, the Company purchased 2,246,131 shares of Common Stock for $100. In June 2000, the Company repurchased 60,000 shares from an executive who resigned. All of these shares are held by the Company in its treasury.


11.      RELATED PARTY TRANSACTIONS

In June 1992, the Company entered into a series of agreements with David M. Long, M.D., Ph.D. ("Dr. Long"), then a director of the Company, and Dr. Long's wholly owned corporation, Abel Laboratories, Inc. ("Abel"). One of the agreements (the "Laboratory Agreement") engaged Abel to provide specified preclinical research. Although the Laboratory Agreement expired in December 1993, the parties agreed that any research conducted thereafter by Abel for the Company would be pursuant to substantially the same terms as the Laboratory Agreement and would be approved and invoiced on a case-by-case basis. Abel has conducted preclinical research for the Company since such time, but none during the three years ended December 31, 2001. Amounts owed to Abel at December 31, 2001 and 2000 are recorded as due to affiliate in the accompanying balance sheets.

In connection with the Laboratory Agreement, the Company granted Abel an option to purchase 61,275 shares of Common Stock at $8.16 per share. Following completion of the Company's Series A Preferred Stock private placement in December 1993, the exercise price of the option was reduced to $2.04 per share based on the market capitalization of the Company at such time. These options expire June 1, 2002. During 1995, the Company granted Dr. Long options to acquire 24,510 shares of Common Stock at $10.20 per share exercisable for services to be rendered, as such services are rendered. These options expired unexercised on March 16, 2000.

The Company, in January 1994, entered into a patent royalty agreement with Dr. Long and Abel, which assigns all rights to the Company for any patented inventions resulting from performance under the Laboratory Agreement which inventions are used by the Company. In return, the Company will pay royalties calculated by multiplying specified percentages (ranging from 5% to 20 %) of either future net sales or net license fees, if any, collected from such patented inventions up to a maximum of $2,000,000 per invention. As of December 31, 2001, the Company has been issued a United States patent in which Dr. Long is a named co-inventor. As of such date, the Company had not paid or accrued any royalties to Dr. Long under such agreement.

Dr. Long resigned as a director of the Company in April 1993. In December 1999, Dr. Long and his son, Raymond Long, M.D., and their affiliated entities, purchased 14 million shares of Common Stock from the Company (the "Long Transaction") for an aggregate of $700,000 (see Note 10). Simultaneously, Dr. Long was appointed a director of the Company and the remaining directors of the Company (C. Leonard Gordon, Harvey Horowitz, and D. Carl Long), and the Company's then executive officers resigned. Dr. Long reconstituted the Board of

Directors of the Company; Raymond Long was appointed a director of the Company and Dr. Long was elected Chairman and Chief Executive Officer of the Company by the Board.

In connection with the Long Transaction, D. Carl Long ("Mr. Long") received a payment of $60,000 from the Company in consideration for a release of all obligations owed to him by the Company under his then employment agreement and consulting arrangement, and the Company paid Mr. Long's counsel $7,200 for services rendered to Mr. Long in connection with the negotiation of such release. Mr. Long is a son of Dr. Long. Mr. Long's employment agreement, dated July 7, 1997, was for a term through July 7, 2000 and provided for his employment as President and Chief Executive Officer of the Company, at an initial base compensation of $250,000 annually plus bonus of $70,000, subject to realization of certain milestones, and with an automatic 5 percent annual cost-of-living increase. The employment agreement also acknowledged that Mr. Long had been granted: (i) in March 1997, nonqualified options to purchase 100,000 shares of Common Stock at $4.75 per share, which options vested immediately and were not subject to forfeiture, including upon his termination of employment; (ii) in July 1997, nonqualified options to purchase 200,000 shares of Common Stock at $2.938 per share, half of which options vested immediately and half of which vested ratably over the employment term and were not subject to forfeiture upon vesting, including upon his termination of employment; and (iii) during the period from 1992 through 1995, nonqualified and incentive options to purchase an aggregate of 338,238 shares of Common Stock at prices between $1.02 to $9.18 per share. All of these options were relinquished by Mr. Long by delivery of his release. Mr. Long entered into his consulting arrangement as of April 1999, when Mr. Long relinquished his role as Chief Executive Officer of the Company, at which time the Company recognized that Mr. Long was owed $60,000 by the Company for previous services rendered (to be paid when the Company so determines), and agreed to pay Mr. Long $15,000 monthly as a consulting fee, commencing as of April 15, 1999, until the arrangement was ended by either party on 30 days' notice. Total compensation paid to Mr. Long was $0, $0, $177,446, and $702,467 for the years ended December 31, 2001, 2000, and 1999 and for the period from inception to December 31, 2001, respectively. In addition, Mr. Long received reimbursements for various expenses of $0, $0, $34,503, and $313,425 for the years ended December 31, 2001, 2000, and 1999 and for the period from inception to December 31, 2001, respectively.

An entity controlled by C. Leonard Gordon, who had been Chairman, President, and Chief Executive Officer of the Company until his resignation at the time of the Long Transaction, had been receiving a fee of $80,000 annually for Mr. Gordon's services to the Company. During the years ended December 31, 2001, 2000, and 1999 Mr. Gordon and his affiliated entities received aggregate payments of $0, $0, and $83,889, respectively, from the Company. In connection with the Long Transaction, Mr. Gordon and his wife sold to Dr. Long their 1,068,034 shares of Common Stock for $53,700. Such proceeds, along with $109,300 of Company funds (see Note 2) were then deposited with a third-party escrow agent who was furnished instructions to release such funds to the Company during the period through March 2002 upon satisfactory evidence that the Company has continued to obtain, at least through the period ending March 17, 2003, directors and officers liability insurance covering the persons who were directors and executive officers of the Company immediately prior to consummation of the Long Transaction comparable to such insurance which was in effect at such time. In the event that such insurance is not obtained, the escrow funds are to be delivered to Mr. Gordon.

Harvey Horowitz, who resigned as a director in connection with the Long Transaction, had performed legal services for the Company prior to his resignation. During the years ended December 31, 2001, 2000, and 1999, and for the period from inception to December 31, 2001, Mr. Horowitz and his affiliated law firms received aggregate payments of $0, $0, $85,244, and $109,095, respectively, for services rendered by Mr. Horowitz.

As part of its continued efforts to pare costs, along with focusing its efforts on seeking additional funding and strategic alliances, during 1998 and 1999, the Company incurred certain attrition within its top management positions. Thus, certain events and financial obligations were incurred that included the following:

o In January 1999, as part of the former Vice President of Operations separation agreement, a one-time payment of $28,500 was made.

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

o In February 1999, the Executive Vice-President and General Counsel, who had been employed under an agreement expiring March 31, 1999, resigned. In February 1999, the Company paid a bonus in the amount of $25,000 for work in connection with the successful disposition of the Roswell office and related matters. In connection therewith, the Company entered into a consulting agreement providing for a $7,500 monthly fee, which terminated in March 1999. An aggregate of $15,000 was paid under such agreement during its existence.

In January 2000, the Board of Directors authorized the sale of 100,000 shares of Common Stock to each of its two nonaffiliated directors and three of its then principal executive officers, at a price of $0.05 per share, the same price at which shares of Common Stock were sold by the Company in the Long Transaction. The sale to the directors was based on their foregoing any compensation for their services to the Company during the year 2000. The sale to the executive officers was based on their agreement to accept compensation for the year 2000 at the rate of $100,000. The Company has recognized $198,000 as compensation expense related to the issuance of these stock purchase rights.

Dr. Long was not paid any cash compensation for his services for 2000 and 2001. The value of his services was estimated at $100,000 for each year, and was recorded as a non-cash expense with a corresponding increase in the additional paid-in capital. In December 2001, Dr. Long was issued an option to purchase 350,000 shares of Common Stock at $0.62 per share, which was the market share price on the date of grant, as compensation for his guaranty and collateralization of the Company's credit line in 2001 and for his services rendered to the Company in 2001.

Chairman of the Scientific and Clinical Advisory Boards - The Company formed its Scientific and Clinical Advisory Boards (collectively, the "Advisory Boards") during 1994. In connection therewith, the Company entered into a one-year consulting agreement dated January 1, 1994 subject to an annual renewal option with the Chairman of the Advisory Boards, which provides for compensation of $150,000 per year. In addition, options to purchase 58,823 shares of Common Stock at $10.20 per share were granted. As of December 31, 1998, such options were fully vested. In June 1997, the Chairman of the Advisory Boards was granted options to purchase 50,000 shares of Common Stock at $4.69 per share pursuant to the Biofield Corp. 1996 Option Plan. Such options vested ratably over a two-year period commencing on June 4, 1997. The Chairman of the Advisory Boards also served as a member of the Company's Board of Directors from 1997 until his resignation in February 1999. Both set of options expired unexercised.

The Company had entered into a separate one-year agreement dated January 1, 1995, subsequently renewed on an annual basis until 1999, with an entity affiliated with the previous Chairman of the Advisory Boards to provide services in conducting certain research projects. The Company has not paid any fees to such entity during the three years ended December 31, 2001.

On June 20, 2000, California Bank & Trust extended a one-year $500,000 line of credit to the Company. Loans under the line are at the bank's prime rate from time to time plus one percent. The repayment of loans under the line is guaranteed by Dr. David Long, his wife and Long Family Partners II, LP and is secured by certain of their assets. The line of credit was increased to $750,000 in November 2001, and subsequently, in January 2002, to $1,000,000. In March 2002, Dr. Long issued his written commitment to the Company to provide all of the Company's financing needs to enable the Company to meet its operating and capital requirements through the end of 2002.

In January 2001, the Company entered into an oral arrangement with Abel for the sublease of approximately 5,000 square feet of furnished and laboratory equipped space at an annual cost of $54,328, with an automatic annual adjustment based upon any increase that may occur in the Consumer Price Index and under the same terms and rental as the Abel lease, which expires on April 1, 2004.


12.      STOCK OPTIONS

At December 31, 2001, the Company has three stock option plans (the "Plans"), which are described below.

(a) The 1992 Employee Stock Incentive Plan (the "1992 Plan") provides for the grant of stock options, stock appreciation rights ("Rights"), and stock bonus awards ("Awards") to acquire a maximum of 147,060 shares of Common Stock. The 1992 Plan permits the granting of incentive stock options ("ISOs") and nonqualified stock options ("NSOs") at the discretion of the Stock Option Committee (the "Committee"). The 1992 plan provides that the Committee must establish an exercise price for ISOs and Rights that is not less than the fair market value per share at the date of grant and an exercise price of NSOs as shall be determined. Each ISO or Right must expire within 10 years of the date of grant. However, if ISOs are granted to persons owning more than 10 percent of the voting stock of the Company, the exercise price may not be less than 110 percent of the fair market value per share at the date of grant and the term of such ISOs may not exceed five years. Vesting of options granted under the 1992 Plan is determined by the Committee and has generally been set at the end of two or three years.

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

(c) The Biofield Corp. 1996 Stock Options Plan for Non-Employee Directors (the "1996 Directors' Stock Plan") provides for the automatic grant of NSOs to nonemployee directors. Options under the 1996 Directors' Stock Plan may be granted only to directors of the Company who are not employees of the Company. Under the 1996 Directors' Stock Plan, 150,000 shares of Common Stock have been reserved for issuance upon exercise of the options. The 1996 Directors' Stock Plan provides for the automatic grant of options to eligible directors. Pursuant to the 1996 Directors' Stock Plan, each eligible director serving on the Board of Directors on the effective date of the 1996 Directors' Stock Plan automatically received an option to purchase 10,000 shares of Common Stock, subject to vesting in three equal annual installments. Subsequently, whenever a new director joins the Board, such director automatically receives options to purchase 10,000 shares of Common Stock on the date of his or her election to the Board, subject to vesting in three equal annual installments. In each year, other than the year in which a director receives an initial grant of options, such director automatically receives options to purchase 2,500 shares of Common Stock. The term of each option granted under the 1996 Directors' Stock Plan is 10 years. The exercise price of each option under the 1996 Directors' Stock Plan must be equal to the fair market value of the Common Stock subject to the option on the date of the grant.

A summary of the status of the Plans as of December 31, 2001, 2000, and 1999 and the changes during the years ended December 31, 2001, 2000, and 1999 is presented below:

                                                    2001                        2000                        1999
                                         --------------------------  --------------------------  --------------------------
                                                        Weighted-                   Weighted-                   Weighted-
                                                         Average                     Average                     Average
                                           Options   Exercise Price    Options   Exercise Price    Options   Exercise Price

Outstanding at beginning of period           35,000    $     4.43        75,000    $     4.37       793,648    $     4.51
Granted                                     440,000          0.61
Exercised
Canceled                                    (10,000)         4.50       (40,000)         4.32      (718,648)         4.52
                                         ----------    ----------    ----------    ----------    ----------    ----------
Outstanding at end of year                  465,000          0.82        35,000          4.43        75,000          4.37
                                         ----------    ----------    ----------    ----------    ----------    ----------
Options exercisable at year end             110,000          1.48        28,750          4.43        68,750          4.37
                                         ----------    ----------    ----------    ----------    ----------    ----------
Options available for future grant        1,018,529
                                         ----------

Weighted-average fair value of options
  granted during the period              $     0.59                  $      N/A                  $      N/A
                                         ----------                  ----------                  ----------


All options granted under the Plans have an exercise price equal to the fair market price of the Common Stock on the grant date.

The Company, through 1998, granted NSOs outside of the Plans to certain officers and directors of and consultants to the Company, which are exercisable over various periods through June 24, 2008. Certain of these NSOs are performance-based options and become exercisable solely upon the achievement of certain milestones as described in the option agreements, and certain NSOs granted become exercisable immediately in the event of a merger or sale of all or substantially all of the assets of the Company. The option grant in 2001 was to the Chairman and CEO. The options were granted in consideration of his services to the Company in 2001 and as compensation for his guaranty and collateralization of the Company's Bank Credit Line during 2001. The options vested upon issuance and expire in five years. A summary of the status of the Company's NSOs granted outside of the Plans as of December 31, 2001, 2000, and 1999 and the changes during the years ended December 31, 2001, 2000, and 1999 are presented below:

                                                    2001                        2000                        1999
                                         --------------------------  --------------------------  --------------------------
                                                        Weighted-                   Weighted-                   Weighted-
                                                         Average                     Average                     Average
                                           Options   Exercise Price    Options   Exercise Price    Options   Exercise Price

Outstanding at beginning of period          323,531    $     4.71       419,117    $     6.59     1,072,262    $     5.50
Granted                                     350,000          0.62
Exercised
Canceled                                          0          0.00       (95,586)        12.95      (653,145)         4.80
                                         ----------    ----------    ----------    ----------    ----------    ----------
Outstanding at end of year                  673,531          2.59       323,531          4.71       419,117          6.59
                                         ----------    ----------    ----------    ----------    ----------    ----------
Options exercisable at year end             673,531          2.59       323,531          4.71       419,117          6.59
                                         ----------    ----------    ----------    ----------    ----------    ----------

Weighted-average fair value of options
  granted during the period              $     0.60                  $      N/A                  $      N/A
                                         ----------                  ----------                  ----------


The exercise prices of some NSOs granted during 1995 outside of the Plans differed from the market price of the Common Stock on the grant date, and a summary of the weighted-average prices and weighted-average fair values of the NSOs granted during 1995 outside of the Plans is presented below:

                                                          Weighted-    Weighted-
                                                           Average      Average
                                                           Exercise      Fair
                                                            Price        Value

Exercise price less than the market price                  $  5.10      $  6.56
Exercise price equal to the market price                      9.18         3.86
Exercise price more than the market price                    11.90         2.69


The following table summarizes information about stock options outstanding at December 31, 2001:

                        Number                       Number
                      Outstanding    Weighted-    Exercisable    Weighted-
          Range           at          Average          at         Average
       of Exercise   December 31,    Remaining    December 31,    Exercise
         Prices          2001       Life (Yrs.)       2001         Price

         $ 0.13         39,216         0.38          39,216       $ 0.13
           0.44         15,000         4.67               0         0.00
           0.62        775,000         4.92         435,000         0.62
           1.00          6,127         3.08           6,127         1.00
           2.04         67,402         0.49          67,402         2.04
           3.50          5,000         6.04           5,000         3.50
           4.00        112,746         1.34         112,746         4.00
           4.62         20,000         5.37          20,000         4.62
           8.16         36,765         1.00          36,765         8.16
          10.20         61,275         1.23          61,275        10.20
                     1,138,531                      783,531


As provided by SFAS 123, the fair value of each option granted before the IPO is estimated on the date of grant using the minimum value method, and the fair value of each option grant after the IPO is estimated on the date of grant using the Black-Sholes option pricing model. The following weighted-average assumptions were used for option grants during 2001 with an expected life of five years: (i) dividend yield of 0 percent; (ii) expected volatility of 191 percent; and (iii) risk-free interest rate of 4.38 percent. There were no option grants in 1999 and 2000.

Had compensation cost for the Plans been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net loss and net loss per common and common equivalent share for the years ended December 31, 2001, 2000 and 1999 would have been increased to the pro forma amounts indicated below:


                                     2001             2000             1999

Net loss:
  As reported                     ($2,238,687)     ($1,534,653)     ($1,253,696)
  Pro forma                       ($2,502,842)     ($1,534,653)     ($1,275,668)

Basic and diluted loss
per share:
  As reported                          ($0.09)          ($0.07)          ($0.15)
  Pro forma                            ($0.10)          ($0.07)          ($0.16)


13.      DEVELOPMENT STAGE COMPANY

The Company is in the development stage and, to date, has generated nominal revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all of the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2001, the Company had accumulated a deficit of $61,189,132. The Company has financed its operations since inception almost entirely by the issuance of equity securities, interest income on the then unutilized proceeds from these issuances and with short-term borrowings. As of December 31, 2001, the Company had cash and cash equivalents and short-term investments aggregating $25,121, and was financing its recent activities with short-term borrowings, the repayment of which is personally guaranteed by Dr. David Long, the Chairman and Chief Executive Officer of the Company and certain of his affiliates and secured by their collateral. During 2002, the Company intends to seek additional funding through a private placement of the Company's securities. In March 2002, Dr. Long issued his written commitment to the Company to provide all of the financial needs of the Company during 2002 in order for the Company to meet its operating and capital requirements. There can be no assurance that the Company will have sufficient funds available to complete its research and development programs or be able to commercially manufacture or market any products in the future, that future revenues will be significant, or that any sales will be profitable. The Company expects operating losses to increase for at least the next several years, due principally to the anticipated expenses associated with the proposed commercialization of the Biofield Diagnostic System, and other research and development activities.


14.      SUBSEQUENT EVENTS

In March 2002, Dr. David Long, the Chairman and Chief Executive Officer of the Company, issued his written commitment to the Company to provide all of the financial needs of the Company during 2002 in order for the Company to meet its operating and capital requirements.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         In connection with its audits of the two fiscal years ended December 31, 2001, there have been no disagreements with Deloitte & Touche, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Deloitte & Touche LLP would have caused them to make reference thereto in their report on the financial statements for such years.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Our directors and executive officers are:

Name                                Age      Positions and offices with Biofield
----                                ---      -----------------------------------

David M. Long, Jr., M.D. Ph.D.      73       Chairman of the Board and Chief
                                             Executive Officer

Amy S. Langer                       47       Director

Raymond A. Long, M.D.               42       Director

Arthur Taylor                       67       Director

John D. Stephens                    43       Senior Vice President and Chief
                                             Operating Officer


Each of our current directors was appointed to serve as a director by the then existing Board of Directors. Each director serves until the next annual meeting of stockholders and until his or her respective successor is elected and qualified, or until his or her earlier resignation. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors.

Dr. David Long was appointed a director of our company as of December 28, 1999 and was elected Chairman and Chief Executive Officer of our company on January 9, 2000. Dr. Long previously had served as a director of our company from August 1992 until April 1993. Dr. Long is a private investor and President of Abel Laboratories Inc., a currently inactive private research laboratory that, from time to time, has conducted research and development on a contract basis relating to medical devices and pharmaceutical applications of interest to Dr. Long. Dr. Long previously was a Professor of Surgery and Chief of Cardiovascular and Thoracic Surgery at the University of Illinois, Abraham Lincoln School of Medicine and a Clinical Associate Professor of Surgery and Radiology at the University of California, San Diego.

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

Dr. Raymond Long was appointed a director of our company on January 9, 2000. Dr. Long, a graduate of The University of Michigan Medical School, for more than five years and until June 30, 2000 was associated with the University of Montreal initially as a Resident in orthopedics and then as a Fellow in anthroplasty and arthroscopy. From July 1999 to June 2000, Dr. Long was a Fellow in shoulder and elbow surgery at Florida Orthopedics Institute. Commencing in August 2000, Dr. Long has been an orthopedic surgeon in private practice in Saint Albans, Vermont.

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

Based solely upon our review of Forms 3, 4 and 5 filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and a review of written representations received by us, no person who at any time during Fiscal 2001 was a director, executive officer or beneficial owner of 10% or more of the outstanding shares of our common stock failed to file, on a timely basis, the reports required by Section 16(a) of the Securities Exchange Act, except that Dr. Raymond Long has failed to file one Form 5 reporting the grant of a stock option by us.


In addition to our executive officers, Arthur C. Hilmer, Nancy Patterson and Steve Preiss occupy significant positions in our company. Mr. Hilmer works for us full time, while Ms. Patterson and Mr. Preiss have their own businesses and work for us as consultants, and bill us based on time spent. Mr. Hilmer, age 53, was appointed Vice President of Sales in August 2001. For the five-year period prior thereto, Mr. Hilmer was Vice President of Marketing and Sales, Deltex Medical Inc., Chichester, United Kingdom, (from January 1999 to July 2001), a manufacturer of esophageal doppler cardiac output monitoring devices for anesthesia and critical care, was International Marketing Director for our company from February 1998 to December 1998 and was International Marketing Director, Imatron Inc., South San Francisco, California (from January 1995 to February 1998), a manufacturer of Electron Beam Tomography - Ultrafast CT. Ms. Patterson, age 48, was appointed Vice President of Worldwide Sales and Marketing in September 2001. For more than the five years prior thereto, Ms. Patterson was Global Director of Marketing for EndoSonics Corporation, Rancho Cordova, California, an intravascular ultrasound company. Mr. Preiss, age 46, was appointed Vice President of Regulatory and Clinical Affairs and Quality Assurance in June 2001. For the five-year period prior thereto, Mr. Preiss was Vice President of Clinical and Regulatory Affairs, UroSurge, Inc., Coralville, Iowa, a manufacturer of urological medical devices.

Item 10. Executive Compensation.

The following table sets forth information concerning compensation for services in all capacities awarded or paid to or earned by our chief executive officer and our other executive officers who received cash compensation from us aggregating at least $100,000 during the year ended December 31, 2001.

                                          Summary Compensation Table
                                                                            Long-Term
                                                                            Compensation
                                         Annual Compensation                Awards
Name and                         --------------------------------------     No. of Securities      All Other
Principal Positions     Year       Salary        Bonus         Other        Underlying Options     Compensation
-------------------     ----     ------------------------------------------------------------------------------

David M. Long, Jr.      2001            --           --           --            350,000(1)                --
 Chairman and           2000            --           --           --                 --                   --
 Chief Executive        1999            --           --           --                 --                   --
 Officer

John D. Stephens        2001      $110,000     $ 20,000     $ 11,723(2)          85,000(3)
 Senior VP and          2000      $100,000           --           --                 --             $ 45,000(4)
 Chief Operating        1999      $ 90,433           --           --                 --                   --
 Officer

-------------------------

(1) Represents stock options granted at an exercise price of $0.62 per share, the closing price of our common stock on the date of grant, in lieu of compensation as an executive officer in 2001 and as consideration for guaranteeing our bank line of credit in 2001. These options are immediately exercisable.

(2) Represents reimbursement of a personal tax-related expense incurred in a prior year.

(3) Represents stock options granted under our 1992 Employee Stock Incentive Plan at an exercise price of $0.62 per share, the closing price of the common stock on the date of grant. These options are immediately exercisable.

(4) Represents the difference between the $5,000 purchase price paid for 100,000 restricted shares of our common stock and the fair market value of such shares at the time of purchase.

The following table sets forth the individual grants of stock options made to each of our executive officers named in the Summary Compensation Table during the year ended December 31, 2001. During the year ended December 31, 2001, we did not grant any stock appreciation rights.

                          Number of        % of Total
                          Securities       Options/SARs
                          Underlying       Granted to
                          Options/SARs     Employees in     Exercise or Base     Expiration
Name                      Granted(1)       Fiscal Year      Price ($/Sh)         Date
-----                     -----------------------------------------------------------------
David M. Long, Jr.        350,000          45.2%            $0.62                11/29/06

John D. Stephens           85,000(2)       11.0%            $0.62                11/29/06

-------------------------

(1)  The options are immediately exercisable.

(2)  Granted under the 1992 Employee Stock Incentive Plan.

The following table sets forth the total number of excercisable and unexercisable stock options held by each of our executive officers named in the Summary Compensation Table who held any stock options as of December 31, 2001. No options to purchase our common stock were exercised by any of our executive officers during the year ended December 31, 2001 and no stock appreciation rights were outstanding during such year.


                                  Number of Securities                    Value of Unexercised
                          Underlying Unexercised Stock Options            In-the-Money Options
                                  at December 31, 2001                    at December 31, 2001
                          ------------------------------------        -----------------------------
Name                      Exercisable            Unexercisable        Exercisable     Unexercisable
----                      -----------            -------------        -----------     -------------
David M. Long, Jr.        350,000 shares              -0-                 -0-              -0-

John D. Stephens          160,147 shares              -0-                 -0-              -0-

No cash compensation was paid to our directors during the year ended December 31, 2001. Each of our non-employee directors were each granted a non-qualified option on September 5, 2001 by the Compensation Committee of our Board of

Directors to purchase an aggregate of 5,000 shares of our common stock under our 1996 Stock Option Plan, at $0.44 per share, an exercise price of 10% in excess of the closing price for our common stock on September 4, 2001, for their services in the year 2001, in lieu of any right to receive options for such year under our 1996 Stock Option Plan for Non-Employee Directors. The options are exercisable in four equal annual installments commencing on the first anniversary of the date of grant and expire on September 5, 2006.

Under our 1996 Stock Option Plan for Non-Employee Directors, 150,000 shares of common stock have been reserved for issuance of options to non-employee directors. The Plan provides for the automatic grant of options to eligible directors. Each non-employee director who joins the Board will automatically receive an initial grant of options to purchase 10,000 shares of common stock at an exercise price equal to the fair market value per share at the date of grant, subject to vesting in three equal annual installments. In each year, other than the year in which a director receives an initial grant of options, that director will automatically receive options to purchase 2,500 shares of common stock on the date of the Annual Meeting of Stockholders, which vest immediately upon being granted. No options were issued under the Plan during 2001, since there was no Annual Meeting of Stockholders in 2001. If any options granted under the Plan, for any reason, expire or are canceled or otherwise terminated without having been exercised in full, the shares allocable to the unexercised portion of these options again become available for grants under the Plan. The term of each option granted under the Plan is ten years. Options granted under the Plan must be exercised before the earlier of (a) the scheduled expiration date, or
(b) one year following the dated of termination of service. The exercise price of an option is payable upon exercise in cash. As of February 28, 2002, no shares had been issued upon the exercise of options granted under the Plan and 150,000 shares remained available for future grant. Unless sooner terminated by the Board, the Plan will terminate in January 2006.

We do not have any employment contracts or termination of employment and change-in-control arrangements with any of our executive officers. Mr. Stephens is currently employed by us at an annual basic salary of $110,000.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of February 28, 2002, the number of shares of our common stock beneficially owned by (a) each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding common stock,
(b) each of our current directors, (c) each of the persons named in the Summary Compensation Table appearing under Item 6. - "Executive Compensation", and (d) all our directors and executive officers, as a group (five persons). Except as indicated in the footnotes to this table, we believe that the persons named in this table have sole voting and investment power with respect to the shares of our common stock indicated.

Name (1)                                                 Shares Beneficially Owned (2)    Percent of Class
--------                                                 -----------------------------    ----------------

Long Family Partners II, LP (3)                                  6,235,218                      24.7%
David M. Long, Jr., M.D. Ph.D.                                  11,246,826 (4)                  44.0%
Raymond A. Long M.D.                                             4,017,255 (5)                  15.9%
Hambrecht & Quist Capital Management Incorporated (6)            1,878,766 (6)                   7.5%
Amy S. Langer                                                      105,000 (7)                    *
Arthur Taylor                                                      105,000 (7)                    *
John D. Stephens                                                   260,147 (8)                   1.0%
All directors and executive officers, as a group                15,734,228 (9)                  61.1%

-------------------------
*    Less than 1%.

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

(4) Consists of (a) 6,235,218 shares owned by Long Family Partners II, L.P. (referred to in Note 3 above), of which Dr. David Long is the Managing Partner, (b) 3,871,130 shares held of record, (c) 8,087 shares held in "street name" by a family partnership, (d) 782,391 held of record by Donna
     R. Long, Dr. Long's wife, with respect to which beneficial ownership is disclaimed, and (e) 350,000 shares issuable upon exercise of presently outstanding stock options.

(5) Consists of (a) 1,200,000 shares held of record, (b) 2,800,000 shares held by Raymond A. Long u/a 01/01/91, a retirement plan, and (c) 17,255 shares issuable upon exercise of outstanding stock options.

(6) Hambrecht & Quist Capital Management Incorporated has filed a Schedule 13G with the SEC, dated January 24, 2002 in which it indicates that its address is 30 Rowes Wharf - 4th Floor, Boston, Massachusetts 02110-3328, that it disclaims any beneficial ownership in the shares it reported, that such shares are owned for certain client accounts and that it and such accounts are not acting as a group for purposes of Section 13(d) under the Securities Exchange Act of 1934.

(7) Consists of (a) 100,000 shares held of record, and (b) 5,000 shares issuable upon exercise of outstanding stock options.

(8) Consists of (a) 100,000 shares held of record, and (b) 160,147 shares issuable upon exercise of outstanding stock options.

(9) Consists of the shares and options listed in the table as being beneficially owned by Dr. David Long, Amy S. Langer, Dr. Raymond Long, Arthur Taylor, and John D. Stephens.

We do not know of any arrangements that may result in a change of control of our company.

The following table sets forth, as of December 31, 2001 (a) the number of our securities to be issued upon the exercise of outstanding options, warrants and rights, (b) the weighted-average exercise price of such outstanding options, warrants and rights and (c) the number of our securities remaining available for future issuance, with respect to each of our compensation plans (including individual compensation arrangements).

                                    Equity Compensation Plan Information

                                     Number of Securities                                      Number
                                       to be Issued Upon         Weighted Average         of  Securities
                                    Exercise of Outstanding     Exercise Price of       Remaining Available
                                            Options            Outstanding Options    for Future Issuance (1)
                                    -----------------------    -------------------    -----------------------

Equity compensation plans
approved by security holders                 465,000                  $0.82                  1,018,529

Equity compensation plans
not approved by security holders             612,256                  $2.64                     -0-

Total                                      1,077,256                  $1.85                  1,018,529

-------------------------
(1)  Excludes securities to be issued upon the exercise of outstanding options.


Item 12. Certain Relationships and Related Transactions

In June 1992, we entered into several agreements with Abel Laboratories, Inc., an affiliate of Dr. David Long, our current Chairman and Chief Executive Officer. One of these agreements, a laboratory services agreement, which expired December 31, 1993, engaged Abel to provide specified preclinical research to be managed by Dr. Long. Effective January 1, 1994, pursuant to a master laboratory services agreement, Abel agreed that any research thereafter conducted for us by Abel would be on substantially the same terms as the laboratory services agreement and would be on the basis of a budget approved by us. Thereafter, from time to time, Abel has conducted additional preclinical research for us. Although no research had been performed since 1998 by Abel, approximately $246,000 was performed in 1998.

In June 1992, we entered into a patent royalty agreement with Abel, which assigned to us all of Abel's rights and interests in all inventions and/or technology conceived and/or developed by Abel or Dr. Long in connection with laboratory services performed by Abel for us which relate to the use of bioelectronics in the diagnosis, screening or management of disease, infection, ovulation or other bioelectric events. Under our agreement, Abel is entitled to royalties of 5% of the net sales of products incorporating any of these inventions or technology which are embodied in any patent issued to us, during the life of the patent, as well as 20% of the net proceeds we may receive from the license of the patent to others, up to a maximum of $2 million. As of February 28, 2002, one patent has been issued to us that is covered by the agreement, although we have not obtained any revenues therefrom.

Effective as of June 1992, in connection with the patent royalty agreement and the laboratory services agreement, we granted Abel options to purchase an aggregate of 61,275 shares of common stock at $8.16 per share, which exercise price was reduced to $2.04 per share following completion of our Series A Preferred Stock private placement in December 1993, based on our market capitalization at that time. None of these options, which expire June 1, 2002, had been exercised as of February 28, 2002. Abel has transferred these options to five of the children of Dr. David Long.

In January 2001, we entered into an oral arrangement with Abel for the sublease of approximately 5,000 square feet of furnished and laboratory equipped space at an annual cost of $54,328, with an automatic annual adjustment based upon any increase that may occur in the Consumer Price Index and under the same terms as the Abel lease, which expires on April 1, 2004. Although we have begun to move records relating to research and development used by Dr. Long, who operates principally from California, the Company's administrative and regulatory and quality assurance functions are still carried out in, and our full-time employees are still located at, our Alpharetta Office. For additional information, see Item 2. "Description of Property".

As of December 31, 2001, we owed an aggregate of $61,371 to Abel, including $55,516 for services rendered prior to 1999.

In March 1995, pursuant to a determination made by our Board of Directors in May 1994 to grant an option to purchase shares of our common stock to Dr. David Long, in consideration for his past services to us, Dr. Long was granted an option to purchase an aggregate of 24,510 shares of common stock at $10.20 per share. At neither of such times was Dr. Long a member of our Board of Directors. The option was not exercised prior to its expiration on March 16, 2000.

In January 2000, our Board of Directors approved the sale to each of Amy S. Langer and Arthur Taylor, our two independent directors who were appointed directors in January 2000, of 100,000 shares of common stock, without any registration rights, at a price of $0.05 per share, which was equal to the price that shares of common stock had been sold by us in our December 1999 private placement, which price the Board of Directors determined was the fair market value for these shares. However, on the date that such transaction was approved, the closing price of our common stock, as reported by The Nasdaq Stock Market, Inc. InfoQuote service furnished by Financial Insight Systems, Inc., was $0.50. In consideration for such issuance, Ms. Langer and Mr. Taylor waived their rights to any payment for their services as directors in 2000. At the same time, the Board of Directors approved the sale to each of John D. Stephens, our newly elected Senior Vice President and Chief Operating Officer, Anita T. Thibeault, our then newly elected President and Acting Vice President of Regulatory/Clinical Affairs and Quality Assurance, and Nancy Bruyneel, our newly elected Vice President of Worldwide Sales and Marketing, of 100,000 shares of common stock, also without any registration rights, at a price of $0.05 per share, pursuant to an agreement under which if the executive officer voluntarily terminates his or her relationship with us or is terminated by us for just cause, as defined in the agreement, within one year, we have the right to repurchase his or her shares for their original purchase price. On June 30, 2000, Ms. Thibeault voluntarily terminated her relationship with us and we repurchased 60,000 of the shares sold to her for an amount equal to her purchase price therefore. Ms Bruyneel voluntarily terminated her relationship with us in June 2001. With respect to the foregoing transactions, we treated the difference between the purchase price for the shares and $0.50 as compensation expense for financial reporting purposes.

On December 15, 2000, Dr. David Long purchased 482,000 unregistered shares of our common stock from us for an aggregate of $241,000 or $0.50 per share, a price determined by our Board of Directors (with Dr. Long abstaining) to be the fair market value of these shares. Such shares were sold to Dr. Long pursuant to a stand-by commitment originally given to our company by Dr. Long on September 6, 2000. On such date, our Board of Directors determined that it was necessary for our company to raise an additional $1,000,000 for operating expenses before the end of 2000, and determined to raise such funds through the private sale of authorized, unissued shares of our common stock. At such time, Dr. Long offered his stand-by commitment to purchase any unsubscribed shares, if such shares were being sold for not more than $0.50 per share and the closing occurred prior to November 1, 2000, and Dr. Long advised the Board that he would purchase such shares without any registration rights or any equity inducement, such as a further right to subscribe for additional shares in any further offering at a reduced price. During the thirty day period prior to September 6, 2000 the average closing price for our common stock, as reported by The Nasdaq Stock Market, Inc InfoQuote service furnished by Financial Insight Systems, Inc. was $0.439 per share and such closing price on September 5, 2000 was $0.39 per share. Thereafter, we attempted to sell our common stock at $0.50 per share and under the other terms offered by Dr. Long by contacting several larger previous investors in our company and other parties who had advised our officers and directors of a possible interest in investing in our company. Due to the small size of the proposed offering and the fact that our common stock was not trading on any recognized securities exchange, we did not retain a financial advisor to assist us in the offering. By November 1, 2000, and despite interest from several investor groups and Dr. Long's stand-by commitment, we were unable to place all of the offered shares of common stock; whereupon, Dr. Long agreed to extend his stand-by commitment until December 1, 2000. On December 1, 2000, only 1,518,000 shares of our common stock had been subscribed for at $0.50 per share and we advised Dr. Long that we intended to accept his stand-by commitment for the then unsubscribed portion of the $1,000,000 offering or 482,000 shares, and that he should wire transfer $241,000 to us for a closing during the week of December 4, 2000. On such date, the closing price of our common stock, as reported by The Nasdaq Stock Market, Inc InfoQuote service furnished by

Financial Insight Systems, Inc. was $0.40 per share. On December 2, 2000, Hambrecht & Quist Capital Management Inc. advised us that two investment companies for which it had investment authority might be interested in participating in the offering if it were not too late. Our Board of Directors then determined to increase the size of the offering by $500,000 and to delay the closing thereof until December 18, 2000, and the other subscribers agreed to such extension and increase. The closing of the $1,500,000 private offering occurred on December 15, 2000 and 3,000,000 of our authorized, unissued shares of common stock were sold at such time, including the 482,000 shares sold to Dr. Long. On such date, the closing price of our common stock, as reported by The Nasdaq Stock Market, Inc InfoQuote service furnished by Financial Insight Systems, Inc. was $0.57 per share.

On June 20, 2000, California Bank & Trust extended a one-year $500,000 line of credit to us. Loans under the line are at the bank's prime rate from time to time plus one percent. The repayment of loans under the line is guaranteed by Dr. David Long, his wife and Long Family Partners II, LP and is secured by certain of their assets. The line of credit was increased to $750,000 in November 2001, and subsequently, in January 2002, to $1,000,000. In March 2002, Dr. Long issued his written commitment to us to provide all of our financing needs to enable us to meet our operating and capital requirements through the end of 2002. It is anticipated that the financial support that Dr. Long will provide may be in the nature of assisting in having the bank further increase the line, by extension of his guarantee to the bank, secured by assets of Dr. Long, his wife and his affiliated partnership. For additional information, see
Item 6. "Management's Discussion and Analysis or Plan of Operations - Liquidity and Capital Resources".

On November 29, 2001, the Compensation Committee of our Board of Directors granted an option to Dr. David Long to purchase an aggregate of 350,000 shares of our common stock at $0.62 per share, the closing share price on such date. In determining the number of shares to be granted, the term of the option and the per share exercise price, the Compensation Committee relied upon a valuation report from independent consultants, which valued the option grant at an aggregate of $80,500, in consideration for Dr. Long's services to us (without any cash compensation) in 2001 and as compensation for his guaranty and collateralization of our bank credit line during 2001. The options are exercisable immediately and expire on November 29, 2006. On November 29, 2001, the Compensation Committee also granted an option to John Stephens under the 1992 Employee Stock Incentive Plan to purchase an aggregate of 85,000 shares of our common stock at $0.62 per share, the closing price per share on the date of the grant. The options are exercisable immediately and expire on November 29, 2006.

Item 13. Exhibits and Reports on Form 8-K

(a)      Exhibits.
         --------

2.       Articles of incorporation and by-laws

         2.1 Fifth Amended and Restated Certificate of Incorporation of Biofield Corp., as filed with the Secretary of State of the State of Delaware on October 6, 2000. (1)

         2.2      By-laws of Biofield Corp. (2)

3. Instruments defining the rights of security holders, including indentures. - None

5.       Voting trust agreement and amendment. - None

6.       Material contracts.

         6.01     Registration Rights Agreement between Biofield Corp. and John
                  D. Stephens dated as of April 22, 1993. (3)

         6.02 Form of Stock Purchase Option Agreement between Biofield Corp. and Abel Laboratories, Inc., dated as of June 1, 1992. (3)

         6.03 Patent Royalty Agreement between Biofield Corp. and Abel Laboratories, Inc., dated as of June 1, 1992. (3)

         6.04 Master Laboratory Services Agreement between Biofield Corp. and Abel Laboratories, Inc., dated as of January 1, 1994. (3)

         6.09     Biofield Corp. 1992 Stock Incentive Plan. (3)

         6.10     Biofield Corp. 1996 Stock Option Plan, as amended. (4)

         6.11 Biofield Corp. 1996 Stock Option Plan for Non-Employee Directors. (3)

         6.12 Stock Purchase Agreement between Biofield Corp. and David M. Long, Jr., M.D., Ph.D., individually and on behalf of Long Family Partners II, LP, Raymond A. Long and Raymond A. Long u/a 01/01/91, dated December 28, 1999. (1)

         6.13 Escrow Agreement among C. Leonard Gordon, Biofield Corp. and Warshaw Burstein Cohen Schlesinger & Kuh, LLP, as escrow agent, dated December 28, 1999. (1)

         6.14 Form of Stock Purchase Agreement between Biofield Corp. and each of Arthur Taylor and Amy Langer dated January 10, 2000.
                  (1)

         6.15 Form of Stock Purchase Agreement between Biofield Corp. and each of John Stephens and Nancy Bruyneel dated January 10, 2000. (1)

         6.16 License Agreement between Biofield Corp. and Cardio Dynamics International Corporation dated October 16, 2000. (1)

         6.17 Share Option Agreement, dated as of March 16, 1995, between Biofield Corp. and David M. Long, Jr., M.D. (1)

         6.18* Form of Share Option Agreement between Biofield Corp. and each of Amy Langer, Raymond A. Long, M.D. and Arthur Taylor, dated September 5, 2001.

         6.19* Share Option Agreement, dated as of November 29, 2001, between Biofield Corp. and David M. Long, Jr., M.D.

         6.20* Share Option Agreement, dated as of November 29, 2001, between Biofield Corp. and John D. Stephens.

         6.21* Form of Share Option Agreement between each of Arthur C. Hilmer, Nancy Patterson and Steven Preiss, dated November 29, 2001.

         6.22* Form of Share Option Agreement between various Biofield Corp. employees and Biofield Corp., dated November 29, 2001.

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

         23.1*    Consent of Deloitte & Touche, LLC

24.      Power of attorney - Not applicable.

27.      Financial Data Schedule - Not applicable.

28. Information from reports furnished to state regulatory authorities - Not applicable.

99.      Additional Exhibits - Not applicable.

-------------------------
(*)      Filed herewith.

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

         (2) Incorporated by reference to Biofield's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

         (3) Incorporated by reference to Biofield's Registration Statement on Form S-1 (Registration No. 333-00796) declared effective on March 19, 1996.

         (4) Incorporated by reference to Biofield's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(b) Reports on Form 8-K. We did not file a Current Report on Form 8-K during the quarter ended December 31, 2001.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 29, 2002

                                       BIOFIELD CORP.


                                       By: /s/ DAVID M. LONG, JR.
                                           -------------------------------------
                                           David M. Long, Jr., M.D., Ph.D.
                                           Chairman and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated:

March 29, 2002                         /s/ DAVID M. LONG, JR.
                                       -----------------------------------------
                                       David M. Long, Jr., M.D., Ph.D.
                                       Chairman and Chief Executive Officer and
                                       Director (Principal Executive Officer)


March 29, 2002                         /s/ AMY S. LANGER
                                       -----------------------------------------
                                       Amy S. Langer
                                       Director


March 29, 2002                         /s/ RAYMOND A. LONG
                                       -----------------------------------------
                                       Raymond A. Long, M.D.
                                       Director


March 29, 2002                         /s/ ARTHUR TAYLOR
                                       -----------------------------------------
                                       Arthur Taylor
                                       Director


March 29, 2002                         /s/ JOHN D. STEPHENS
                                       -----------------------------------------
                                       John D. Stephens
                                       Senior Vice President and Chief Operating
                                       Officer (Principal Financial and
                                       Accounting Officer)