Form 10QSB
period 2002-03-31
BIOFIELD CORP \DE\
filed 2002-05-15
CIK 1007018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


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

              25,223,478 shares of common stock as of May 1, 2002.


Transitional Small Business Disclosure Form    Yes [ ]  No [X]

                                 BIOFIELD CORP.

                                   FORM 10-QSB

                                      INDEX



                                                                     Page Number
                                                                     -----------

PART I.       FINANCIAL INFORMATION

Item 1.
Financial Statements

              Consolidated Balance Sheets as of March 31, 2002
              (unaudited) and December 31, 2001                           3

              Consolidated Statements of Operations for the three
              months ended March 31, 2002 and 2001 and for the
              period October 16, 1987 (date of inception) through
              March 31, 2002 (unaudited)                                  4

              Consolidated Statements of Stockholders' Equity
              (Deficit) for the period October 16, 1987 (date
              of inception) through March 31, 2002 (unaudited)            5

              Consolidated Statements of Cash Flows for the three
              months ended March 31, 2002 and 2001 and for the
              period October 16, 1987 (date of inception) through
              March 31, 2002 (unaudited)                                 10

              Notes to Unaudited Consolidated Financial Statements       12

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        13


PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                           17


SIGNATURES                                                               17

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------

                                                            March 31,     December 31,
                                                              2002            2001
                                                           (unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        694          25,121
  Restricted cash                                                   --          86,432
  Inventories                                                  540,189         540,275
  Other current assets                                         128,858         156,134
                                                          ------------    ------------
    Total current assets                                       669,741         807,962

PROPERTY AND EQUIPMENT - Net                                    20,295          20,320
OTHER ASSETS                                                    22,753          22,753
PATENT AND PATENT APPLICATION - Net                            326,867         349,250
                                                          ------------    ------------
TOTAL                                                     $  1,039,656    $  1,200,285
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                             608,143         558,790
  Short term debt                                              936,360         750,000
  Due to affiliate                                              61,371          61,371
  Due to stockholder                                           200,000              --
  Accrued expenses                                             107,875         133,659
                                                          ------------    ------------
    Total current liabilities                                1,913,749       1,503,820

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred Stock, $.001 par value;  authorized
    12,300,000 shares ; no shares issued or outstanding
  Common Stock, $.001 par value; authorized 40,000,000
    shares; issued 27,529,609 shares                            27,530          27,530
  Treasury Stock - 2,306,131 shares                             (3,100)         (3,100)
  Additional paid-in capital                                60,886,167      60,861,167
  Accumulated deficit during development stage             (61,784,690)    (61,189,132)
                                                          ------------    ------------
    Total stockholders' equity (deficit)                      (874,093)       (303,535)
                                                          ------------    ------------
TOTAL                                                     $  1,039,656    $  1,200,285
                                                          ============    ============


See notes to unaudited consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------
(unaudited)

                                         ----------------------------  ----------------
                                                                       October 16, 1987
                                              Three Months Ended        (Inception) to
                                                   March 31,            March 31, 2002
                                         ----------------------------  ----------------
                                             2002            2001

REVENUE                                         6,000                          28,582
COST OF SALES                                   2,161              --          12,323
                                         ------------    ------------    ------------
GROSS PROFIT                                    3,839              --          16,259

OPERATING EXPENSES:
  Research and development                    117,846          23,433      40,174,618
  Selling, general, and administrative        474,064         405,919      23,646,331
  Gain on disposal of fixed assets                 --              --          (8,084)
                                         ------------    ------------    ------------
    Total operating expenses                  591,910         429,352      63,812,865


OTHER INCOME (EXPENSE):
  Interest income                                  --          11,978       2,476,723
  Interest expense                            (14,183)             --        (480,092)
  Royalty income                                6,696           4,596          35,034
                                         ------------    ------------    ------------
    Net other income (expense)                 (7,487)         16,574       2,031,665
                                         ------------    ------------    ------------
LOSS BEFORE INCOME TAXES                     (595,558)       (412,778)    (61,764,941)
PROVISION FOR INCOME TAXES                         --              --         (19,749)
                                         ------------    ------------    ------------
NET LOSS                                 $   (595,558)   $   (412,778)   $(61,784,690)
                                         ============    ============    ============

NET LOSS PER SHARE:
    Basic and Diluted                    $      (0.02)   $      (0.02)
                                         ============    ============

WEIGHTED-AVERAGE SHARES
    Basic and Diluted                      25,223,478      25,223,478
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
                                                       ==========  ======  ========  =====  ==========  ======  ========== =======

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                  Deficit
                                                                                Accumulated   Foreign
                                                        Additional                 During     Currency                  Total
                                                         Paid-In     Treasury   Development  Translation            Comprehensive
                                                         Capital       Stock       Stage      Adjustment    Total        Loss
                                                       ------------ ---------- ------------- ----------- ---------- -------------
BALANCE AT MARCH 31, 1994                                17,243,080         -   (11,633,618)         -    5,613,369
  (brought forward)
Sale of Series B Preferred Stock
  ($4.04 per share, net)                                  1,947,149                                       1,947,631
Issuance of Common Stock warrants                                 6                                               6
Amortization of deferred compensation                        14,859                                          14,859
Net loss                                                                         (4,959,312)             (4,959,312)
Total comprehensive income (loss)                                                                                    $ (4,959,312)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1994                             19,205,094         -   (16,592,930)         -    2,616,553
Sale of Series C Preferred Stock
  ($4.11 per share, net)                                 11,977,856                                      11,980,771
Issuance of Common Stock warrants                               161                                             161
Amortization of deferred compensation                       195,874                                         195,874
Net loss                                                                         (8,739,858)             (8,739,858)
Total comprehensive income (loss)                                                                                    $ (8,739,858)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1995                             31,378,985         -   (25,332,788)         -    6,053,501
Sale of Common Stock  ($9.91 per share, net)             18,026,419                                      18,028,238
Conversion of Series A, Series B, and Series C
  Preferred Stock to Common Stock                             2,692
Exercise of Common Stock warrants                            20,145                                          20,147
Amortization of deferred compensation                        26,093                                          26,093
Net loss                                                                        (10,036,090)            (10,036,090)
Total comprehensive income (loss)                                                                                    $(10,036,090)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1996                             49,454,334         -   (35,368,878)         -   14,091,889
Sale of Common Stock ($2.92 per share, net)               8,377,583                                       8,380,451
Warrants exchanged for Common Stock                            (644)
Exercise of Common Stock options                            168,541                                         168,591
Exercise of Common Stock warrants                            93,299                                          93,309
Issuance of Common Stock for consulting                      99,975                                         100,000
  services ($4.00 per share, net)                            62,579                                          62,579
Amortization of deferred compensation
Net loss                                                                        (10,151,041)            (10,151,041)
Foreign currency translation adjustment                                                       $  1,333        1,333
Total comprehensive income (loss)                                                                                    $(10,149,708)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1997                             58,255,667         -   (45,519,919)     1,333   12,747,111
Repurchase of Common Stock                                               (100)                                 (100)
Net loss                                                                        (10,654,597)            (10,654,597)
Foreign currency translation adjustment                                                         55,891       55,891
Total comprehensive income (loss)                                                                                    $(10,598,706)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1998                             58,255,667      (100)  (56,174,516)    57,224    2,148,305
Sale of Common Stock ($.05 per share, net)                  686,000                                         700,000
Net loss                                                                         (1,253,696)             (1,253,696)
Foreign currency translation adjustment                                                        (43,020)     (43,020)
Total comprehensive income (loss)                                                                                    $ (1,296,716)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1999                             58,941,667      (100)  (57,428,212)    14,204    1,551,589
Issuance of right to purchase Common Stock
  in lieu of compensation ($0.45 per share)                 198,000                                         198,000
Sale of common stock ($0.05 per share)                       24,500                                          25,000
Sale of common stock ($0.50 per share)                    1,497,000                                       1,500,000
Repurchase of common stock                                             (3,000)                               (3,000)
Net loss                                                                         (1,522,233)             (1,522,233)
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Foreign currency translation adjustment                                                        (14,204)     (14,204)
Total comprehensive income (loss)                                                                                    $ (1,522,233)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2000                           $ 60,761,167   $(3,100) $(58,950,445)  $     --  $ 1,835,152
                                                       ============   =======  ============   ========  ===========
                                                                                                                       (Continued)

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
                                                       ==========  ======  ========  =====  ==========  ======  ========== =======

Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss (unaudited)
Total comprehensive income (loss) (unaudited)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT MARCH 31, 2002                                       -       -         -      -           -       -  27,529,609 $27,530
                                                       ==========  ======  ========  =====  ==========  ======  ========== =======


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                  Deficit
                                                                                Accumulated   Foreign
                                                        Additional                 During     Currency                  Total
                                                         Paid-In     Treasury   Development  Translation            Comprehensive
                                                         Capital       Stock       Stage      Adjustment    Total        Loss
                                                       ------------ ---------- ------------- ----------- ---------- -------------
BALANCE AT DECEMBER 31, 2000                           $ 60,761,167    (3,100) $(58,950,445)        --  $ 1,835,152
(brought forward)
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Net loss                                                                         (2,238,687)             (2,238,687)
Total comprehensive income (loss)                                                                                    $ (2,238,687)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2001                           $ 60,861,167   $(3,100) $(61,189,132)  $     --  $  (303,535
                                                       ============   =======  ============   ========  ===========

Memorandum entry to record as expense for
  honorary services rendered by a shareholder                25,000                                          25,000
Net loss (unaudited)                                                               (595,558)               (595,558)
Total comprehensive income (loss) (unaudited)                                                                        $   (595,558)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT MARCH 31, 2002                              $ 60,886,167   $(3,100) $(61,784,690)  $     --  $  (874,093)
                                                       ============   =======  ============   ========  ===========
                                                                                                                      (Concluded)

See notes to unaudited consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------------
(unaudited)
                                                                                                         October 16, 1987
                                                                                      Three Months        (Inception) to
                                                                                     Ended March 31,      March 31, 2002
                                                                                -----------------------------------------
                                                                                    2002         2001

OPERATING ACTIVITIES
  Net loss                                                                      $  (595,558) $  (412,778)  $(61,784,690)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                    11,837        6,339      2,588,853
    Amortization of premiums (discount) on short-term investments                                               156,692
    Loss on disposal of property and equipment                                                                  194,102
    Loss on license and settlement agreement                                                                     49,026
    Loss on abandonment of patent applications                                       12,984                     290,857
    Vendor settlements                                                                                          (77,257)
    Noncash compensation                                                             25,000       25,000      3,133,451
    Gain from disposal of fixed assets                                                                         (159,473)
    Interest paid by issue of shares in Common Stock                                                            297,148
    Changes in assets and liabilities:
      Inventories                                                                        86                    (540,189)
      Other current assets                                                           27,276      (35,865)      (128,858)
      Other assets                                                                                             (134,582)
      Due to related parties                                                                                     61,371
      Accounts payable and accrued expenses                                          23,569      (78,474)       672,401
                                                                                -----------  -----------   ------------
        Net cash used in operating activities                                      (494,806)    (495,778)   (55,381,148)
                                                                                -----------  -----------   ------------

INVESTING ACTIVITIES
  Acquisition of property and equipment                                              (2,413)      (2,362)    (2,599,139)
  Costs incurred for patents and patent applications                                              (5,576)      (782,527)
  Proceeds from sale of property and equipment                                                                  294,748
  Purchases of short-term investments                                                                       (26,476,638)
  Proceeds from short-term investments and restricted cash                           86,432                  26,406,378
                                                                                -----------  -----------   ------------
        Net cash provided by (used in) investing activities                          84,019       (7,938)    (3,157,178)
                                                                                -----------  -----------   ------------

FINANCING ACTIVITIES
  Repayments of capitalized lease obligations                                                                   (82,234)
  Proceeds from issuance of Series A Preferred Stock - net                                                    8,413,490
  Proceeds from issuance of Series B Preferred Stock - net                                                    1,947,631
  Proceeds from issuance of Series C Preferred Stock - net                                                   11,980,771
  Proceeds from issuance of Common Stock and Common Stock warrants - net                                     33,023,206
  Proceeds from exercise of Common Stock options and Common Stock warrants                                      282,860
  Checks drawn in excess of available bank balances                                   6,360                       6,360
  Proceeds from bank borrowings                                                     180,000                   2,022,000
  Payment on bank borrowings                                                                    (286,000)    (1,092,000)
  Advances from stockholder                                                         200,000                     200,000
  Repayment of advances from stockholder                                                                       (145,000)
  Repurchase of Common Stock held in treasury                                                                    (3,100)
  Proceeds from notes payable issued to stockholder and related party                                         2,096,533
                                                                                -----------  -----------   ------------
        Net cash provided by (used in) financing activities                         386,360     (286,000)    58,650,517
                                                                                -----------  -----------   ------------
    NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (24,427)    (789,716)       112,191
    EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                               (111,497)

  CASH AND CASH EQUIVALENTS:
    BEGINNING OF PERIOD                                                              25,121    1,339,992
                                                                                -----------  -----------   ------------
    END OF PERIOD                                                               $       694  $   550,276   $        694
                                                                                ===========  ===========   ============


See notes to unaudited consolidated financial statements                                                    (continued)

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------------
(unaudited)
                                                                                                         October 16, 1987
                                                                                      Three Months        (Inception) to
                                                                                     Ended March 31,      March 31, 2002
                                                                                -----------------------------------------
                                                                                    2002         2001

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for interest                                      $    12,660  $     2,850   $    475,018
                                                                                ===========  ===========   ============

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
                                                                                                           ============


See notes to unaudited consolidated financial statements                                                    (Concluded)

BIOFIELD CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY - The consolidated balance sheet as of March 31, 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the three month periods ended March 31, 2002 and 2001 and for the period October 16, 1987 (date of inception) through March 31, 2002 have been prepared by Biofield Corp. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for the period October 16, 1987 (date of inception) through March 31, 2002 have been made. During the interim periods reported on, the accounting policies followed are in conformity with accounting principles generally accepted in the United States of America and are consistent with those applied for annual periods as described in the Company's annual report for the year ended December 31, 2001 filed on Form 10-KSB (the "Annual Report") with the Securities and Exchange Commission (the "SEC").

In March 2002, Dr. David Long, the Chairman and Chief Executive Officer of the Company, issued his written commitment to the Company to provide all of the financing needs of the Company during 2002 in order for the Company to meet its operating and capital requirements. As of May 1, 2002, Dr. Long has advanced $300,000 to the Company under this commitment.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The unaudited consolidated financial statements, which include the financial position, results of operations, and cash flows for Biofield Corp. and Biofield International, should be read in conjunction with the financial statements for the year ended December 31, 2001 included in the Annual Report. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

2. RECLASSIFICATIONS - Certain prior period amounts have been reclassified to conform to the current period presentation.

3. CONSOLIDATED FINANCIAL STATEMENTS - The consolidated financial statements include the accounts of the Company and Biofield International. All intercompany transactions and balances have been eliminated in consolidation.

4. NET LOSS PER SHARE - The basic and diluted loss per share is computed based on the weighted average number of common shares outstanding. Common equivalent shares totaling 670,785 are not included in the share calculations since the effect of their inclusion would be antidilutive.

5. INVENTORY - Inventories consist primarily of finished medical devices, sensors, accessories and device and sensor component parts, and are valued at the lower of cost (first-in, first-out basis) or market, including provisions for potential losses from obsolescence.

                                                    March 31,       December 31,
                                                      2002             2001
                                                  (unaudited)
                                                   ----------       ----------
         Components and supplies                   $   44,679       $   44,679
         Finished goods                               675,426          675,512
                                                   ----------       ----------
                                                      720,105          720,191
         Less: Reserve for potential losses           179,916          179,916
                                                   ----------       ----------
                                                   $  540,189       $  540,275
                                                   ----------       ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As a development stage company, we have incurred net losses since inception through March 31, 2002 of approximately $61.8 million. We will continue to incur losses for at least the next several years, until such time, if at all, as we are fully operational and in a position to generate enough revenue to cover our operating expenses. In the short term, the majority of our financial resources, after payment of necessary operating expenses, will be utilized in an effort to obtain US Food and Drug Administration (the "FDA") approval for the Biofield Diagnostic System, to conduct additional clinical trials, for continuing research and development activities and for marketing and administration expenses associated with the anticipated commercialization of the Biofield Diagnostic System. To date, we have not generated material revenues from the commercialization of any products.

In November 1998, we decided to eliminate most of our operations due to lack of adequate financial resources. In December 1998, our common stock was delisted from trading on The Nasdaq Stock Market, primarily due to our inability to comply with certain financial requirements. In March 1999, we announced that our efforts would be directed to selling our existing technology and/or raising additional capital, and that, thereafter, if we were unable to sell our technology or raise additional capital, we would shut down all of our remaining operations. In December 1999, we sold an aggregate of 14 million shares of our common stock for $700,000 to Dr. David Long, his son, Raymond, and their affiliated entities. Thereafter, our Board of Directors and management were reconstituted. In December 2000, we sold an aggregate of three million shares of our common stock in a private placement for $1,500,000.

In May 2000, we were successful in obtaining CE mark certification which permits us to market our equipment in certain European and other countries that recognize the CE mark.

In 2001, besides continuing the efforts necessary for us to seek FDA approval, we commenced activities to market the Biofield Diagnostic System overseas. In June 2001, we appointed Steven Preiss as our Vice President of Regulatory and Clinical Affairs and Quality Assurance and, in September 2001, we appointed Nancy Patterson as Vice President Sales & Marketing Worldwide and Arthur Hilmer as Vice President Sales to strengthen our marketing efforts. In October 2001, we entered into a $364,000 contract with a manufacturer of medical devices to redesign the Biofield Diagnostic System, mainly to replace obsolete parts, incorporate new technology and make other changes to reduce manufacturing costs.

In 2002, our main focus continues to be seeking to obtain FDA approval for our Biofield Diagnostic System, and we are concentrating our marketing efforts in certain key overseas regions that we have identified as appropriate for our marketing and sales efforts. We have had several meetings with the FDA in the last eight months in an effort to reinitiate our application to the FDA for approval of the Biofield Diagnostic System. On April 29, 2002 we met with the FDA to establish a method of presentation of information and to obtain FDA guidance relating to statistical analysis and other filing requirements.


Results of Operations

Comparison of the Unaudited Three Months Ended March 31, 2002 (the "2002 Quarter") with the Unaudited Three Months Ended March 31, 2001 (the "2001 Quarter")

During the 2002 Quarter we generated revenue of $6,000 from sale of sensors, which are disposable components of our system. We did not sell any products during the 2001 Quarter.

We incurred $117,846 of research and development expenses during the 2002 Quarter compared to $23,433 in the 2001 Quarter. The increase of $94,413 or 403% is largely attributable to the costs incurred towards redesign of the Biofield Diagnostic System.

Selling, general and administrative expenses increased by $68,145 or 17% to $474,064 in the 2002 Quarter, compared to $405,919 in the 2001 Quarter. The increase was largely attributable to costs incurred to rebuild our infrastructure, including expenses relating to the three executive officers who were appointed in the second half of 2001.

We earned net interest income of $11,978 in the 2001 Quarter compared to net interest expense of $14,183 in the 2002 Quarter, an adverse variation of $26,161, due to the depletion of our available cash from a $1,500,000 private placement in December 2000 and subsequent borrowing against a bank line of credit to fund our operating expenses.

We had royalty income of $6,696 in the 2002 Quarter compared to $4,596 in the 2001 Quarter, an increase of $2,100 or 46%.

As a result of the foregoing, we incurred a net loss of $595,558 in the 2002 Quarter, compared to a net loss of $412,778 in the 2001 Quarter.


Liquidity and Capital Resources

We have financed our operations since inception almost entirely by the issuance of equity securities, interest income on the then unutilized proceeds from these issuances, and since June 2000 with short-term borrowing under a bank line of credit (the "Line"), the repayment of which has been guaranteed by Dr. David Long, our Chairman and Chief Executive Officer, and certain of his affiliates. We have fully utilized the $1,000,000 limit set for the Line, and since March 2002 Dr. Long has personally provided the necessary funds for our operations.

At March 31, 2002, our short-term liabilities were more than our current assets by $1,244,008, as compared to a working capital deficiency of $695,858 at December 31, 2001, an increase in deficit of $548,150. Our unrestricted cash and cash equivalents were $694 at March 31, 2002, as compared to $25,121 at December 31, 2001. In addition, at December 31, 2001, we had $86,432 of restricted cash, which was released to us in February 2002. At March 31, 2002, we had $540,189 of inventory, as compared to $540,275 at December 31, 2001, of which approximately $496,000 (net of a valuation reserve of approximately $180,000) of the inventory at March 31, 2002 and December 31, 2001, was finished goods, consisting of units of the Biofield Diagnostic System and sensors. All of these units are believed to be currently saleable at prices in excess of their carrying cost.

During the 2001 Quarter, our operating activities utilized $495,778 of net cash, our investing activities utilized $7,938 of net cash, primarily in connection with continuing processing of our patent applications, and our financing activities used $286,000 of net cash to repay our net borrowing under a bank line of credit. During the 2002 Quarter, our operating activities utilized $494,806 of net cash, our investing activities provided $84,019 of net cash from the release restricted cash, and our financing activities provided $386,360 of net cash mainly from borrowing against the bank line of credit and advances from Dr. David Long, our Chairman and Chief Executive Officer.

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

In June 2000, we obtained the Line. In December 2000, we sold an aggregate of 3 million shares of our common stock for $1,500,000, the proceeds of which were used for operating activities and for the repayment of $286,000 of then existing drawdowns under the Line.

In August 2001, we again began to draw against the Line, mainly to pay for operating activities. In November 2001, the Line was increased from $500,000 to $750,000 and, in January 2002 was further increased to $1,000,000. As of May 1, 2002 we had utilized in full the limit of $1,000,000 under the Line.

In March 2002, Dr. Long issued his written commitment to us to provide all of our financing needs to enable us to meet our operating and capital requirements through the end of 2002. As of May 1, 2002, Dr. Long has advanced $300,000 to us.

During 2002, we intend to seek additional funding of at least $1,500,000 through a private placement of our securities. Although we have had preliminary discussions with the management company associated with an institutional holder of our shares of common stock to assist us in such placement, we cannot assure you that any such placement will be successful or whether such additional funding will be timely received, if at all. Until consummation of such placement, we anticipate that we will continue to attempt to defer payment of all of our obligations that are capable of being deferred, which actions may materially affect some of our vendor relationships.

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

As of May 1, 2002, we did not have any material commitments for capital expenditures; although in October 2001 we entered into a $364,000 contract to redesign the Biofield Diagnostic System over an estimated twelve-month period. As of May 1, 2002, we had paid $144,007 under this contract.

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


Certain Critical Accounting Policies

Impairment of long-lived assets

At March 31, 2002, we had $326,867 of capitalized patent costs. In assessing the recoverability of our patents, we have made assumptions regarding estimated future cash flows and other factors relating to the use of our patents to determine the fair value of the respective assets. If our estimates or their related assumptions change in the future, we may be required to record additional charges for these assets not previously recorded. Subsequent impairment losses, if any, will be reflected in operating income in our statement of operations.

Valuation of deferred tax assets

In assessing the realizability of deferred tax assets, we have considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At March 31, 2002 and 2001, we have made full provision for our deferred tax assets due to our continued operating losses and inability to assess the likelihood of generating sufficient future taxable income to realize such benefits. Substantially all of our operating losses are subject to limitation and may expire unutilized.

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


New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 142 "Goodwill and Other Intangible Assets" which revises the accounting for purchased goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company elected to adopt SFAS 142 beginning with the first quarter of fiscal 2002. Under SFAS 142, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead tested for impairment at least annually. Intangible assets with finite lives, primarily patents and trademarks, will continue to be amortized over their useful lives. There was no effect on the financial statements upon the adoption of SFAS 142.


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

                                       BIOFIELD CORP.


Date: May 14, 2002                     By: /s/ DAVID M. LONG
                                           -----------------
                                           David M. Long, Jr., M.D., Ph.D.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date: May 14, 2002                     By: /s/ JOHN D. STEPHENS
                                           ---------------------
                                           John D. Stephens
                                           Senior Vice President and Chief
                                           Operating Officer
                                           (Principal Accounting and Financial
                                           Officer)