Form 10QSB
period 2002-06-30
BIOFIELD CORP \DE\
filed 2002-08-14
CIK 1007018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission file number: 0-27848


                                 BIOFIELD CORP.
                                 --------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                               13-3703450
           --------                                               ----------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)


                         Suite M, 1025 Nine North Drive
                            Alpharetta, Georgia 30004
                         ------------------------------
                    (Address of principal executive offices)

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

             25,286,223 shares of common stock as of August 7, 2002.


Transitional Small Business Disclosure Form    Yes [ ]  No [X]

                                 BIOFIELD CORP.

                                   FORM 10-QSB

                                      INDEX



                                                                     Page Number
                                                                     -----------


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2002 and
         December 31, 2001 (unaudited) ..............................      3

         Consolidated Statements of Operations for the three
         and six months ended June 30, 2002 and 2001 and for
         the period October 16, 1987 (date of inception)
         through June 30, 2002 (unaudited) ..........................      4

         Consolidated Statements of Stockholders' Equity (Deficit)
         for the period October 16, 1987 (date of inception) through
         June 30, 2002 (unaudited) ..................................      5

         Consolidated Statements of Cash Flows for the six
         months ended June 30, 2002 and 2001 and for the
         period October 16, 1987 (date of inception) through
         June 30, 2002 (unaudited) ..................................     10

         Notes to Unaudited Consolidated Financial Statements .......     12

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ..................................     13


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ...........................     18


SIGNATURES ..........................................................     18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------
(unaudited)                                                 June 30,      December 31,
                                                              2002            2001

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                     37,300          25,121
  Restricted cash                                                   --          86,432
  Accounts Receivable                                           89,510          24,214
  Inventories                                                  389,776         540,275
  Other current assets                                          78,608         131,920
                                                          ------------    ------------
     Total current assets                                      595,194         807,962

PROPERTY AND EQUIPMENT - Net                                    22,143          20,320
OTHER ASSETS                                                    22,753          22,753
PATENT AND PATENT APPLICATION - Net                            317,469         349,250
                                                          ------------    ------------
TOTAL                                                     $    957,559    $  1,200,285
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                             791,226         558,790
  Short term debt                                            1,000,000         750,000
  Due to affiliate                                              61,371          61,371
  Due to stockholder                                           600,000              --
  Accrued expenses                                              87,592         133,659
                                                          ------------    ------------
     Total current liabilities                               2,540,189       1,503,820

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred Stock, $.001 par value;  authorized
    12,300,000 shares ; no shares issued or outstanding
  Common Stock, $.001 par value; authorized 40,000,000
    shares; issued 27,592,354 and 27,529,609 shares at
    June 30, 2002 and December 31, 2001, restectively           27,593          27,530
  Treasury Stock - 2,306,131 shares                             (3,100)         (3,100)
  Additional paid-in capital                                60,926,790      60,861,167
  Accumulated deficit during development stage             (62,533,913)    (61,189,132)
                                                          ------------    ------------
     Total stockholders' equity (deficit)                   (1,582,630)       (303,535)
                                                          ------------    ------------
TOTAL                                                     $    957,559    $  1,200,285
                                                          ============    ============


See notes to unaudited consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------------
(unaudited)


                                         ----------------------------   ----------------------------   ----------------
                                                                                                       October 16, 1987
                                              Three Months Ended              Six Months Ended          (Inception) to
                                                   June 30,                       June 30,               June 30, 2002
                                         ----------------------------   ----------------------------   ----------------
                                             2002            2001           2002            2001

REVENUE                                        77,500                         83,500                          106,082
COST OF SALES                                 150,413              --        152,574              --          162,736
                                         ------------    ------------   ------------    ------------     ------------
GROSS LOSS                                    (72,913)             --        (69,074)             --          (56,654)

OPERATING EXPENSES:
  Research and development                    162,963          79,922        280,809         103,355       40,337,581
  Selling, general, and administrative        505,914         386,172        979,978         792,091       24,152,245
  Gain on disposal of fixed assets                 --              --             --              --           (8,084)
                                         ------------    ------------   ------------    ------------     ------------
    Total operating expenses                  668,877         466,094      1,260,787         895,446       64,481,742


OTHER INCOME (EXPENSE):
  Interest income                                  --           1,651             --          13,629        2,476,723
  Interest expense                            (20,443)             --        (34,626)             --         (500,535)
  Royalty income                               13,010           1,365         19,706           5,961           48,044
                                         ------------    ------------   ------------    ------------     ------------
    Net other income (expense)                 (7,433)          3,016        (14,920)         19,590        2,024,232
                                         ------------    ------------   ------------    ------------     ------------
LOSS BEFORE INCOME TAXES                     (749,223)       (463,078)    (1,344,781)       (875,856)     (62,514,164)
PROVISION FOR INCOME TAXES                         --              --             --              --          (19,749)
                                         ------------    ------------   ------------    ------------     ------------
NET LOSS                                 $   (749,223)   $   (463,078)  $ (1,344,781)   $   (875,856)    $(62,533,913)
                                         ============    ============   ============    ============     ============

NET LOSS PER SHARE:
    Basic and Diluted                    $      (0.03)   $      (0.02)  $      (0.05)   $      (0.03)
                                         ============    ============   ============    ============

WEIGHTED-AVERAGE SHARES
    Basic and Diluted                      25,275,766      25,223,478     25,249,622      25,223,478
                                         ============    ============   ============    ============


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

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                            Series A           Series B          Series C
                                                        Preferred Stock    Preferred Stock    Preferred Stock      Common Stock
                                                       ------------------- ----------------- ----------------- --------------------
                                                        Shares    Amount    Shares  Amount    Shares   Amount    Shares  Amount
BALANCE AT DECEMBER 31, 2000                                   --      --        --     --          --      --  27,529,609 $27,530
  (brought forward)
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 2001                                    -       -         -      -           -       -  27,529,609 $27,530
Exercise of Common Stock options                                                                                    62,745      63
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss (unaudited)
Total comprehensive income (loss) (unaudited)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT JUNE 30, 2002 (unaudited)                            -       -         -      -           -       -  27,592,354 $27,593
                                                       ==========  ======  ========  =====  ==========  ======  ========== =======


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                  Deficit
                                                                                Accumulated   Foreign
                                                        Additional                 During     Currency                  Total
                                                         Paid-In     Treasury   Development  Translation            Comprehensive
                                                         Capital       Stock       Stage      Adjustment    Total        Loss
                                                       ------------ ---------- ------------- ----------- ---------- -------------
BALANCE AT DECEMBER 31, 2000                             60,761,167    (3,100) $(58,950,445)        --    1,835,152
(brought forward)
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Net loss                                                                         (2,238,687)             (2,238,687)
Total comprehensive income (loss)                                                                                    $ (2,238,687)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2001                             60,861,167    (3,100)  (61,189,132)        --     (303,535)
Exercise of Common Stock options                             15,623                                          15,686
Memorandum entry to record as expense for
  honorary services rendered by a shareholder                50,000                                          50,000
Net loss (unaudited)                                                             (1,344,781)             (1,344,781)
Total comprehensive income (loss) (unaudited)                                                                        $ (1,344,781)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT JUNE 30, 2002 (unaudited)                   $ 60,926,790   $(3,100) $(62,533,913)  $     --  $(1,582,630)
                                                       ============   =======  ============   ========  ===========
                                                                                                                      (Concluded)


See notes to unaudited consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------
(unaudited)


                                                                                                             October 16, 1987
                                                                                         Six Months           (Inception) to
                                                                                       Ended June 30,         June 30, 2002
                                                                                ---------------------------------------------
                                                                                    2002           2001
OPERATING ACTIVITIES
  Net loss                                                                      $ (1,344,781)  $   (875,856)  $(62,533,913)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                     23,885         12,870      2,600,901
    Amortization of premiums (discount) on short-term investments                                                  156,692
    Loss on disposal of property and equipment                                                                     194,102
    Loss on license and settlement agreement                                                                        49,026
    Loss on abandonment of patent applications                                        12,983                       290,856
    Vendor settlements                                                                                             (77,257)
    Noncash compensation                                                              50,000         50,000      3,158,451
    Gain from disposal of fixed assets                                                                            (159,473)
    Interest paid by issue of shares in Common Stock                                                               297,148
    Changes in assets and liabilities:
      Inventories                                                                    150,499                      (389,776)
      Accounts receivable and other current assets                                   (11,984)        (2,503)      (168,118)
      Other assets                                                                                                (134,582)
      Due to related parties                                                                                        61,371
      Accounts payable and accrued expenses                                          186,369        (88,543)       835,201
                                                                                ------------   ------------   ------------
        Net cash used in operating activities                                       (933,029)      (904,032)   (55,819,371)
                                                                                ------------   ------------   ------------

INVESTING ACTIVITIES
  Acquisition of property and equipment                                               (6,910)        (5,476)    (2,603,636)
  Costs incurred for patents and patent applications                                                (17,438)      (782,527)
  Proceeds from sale of property and equipment                                                                     294,748
  Purchases of short-term investments                                                                          (26,476,638)
  Proceeds from short-term investments and restricted cash                            86,432                    26,406,378
                                                                                ------------   ------------   ------------
        Net cash provided by (used in) investing activities                           79,522        (22,914)    (3,161,675)
                                                                                ------------   ------------   ------------

FINANCING ACTIVITIES
  Repayments of capitalized lease obligations                                                                      (82,234)
  Proceeds from issuance of Series A Preferred Stock - net                                                       8,413,490
  Proceeds from issuance of Series B Preferred Stock - net                                                       1,947,631
  Proceeds from issuance of Series C Preferred Stock - net                                                      11,980,771
  Proceeds from issuance of Common Stock and Common Stock warrants - net                                        33,023,206
  Proceeds from exercise of Common Stock options and Common Stock warrants            15,686                       298,546
  Proceeds from bank borrowings                                                      250,000                     2,092,000
  Payment on bank borrowings                                                                       (286,000)    (1,092,000)
  Advances from stockholder                                                          600,000                       600,000
  Repayment of advances from stockholder                                                                          (145,000)
  Repurchase of Common Stock held in treasury                                                                       (3,100)
  Proceeds from notes payable issued to stockholder and related party                                            2,096,533
                                                                                ------------   ------------   ------------
        Net cash provided by (used in) financing activities                          865,686       (286,000)    59,129,843
                                                                                ------------   ------------   ------------
    NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              12,179     (1,212,946)       148,797
    EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                                  (111,497)

  CASH AND CASH EQUIVALENTS:
    BEGINNING OF PERIOD                                                               25,121      1,339,992
                                                                                ------------   ------------   ------------
    END OF PERIOD                                                               $     37,300   $    127,046   $     37,300
                                                                                ============   ============   ============


See notes to unaudited consolidated financial statements                                                       (continued)

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------
(unaudited)


                                                                                                             October 16, 1987
                                                                                         Six Months           (Inception) to
                                                                                       Ended June 30,         June 30, 2002
                                                                                ---------------------------------------------
                                                                                    2002           2001
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for interest                                      $     26,114   $      2,850   $    488,472
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
                                                                                                              ============


See notes to unaudited consolidated financial statements                                                       (Concluded)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. THE COMPANY - The consolidated balance sheet as of June 30, 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the three and/or six month periods ended June 30, 2002 and 2001 and for the period October 16, 1987 (date of inception) through June 30, 2002 have been prepared by Biofield Corp. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and 2001 and for the period October 16, 1987 (date of inception) through June 30, 2002 have been made. During the interim periods reported on, the accounting policies followed are in conformity with accounting principles generally accepted in the United States of America and are consistent with those applied for annual periods as described in the Company's annual report for the year ended December 31, 2001 filed on Form 10-KSB (the "Annual Report") with the Securities and Exchange Commission (the "SEC").

In March 2002, Dr. David Long, the Chairman and Chief Executive Officer of the Company, issued his written commitment to the Company to provide all of the financing needs of the Company during 2002 in order for the Company to meet at least its minimum operating and capital requirements. As of August 7, 2002, Dr. Long has advanced $700,000 to the Company under this commitment.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The unaudited consolidated financial statements, which include the financial position, results of operations, and cash flows for Biofield Corp. and Biofield International, should be read in conjunction with the financial statements for the year ended December 31, 2001 included in the Annual Report. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

2. RECLASSIFICATIONS - Certain prior period amounts have been reclassified to conform to the current period presentation.

3. CONSOLIDATED FINANCIAL STATEMENTS - The consolidated financial statements include the accounts of the Company and Biofield International. All intercompany transactions and balances have been eliminated in consolidation.

4. NET LOSS PER SHARE - The basic and diluted loss per share is computed based on the weighted average number of common shares outstanding. Common equivalent shares totaling 634,020 as at June 30, 2002 (783,531 as at December 31, 2001) are not included in the share calculations since the effect of their inclusion would be antidilutive.

5. INVENTORY - Inventories consist primarily of finished medical devices, sensors, accessories and device and sensor component parts, and are valued at the lower of cost (first-in, first-out basis) or market, including provisions for potential losses from obsolescence.

                                                    June 30,    December 31,
                                                      2002          2001
                                                   (unaudited)
                                                   ----------    ----------
         Components and supplies                   $   44,679    $   44,679
         Finished goods                               605,167       675,512
                                                   ----------    ----------
                                                      649,846       720,191
         Less: Reserve for potential losses           260,070       179,916
                                                   ----------    ----------
                                                   $  389,776    $  540,275
                                                   ----------    ----------

During the six months ended June 30, 2002, the Company increased the reserve for potential losses by $80,154. Additionally, the Company shipped two devices totaling $18,267 in satisfaction of warranty claims. These amounts have been included in the Cost of Sales in the accompanying Consolidated Statements of Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As a development stage company, we have incurred net losses since inception through June 30, 2002 of approximately $62.5 million. We will continue to incur losses for at least the next several years, until such time, if at all, as we are fully operational and in a position to generate enough revenue to cover our operating expenses. In the short term, the majority of our financial resources, after payment of necessary operating expenses, will be utilized in an effort to obtain US Food and Drug Administration (the "FDA") approval for the Biofield Diagnostic System, to conduct additional clinical trials, for continuing research and development activities and for marketing and administration expenses associated with the anticipated commercialization of the Biofield Diagnostic System. To date, we have not generated material revenues from the commercialization of any products.

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

In May 2000, we were successful in obtaining CE mark certification, which permits us to market our equipment in certain European and other countries that recognize the CE mark.

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

In 2002, our main focus continues to be seeking to obtain FDA approval for our Biofield Diagnostic System, and we are concentrating our marketing efforts in certain key overseas regions that we have identified as appropriate for our marketing and sales efforts. We have had several meetings with the FDA in the last twelve months in an effort to reinitiate our application to the FDA for approval of the Biofield Diagnostic System. Although we still have not submitted our application to the FDA, these meetings have enabled us to establish a method of presentation of information and to obtain guidance relating to statistical analysis and other PMA related filing requirements.


Results of Operations

Comparison of the Unaudited Six Months Ended June 30, 2002 (the "2002 Period") with the Unaudited Six Months Ended June 30, 2001 (the "2001 Period")

During the 2002 Period, we generated revenue of $83,500 from the sale of five Biofield Diagnostic Systems to one of our distributors as demonstration units and from the sale of sensors. We did not sell any products during the 2001 Period.

Cost of Sales for the 2002 Period includes charges for the increase in the inventory reserve for potential losses amounting to $80,154 and warranty claims amounting to $18,267. The remaining amount of $54,153 relates to the cost of finished products sold, which generated revenue of $83,500.

We incurred $280,809 of research and development expenses during the 2002 Period compared to $103,355 in the 2001 Period, an increase of $177,454 or 172%. The major reason for the increase in research and development expenses during the 2002 Period was due to expenses amounting to $232,065 incurred for the redesign of the Biofield Diagnostic System.

Selling, general and administrative expenses increased by $187,887 or 24% to $979,978 in the 2002 Period, compared to $792,091 in the 2001 Period. The increase was largely attributable to the costs incurred to rebuild our infrastructure, including expenses relating to the three executive officers who were appointed in the second half of 2001 and their associated functions.

We earned net interest income of $13,629 in the 2001 Period compared to net interest expense of $34,626 in the 2002 Period, an adverse variation of $48,255, due to the depletion of our available cash from a $1,500,000 private placement in December 2000 and subsequent borrowing to fund our operating expenses.

We had royalty income related to a license of our sensor technology of $19,706 in the 2002 Period compared to $5,961 in the 2001 Period, an increase of $13,745 or 231%.

As a result of the foregoing, we incurred a net loss of $1,344,781 in the 2002 Period, compared to a net loss of $875,856 in the 2001 Period.


Comparison of the Unaudited Three Months Ended June 30, 2002 (the "2002 Quarter") with the Unaudited Three Months Ended June 30, 2001 (the "2001 Quarter")

During the 2002 Quarter, we generated revenue of $77,500 from the sale of five Biofield Diagnostic Systems as demonstration units and from the sale of sensors to one of our distributors. We did not sell any products during the 2001 Quarter.

Cost of Sales for the 2002 Quarter includes charges for the increase in the inventory reserve for potential losses amounting to $80,154 and warranty claims amounting to $18,267. The remaining amount of $51,992 relates to the cost of finished products sold, which generated revenue of $77,500.

We incurred $162,963 of research and development expenses during the 2002 Quarter compared to $79,922 in the 2001 Quarter, an increase of $83,041 or 104%. The major reason for the increase in research and development expenses during the 2002 Quarter was due to expenses amounting to $143,142 incurred for the redesign of the Biofield Diagnostic System.

Selling, general and administrative expenses increased by $119,742 or 31% to $505,914 in the 2002 Quarter, compared to $386,172 in the 2001 Quarter. The increase was largely attributable to the costs incurred to rebuild our infrastructure, including expenses relating to the three executive officers who were appointed in the second half of 2001 and their associated functions.

We earned net interest income of $1,651 in the 2001 Quarter compared to net interest expense of $20,443 in the 2002 Quarter, an adverse variation of $22,094, due to the depletion of our available cash from a $1,500,000 private placement in December 2000 and subsequent borrowing to fund our operating expenses.

We had royalty income related to a license of our sensor technology of $13,010 in the 2002 Quarter compared to $1,365 in the 2001 Quarter, an increase of $11,645 or 853%.

As a result of the foregoing, we incurred a net loss of $749,223 in the 2002 Quarter, compared to a net loss of $463,078 in the 2001 Quarter.

Liquidity and Capital Resources

We have financed our operations since inception almost entirely by the issuance of equity securities, interest income on the then unutilized proceeds from these issuances, and, since June 2000, with short-term borrowing under a bank line of credit (the "Line"), the repayment of which has been guaranteed by Dr. David Long, our Chairman and Chief Executive Officer, and certain of his affiliates and with direct advances from Dr. Long. We have fully utilized the $1,000,000 limit set for the Line, and since March 2002 Dr. Long has personally provided the unsecured advances to us for our operations, repayment of which may be demanded at any time. We have accrued interest for such advances at a rate of 1% above the prime bank rate. Interest payments, if any, for these advances have not yet been determined.

At June 30, 2002, our short-term liabilities were more than our current assets by $1,944,995, as compared to a working capital deficiency of $695,858 at December 31, 2001, an increase of $1,249,137. Our unrestricted cash and cash equivalents were $37,300 at June 30, 2002, as compared to $25,121 at December 31, 2001. In addition, at December 31, 2001, we had $86,432 of restricted cash, which was released to us in February 2002. At June 30, 2002, we had $389,776 of inventory, as compared to $540,275 at December 31, 2001, of which, at June 30, 2001, $345,097 (net of a valuation reserve of $260,070) was finished goods, consisting of units of the Biofield Diagnostic System and sensors, as compared to $495,596 (net of a valuation reserve of $179,916) at December 31, 2001. All of these units are believed to be currently saleable at prices in excess of their carrying cost.

During the 2001 Period, our operating activities utilized $904,032 of net cash, our investing activities utilized $22,914 of net cash, primarily in connection with continuing processing of our patent applications, and our financing activities used $286,000 of net cash to repay our net borrowing under a bank line of credit. During the 2002 Period, our operating activities utilized $933,029 of net cash, our investing activities provided $79,522 of net cash from the release of restricted cash (after paying $6,910 for purchase of office equipment), and our financing activities provided $865,686 of cash from borrowing under the bank line of credit ($250,000), advances ($600,000) from Dr. David Long, our Chairman and Chief Executive Officer, and proceeds from exercise of common stock options ($15,686).

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

In August 2001, we again began to draw against the Line, mainly to pay for operating activities. In November 2001, the Line was increased from $500,000 to $750,000 and, in January 2002, was further increased to $1,000,000. As of August 7, 2002, we had utilized in full the limit of $1,000,000 under the Line.

In March 2002, Dr. Long issued his written commitment to us to provide all of our financing needs to enable us to meet at least our minimum operating and capital requirements through the end of 2002. As of August 7, 2002, Dr. Long has advanced $700,000 to us.

During 2002, we intend to seek additional funding of $2,000,000 to $3,000,000 through a private placement of our securities. Although in July 2002, we appointed an investment banking firm to act as a financial consultant to assist us in such placement, we cannot assure you that any such placement will be successful or whether such additional funding will be timely received, if at all. Until consummation of such placement, we anticipate that we will continue to attempt to defer payment of all of our obligations that are capable of being deferred, which actions may materially affect some of our vendor relationships.

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

As of August 7, 2002, we did not have any material commitments for capital expenditures; although in October 2001 we entered into a $364,000 contract to redesign the Biofield Diagnostic System over an estimated twelve-month period. As of August 7, 2002, we had paid $158,661 under this contract.

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


Certain Critical Accounting Policies

Impairment of long-lived assets

At June 30, 2002, we had $317,469 of capitalized patent costs. In assessing the recoverability of our patents, we have made assumptions regarding estimated future cash flows and other factors relating to the use of our patents to determine the fair value of the respective assets. If our estimates or their related assumptions change in the future, we may be required to record additional charges for these assets not previously recorded. Subsequent impairment losses, if any, will be reflected in operating income in our statement of operations.

Valuation of deferred tax assets

In assessing the realizability of deferred tax assets, we have considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At June 30, 2002 and 2001, we have made full provision for our deferred tax assets due to our continued operating losses and inability to assess the likelihood of generating sufficient future taxable income to realize such benefits. Substantially all of our operating losses are subject to limitation and may expire unutilized.

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


New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 142, "Goodwill and Other Intangible Assets" which revises the accounting for purchased goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company elected to adopt SFAS 142 beginning with the first quarter of fiscal 2002. Under SFAS 142, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead tested for impairment at least annually. Intangible assets with finite lives, primarily patents and trademarks, will continue to be amortized over their useful lives. There was no effect on the financial statements upon the adoption of SFAS 142.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Standard addresses financial accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction or development transactions. The Company plans to adopt this in the first quarter of 2003. The adoption of this Standard is not expected to have a material impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for financial periods after January 1, 2002. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAF No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Standard supersedes guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAF No. 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. This Standard is effective for all exit and disposal activities initiated after December 31, 2002. The adoption of this Standard is not expected to have a material impact on the Company's financial position or results of operations.


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

We have no obligation to release publicly the result of any revisions to any of our forward-looking statements to reflect events or circumstances that occur after the date of this Quarterly Report on Form 10-QSB or to reflect the occurrence of other unanticipated events.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  99.1 Certification of David M. Long, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  99.2 Certification of John D. Stephens, Senior Vice President and Chief Operating Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K

                  None



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                       BIOFIELD CORP.

Date: August 14, 2002                  By: /s/ DAVID M. LONG
                                           -----------------
                                           David M. Long, Jr., M.D., Ph.D.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date: August 14, 2002                  By: /s/ JOHN D. STEPHENS
                                           --------------------
                                           John D. Stephens
                                           Senior Vice President and Chief
                                           Operating Officer
                                           (Principal Accounting and Financial
                                            Officer)