Form 10QSB
period 2002-09-30
BIOFIELD CORP \DE\
filed 2002-11-14
CIK 1007018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


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

            25,286,223 shares of common stock as of October 31, 2002.


Transitional Small Business Disclosure Form      Yes [ ]   No [X]

                                 BIOFIELD CORP.

                                   FORM 10-QSB

                                      INDEX


                                                                     Page Number
                                                                     -----------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2002 and
         December 31, 2001 (unaudited)                                    3

         Consolidated Statements of Operations for the three and
         nine months ended September 30, 2002 and 2001 and for the
         period October 16, 1987 (date of inception) through
         September 30, 2002 (unaudited)                                   4

         Consolidated Statements of Stockholders' Equity (Deficit)
         for the period October 16, 1987 (date of inception)
         through September 30, 2002 (unaudited)                           5

         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2002 and 2001 and for the period
         October 16, 1987 (date of inception) through September 30,
         2002 (unaudited)                                                10

         Notes to Unaudited Consolidated Financial Statements            12

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       13

Item 3.  Controls and Procedures                                         17


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                18


SIGNATURES                                                               18

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements



BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------
(unaudited)                                                  September 30,   December 31,
                                                                 2002            2001

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        23,675          25,121
  Restricted cash                                                      --          86,432
  Accounts Receivable                                              72,800          24,214
  Inventories                                                     262,318         540,275
  Other current assets                                             55,131         131,920
                                                             ------------    ------------
    Total current assets                                          413,924         807,962

PROPERTY AND EQUIPMENT - Net                                       21,007          20,320
OTHER ASSETS                                                       22,753          22,753
PATENT AND PATENT APPLICATION - Net                               308,070         349,250
                                                             ------------    ------------
TOTAL                                                        $    765,754    $  1,200,285
                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                                905,648         558,790
  Short term debt                                               1,000,000         750,000
  Due to affiliate                                                 61,371          61,371
  Due to stockholder                                              950,000              --
  Accrued expenses                                                131,862         133,659
                                                             ------------    ------------
    Total current liabilities                                   3,048,881       1,503,820

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred Stock, $.001 par value;  authorized
    12,300,000 shares ; no shares issued or outstanding
  Common Stock, $.001 par value; authorized 40,000,000
    shares; issued 27,592,354 and 27,529,609 shares at
    September 30, 2002 and December 31, 2001, respectively         27,593          27,530
  Treasury Stock - 2,306,131 shares                                (3,100)         (3,100)
  Additional paid-in capital                                   60,951,790      60,861,167
  Accumulated deficit during development stage                (63,259,410)    (61,189,132)
                                                             ------------    ------------
    Total stockholders' equity (deficit)                       (2,283,127)       (303,535)
                                                             ------------    ------------
TOTAL                                                        $    765,754    $  1,200,285
                                                             ============    ============


See notes to unaudited consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------
(unaudited)

                                        ----------------------------    ----------------------------    ----------------------------
                                                                                                              October 16, 1987
                                             Three Months Ended               Nine Months Ended                (Inception) to
                                                September 30,                   September 30,                September 30, 2002
                                        ----------------------------    ----------------------------    ----------------------------
                                            2002            2001            2002            2001

REVENUE                                       18,500                         102,000                                 124,582
COST OF SALES (Note 5)                       127,458              --         280,032              --                 290,194
                                        ------------    ------------    ------------    ------------            ------------
GROSS LOSS                                  (108,958)             --        (178,032)             --                (165,612)

OPERATING EXPENSES:
  Research and development                    55,798          31,598         336,607         134,953              40,393,379
  Selling, general, and administrative       552,818         502,423       1,532,796       1,294,514              24,705,063
  Gain on disposal of fixed assets                --              --              --              --                  (8,084)
                                        ------------    ------------    ------------    ------------            ------------
    Total operating expenses                 608,616         534,021       1,869,403       1,429,467              65,090,358


OTHER INCOME (EXPENSE):
  Interest income                                 --              --              --          13,629               2,476,723
  Interest expense                            (9,723)         (3,735)        (44,349)         (3,735)               (510,258)
  Royalty income                               1,800           2,095          21,506           8,056                  49,844
                                        ------------    ------------    ------------    ------------            ------------
    Net other income (expense)                (7,923)         (1,640)        (22,843)         17,950               2,016,309
                                        ------------    ------------    ------------    ------------            ------------
LOSS BEFORE INCOME TAXES                    (725,497)       (535,661)     (2,070,278)     (1,411,517)            (63,239,661)
PROVISION FOR INCOME TAXES                        --              --              --              --                 (19,749)
                                        ------------    ------------    ------------    ------------            ------------
NET LOSS                                $   (725,497)   $   (535,661)   $ (2,070,278)   $ (1,411,517)           $(63,259,410)
                                        ============    ============    ============    ============            ============

NET LOSS PER SHARE:
    Basic and Diluted                   $      (0.03)   $      (0.02)   $      (0.08)   $      (0.06)
                                        ============    ============    ============    ============

WEIGHTED-AVERAGE SHARES
    Basic and Diluted                     25,286,223      25,223,478      25,261,822      25,223,478
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

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                            Series A           Series B          Series C
                                                        Preferred Stock    Preferred Stock    Preferred Stock      Common Stock
                                                       ------------------- ----------------- ----------------- --------------------
                                                        Shares    Amount    Shares  Amount    Shares   Amount    Shares  Amount
BALANCE AT DECEMBER 31, 2000                                   --      --        --     --          --      --  27,529,609 $27,530
  (brought forward)
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 2001                                   --      --        --     --          --      --  27,529,609 $27,530
Exercise of Common Stock options                                                                                    62,745      63
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss (unaudited)
Total comprehensive income (loss) (unaudited)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT SEPTEMBER 30, 2002 (unaudited)                      --      --        --     --          --      --  27,592,354 $27,593
                                                       ==========  ======  ========  =====  ==========  ======  ========== =======


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                  Deficit
                                                                                Accumulated   Foreign
                                                        Additional                 During     Currency                  Total
                                                         Paid-In     Treasury   Development  Translation            Comprehensive
                                                         Capital       Stock       Stage      Adjustment    Total        Loss
                                                       ------------ ---------- ------------- ----------- ---------- -------------
BALANCE AT DECEMBER 31, 2000                             60,761,167    (3,100) $(58,950,445)        --    1,835,152
(brought forward)
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Net loss                                                                         (2,238,687)             (2,238,687)
Total comprehensive income (loss)                                                                                    $ (2,238,687)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2001                             60,861,167    (3,100)  (61,189,132)        --     (303,535)
Exercise of Common Stock options                             15,623                                          15,686
Memorandum entry to record as expense for
  honorary services rendered by a shareholder                75,000                                          75,000
Net loss (unaudited)                                                             (2,070,278)             (2,070,278)
Total comprehensive income (loss) (unaudited)                                                                        $ (2,070,278)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT SEPTEMBER 30, 2002 (unaudited)              $ 60,951,790   $(3,100) $(63,259,410)  $     --  $(2,283,127)
                                                       ============   =======  ============   ========  ===========
                                                                                                                      (Concluded)


See notes to unaudited consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------------------
(unaudited)
                                                                                                               October 16, 1987
                                                                                        Nine Months             (Inception) to
                                                                                    Ended September 30,       September 30, 2002
                                                                                ------------------------------------------------
                                                                                    2002           2001

OPERATING ACTIVITIES
  Net loss                                                                      $ (2,070,278)  $ (1,411,517)     $(63,259,410)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                     36,189         19,675         2,613,205
    Amortization of premiums (discount) on short-term investments                                                     156,692
    Loss on disposal of property and equipment                                                                        194,102
    Loss on license and settlement agreement                                                                           49,026
    Loss on abandonment of patent applications                                        12,983                          290,856
    Vendor settlements                                                                                                (77,257)
    Noncash compensation                                                              75,000         75,000         3,183,451
    Gain from disposal of fixed assets                                                                               (159,473)
    Interest paid by issue of shares in Common Stock                                                                  297,148
    Changes in assets and liabilities:
      Inventories                                                                    277,957         38,586          (262,318)
      Accounts receivable and other current assets                                    28,203         14,123          (127,931)
      Other assets                                                                                                   (134,582)
      Due to related parties                                                                          4,526            61,371
      Accounts payable and accrued expenses                                          345,061        (20,317)          993,893
                                                                                ------------   ------------      ------------
          Net cash used in operating activities                                   (1,294,885)    (1,279,924)      (56,181,227)
                                                                                ------------   ------------      ------------

INVESTING ACTIVITIES
  Acquisition of property and equipment                                               (8,679)        (7,460)       (2,605,405)
  Costs incurred for patents and patent applications                                                (21,212)         (782,527)
  Proceeds from sale of property and equipment                                                                        294,748
  Purchases of short-term investments                                                                             (26,476,638)
  Proceeds from short-term investments and restricted cash                            86,432                       26,406,378
                                                                                ------------   ------------      ------------
          Net cash provided by (used in) investing activities                         77,753        (28,672)       (3,163,444)
                                                                                ------------   ------------      ------------

FINANCING ACTIVITIES
  Repayments of capitalized lease obligations                                                                         (82,234)
  Proceeds from issuance of Series A Preferred Stock - net                                                          8,413,490
  Proceeds from issuance of Series B Preferred Stock - net                                                          1,947,631
  Proceeds from issuance of Series C Preferred Stock - net                                                         11,980,771
  Proceeds from issuance of Common Stock and Common Stock warrants - net                                           33,023,206
  Proceeds from exercise of Common Stock options and Common Stock warrants            15,686                          298,546
  Proceeds from bank borrowings                                                      250,000        300,000         2,092,000
  Payment on bank borrowings                                                                       (286,000)       (1,092,000)
  Advances from stockholder                                                          950,000                          950,000
  Repayment of advances from stockholder                                                                             (145,000)
  Repurchase of Common Stock held in treasury                                                                          (3,100)
  Proceeds from notes payable issued to stockholder and related party                                               2,096,533
                                                                                ------------   ------------      ------------
          Net cash provided by financing activities                                1,215,686         14,000        59,479,843
                                                                                ------------   ------------      ------------
    NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (1,446)    (1,294,596)          135,172
    EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                                     (111,497)

  CASH AND CASH EQUIVALENTS:
    BEGINNING OF PERIOD                                                               25,121      1,339,992
                                                                                ------------   ------------      ------------
    END OF PERIOD                                                               $     23,675   $     45,396      $     23,675
                                                                                ============   ============      ============


See notes to unaudited consolidated financial statements                                                          (continued)

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------------------
(unaudited)
                                                                                                               October 16, 1987
                                                                                        Nine Months             (Inception) to
                                                                                    Ended September 30,       September 30, 2002
                                                                                ------------------------------------------------
                                                                                    2002           2001

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for interest                                      $     44,617   $      3,735      $    506,975
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
                                                                                                                 ============

See notes to unaudited consolidated financial statements                                                           (Concluded)

BIOFIELD CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY - The consolidated balance sheet as of September 30, 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the three and/or nine month periods ended September 30, 2002 and 2001 and for the period October 16, 1987 (date of inception) through September 30, 2002 have been prepared by Biofield Corp. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and 2001 and for the period October 16, 1987 (date of inception) through September 30, 2002 have been made. During the interim periods reported on, the accounting policies followed are in conformity with accounting principles generally accepted in the United States of America and are consistent with those applied for annual periods as described in the Company's annual report for the year ended December 31, 2001 filed on Form 10-KSB (the "Annual Report") with the Securities and Exchange Commission (the "SEC").

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The unaudited consolidated financial statements, which include the financial position, results of operations, and cash flows for Biofield Corp. and its wholly owned subsidiary, Biofield International, Inc., should be read in conjunction with the financial statements for the year ended December 31, 2001 included in the Annual Report. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

2. RECLASSIFICATIONS - Certain prior period amounts have been reclassified to conform to the current period presentation.

3. CONSOLIDATED FINANCIAL STATEMENTS - The consolidated financial statements include the accounts of the Company and Biofield International, Inc. All intercompany transactions and balances have been eliminated in consolidation.

4. NET LOSS PER SHARE - The basic and diluted loss per share is computed based on the weighted average number of common shares outstanding. Common equivalent shares totaling 597,255 as at September 30, 2002 (783,531 as at December 31,
2001) are not included in the share calculations since the effect of their inclusion would be antidilutive.

5. INVENTORY - Inventories consist primarily of finished medical devices, sensors, accessories and device and sensor component parts, and are valued at the lower of cost (first-in, first-out basis) or market, including provisions for potential losses from obsolescence.

                                                 September 30,      December 31,
                                                     2002               2001
                                                  (unaudited)
                                                 ------------------------------
         Components and supplies                 $    44,679        $    44,679
         Finished goods                              593,926            675,512
                                                 ------------------------------
                                                     638,605            720,191
         Less: Reserve for potential losses          376,287            179,916
                                                 ------------------------------
                                                 $   262,318        $   540,275
                                                 ------------------------------

During the three and nine month periods ended September 30, 2002, the Company increased the reserve for potential losses by $116,217 and $196,371, respectively. Additionally, the Company shipped two devices totaling $18,267, in satisfaction of warranty claims in the quarter ended June 30, 2002. These amounts have been included in the Cost of Sales in the accompanying Consolidated Statements of Operations.

6. SUBSEQUENT EVENTS - In April 2002, the Company had utilized in full the limit of $1,000,000 under a bank line of credit (the "Line"), the repayment of which has been guaranteed by Dr. David Long, the Company's Chairman and Chief Executive Officer, and certain of his affiliates. Anticipating such event, in March 2002, Dr. Long issued his written commitment to the Company to provide all of its financing needs to enable the Company to meet at least its minimum operating and capital requirements through the end of 2002. As of November 5, 2002, Dr. Long had advanced $1,050,000 to the Company on an unsecured basis, repayment of which may be demanded at any time after December 31, 2002. Interest on these advances accrues at the rate of prime plus 2% and is payable in unregistered shares of the Company's common stock unless Dr. Long requests, at the beginning of any fiscal quarter, that interest for such fiscal quarter be payable in cash. The number of shares of common stock issuable to Dr. Long is determined on the last business day of each fiscal quarter based upon the closing price of the Company's common stock on such date. As of September 30, 2002, no such shares had been issued, although an aggregate of 45,020 shares have been reserved for issuance in payment of all interest accrued on Dr. Long's advances through such date. On November 5, 2002, Dr. Long agreed to lend the Company an additional $450,000 in return for its three year convertible note, which will accrue interest at 10% per annum. The note and interest accrued thereon, at Dr. Long's option, will be convertible into unregistered shares of the Company's common stock at the rate of $0.40 per share, the closing price of the Company's common stock on November 5, 2002. The $450,000 loan is in the amount anticipated to be necessary to enable the Company to meet its minimum operating and capital requirements through the end of 2002, assuming no unanticipated events arise and no unscheduled expenses are incurred. In the event that the Company is not successful in obtaining third-party financing and Dr. Long does not agree to fund the Company's then current operations after the end of 2002, the continuation of business operations will be materially jeopardized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

As a development stage company, we have incurred net losses since inception through September 30, 2002 of approximately $63.3 million. We will continue to incur losses for at least the next several years, until such time, if at all, as we are fully operational and in a position to generate enough revenue to cover our operating expenses. We have not generated material revenues from the commercialization of any products and do not have the necessary financial resources to conduct our activities for any extended period of time in the absence of third party financing.

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

In May 2000, we received CE mark certification for the Biofield Diagnostic System, which permits us to commercialize our equipment in certain European and other countries that recognize the CE mark.

In 2001, we commenced activities to commercialize the Biofield Diagnostic System overseas. In June 2001, we appointed Steven Preiss as our Vice President of Regulatory and Clinical Affairs and Quality Assurance and, in September 2001, we appointed Nancy Patterson as Vice President Sales & Marketing Worldwide. Both of these officers are consultants to our Company. In October 2001, we entered into a $364,000 contract with a manufacturer of medical devices to redesign the Biofield Diagnostic System, mainly to incorporate new technology, replace obsolete parts, and make other changes to reduce manufacturing costs.

In 2002, our main focus has been directed to completion of our application to the U.S. Food and Drug Administration (the "FDA") in an attempt to obtain approval for the commercialization of the Biofield Diagnostic System in the U.S. We have had several informal informational meetings with the FDA over the last twelve months. These meetings have enabled us to establish a method for presenting our data, and have given us guidance relating to statistical analysis and other filing requirements. Although we have not submitted our application to the FDA, we expect to do so shortly.

Results of Operations

Comparison of the Unaudited Nine Months Ended September 30, 2002 (the "2002 Period") with the Unaudited Nine Months Ended September 30, 2001 (the "2001 Period")

During the 2002 Period, we generated revenue of $102,000 from the sale of six Biofield Diagnostic Systems to two of our distributors as demonstration units and from the sale of sensors. We did not sell any products during the 2001 Period.

Cost of Sales for the 2002 Period includes charges for the increase in the inventory reserve for potential losses amounting to $196,371 and warranty claims on two demonstration units amounting to $18,267. The remaining amount of $65,394 relates to the cost of finished products sold during the 2002 Period.

We incurred $336,607 of research and development expenses during the 2002 Period compared to $134,953 in the 2001 Period, an increase of $201,654 or 149%. The major reason for the increase in research and development expenses during the 2002 Period was due to expenses amounting to $306,465 incurred for the redesign of the Biofield Diagnostic System.

Selling, general and administrative expenses increased by $238,282 or 18% to $1,532,796 in the 2002 Period from $1,294,514 in the 2001 Period. The increase was largely attributable to the increase in payroll costs and travel expenses incurred in our regulatory and marketing efforts.

We had net interest expense of $44,349 in the 2002 Period compared to net interest income of $9,894 in the 2001 Period, an adverse variation of $54,243, due to the depletion of our available cash from a $1,500,000 private placement in December 2000 and subsequent borrowing to fund our operating expenses.

We had royalty income related to a license of our sensor technology of $21,506 in the 2002 Period compared to $8,056 in the 2001 Period, an increase of $13,450 or 167%.

As a result of the foregoing, we incurred a net loss of $2,070,278 in the 2002 Period, compared to a net loss of $1,411,517 in the 2001 Period.


Comparison of the Unaudited Three Months Ended September 30, 2002 (the "2002 Quarter") with the Unaudited Three Months Ended September 30, 2001 (the "2001 Quarter")

During the 2002 Quarter, we generated revenue of $18,500 from the sale of one Biofield Diagnostic System as a demonstration unit and from the sale of sensors to one of our distributors. We did not sell any products during the 2001 Quarter.

Cost of Sales for the 2002 Quarter includes charges for the increase in the inventory reserve for potential losses amounting to $116,217. The remaining amount of $11,241 relates to the cost of finished products sold during the 2002 Quarter.

We incurred $55,798 of research and development expenses during the 2002 Quarter compared to $31,598 in the 2001 Quarter, an increase of $24,200 or 77%. The full amount of expense incurred in the 2002 Quarter was for the redesign of the Biofield Diagnostic System.

Selling, general and administrative expenses increased by $50,395 or 10% to $552,818 in the 2002 Quarter from $502,423 in the 2001 Quarter. The increase was largely attributable to the increase in payroll costs and travel expenses incurred in our regulatory and marketing efforts.

Interest expense increased by $5,988 to $9,723 in the 2002 Quarter, compared to $3,735 in the 2001 Quarter due to the depletion of our available cash from a $1,500,000 private placement in December 2000 and subsequent borrowing to fund our operating expenses.

We had royalty income related to a license of our sensor technology of $1,800 in the 2002 Quarter compared to $2,095 in the 2001 Quarter, a decrease of $295 or 14%.

As a result of the foregoing, we incurred a net loss of $725,497 in the 2002 Quarter, compared to a net loss of $535,661 in the 2001 Quarter.

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

At September 30, 2002, our short-term liabilities exceeded our current assets by $2,634,957, as compared to a working capital deficiency of $695,858 at December 31, 2001, an increase of $1,939,099. Our unrestricted cash and cash equivalents were $23,675 at September 30, 2002, as compared to $25,121 at December 31, 2001. In addition, at December 31, 2001, we had $86,432 of restricted cash, which was released to us in February 2002. At September 30, 2002, we had $262,318 of inventory, as compared to $540,275 at December 31, 2001, of which, at September 30, 2001, $217,639 (net of a valuation reserve of $376,287) was finished goods, consisting of units of the Biofield Diagnostic System and sensors, as compared to $495,596 (net of a valuation reserve of $179,916) at December 31, 2001. The marketability of these units will be diminished once the next generation Biofield Diagnostic Device is released.

During the nine months ended September 30, 2002, our operating activities utilized $1,294,885 of net cash, our investing activities provided $77,753 of net cash from the release of restricted cash (after paying $8,679 for purchase of office equipment), and our financing activities provided $1,215,686 of cash from borrowing under the Line ($250,000), advances ($950,000) from Dr. Long, and proceeds from exercise of common stock options ($15,686). During the corresponding period in 2001, our operating activities utilized $1,279,924 of net cash, our investing activities utilized $28,672 of net cash, primarily in connection with continuing processing of our patent applications, and our financing activities provided $14,000 of net cash obtained from bank loans under the Line.

In April 2002, we had utilized in full the limit of $1,000,000 under the Line. Anticipating such event, in March 2002, Dr. Long issued his written commitment to us to provide all of our financing needs to enable us to meet at least our minimum operating and capital requirements through the end of 2002. As of November 5, 2002, Dr. Long had advanced $1,050,000 to us on an unsecured basis, repayment of which may be demanded at any time after December 31, 2002. Interest on these advances accrues at the rate of prime plus 2% and is payable in unregistered shares of our common stock unless Dr. Long requests, at the beginning of any fiscal quarter, that interest for such fiscal quarter be payable in cash. The number of shares of common stock issuable to Dr. Long is determined on the last business day of each fiscal quarter based upon the closing price of our common stock on such date. As of September 30, 2002, no such shares had been issued, although an aggregate of 45,020 shares have been reserved for issuance in payment of all interest accrued on Dr Long's advances through such date. On November 5, 2002, Dr. Long agreed to lend us an additional $450,000 in return for our three year convertible note, which will accrue interest at 10% per annum. The note and interest accrued thereon, at Dr. Long's option, will be convertible into unregistered shares of our common stock at the rate of $0.40 per share, the closing price of our common stock on November 5, 2002. The $450,000 loan is in the amount anticipated to be necessary to enable us to meet our minimum operating and capital requirements through the end of 2002, assuming no unanticipated events arise and no unscheduled expenses are incurred.

Since the beginning of 2002, we have sought third-party funding of at least $3,000,000 through a private placement of our securities and retained an investment banker to assist us with our financing efforts. However, we were not successful, and currently are continuing our attempts to obtain third-party financing. We cannot assure that such efforts will be successful or, if successful, will result in the timely receipt of additional funding. During the past year, we have deferred payment of our obligations, when and as possible, which actions may have materially affected some of our vendor, consultant and other relationships. As of September 30, 2002, we had a working capital deficiency of $2,634,957 and our accounts payable aggregated $905,648, which amounts have increased since such date. In the event that we are not successful in our third-party financing efforts and Dr. Long does not, again, agree to fund our current operations, the continuation of our business operations will be materially jeopardized.

In the event that we are successful in our current efforts to obtain third-party funding, we do not expect to generate a positive cash flow from our operations for at least several years, if at all, due to anticipated expenditures for research and development activities, administrative and marketing activities, and working capital requirements.

As of October 31, 2002, we did not have any material commitments for capital expenditures; although in October 2001 we entered into a $364,000 contract to redesign the Biofield Diagnostic System over an estimated twelve-month period. As of October 31, 2002, we had paid $158,661 under this contract.

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


Certain Critical Accounting Policies

Impairment of long-lived assets

At September 30, 2002, we had $308,070 of capitalized patent costs. In assessing the recoverability of our patents, we have made assumptions regarding estimated future cash flows and other factors relating to the use of our patents to determine the fair value of the respective assets. If our estimates or their related assumptions change in the future, we may be required to record additional charges for these assets not previously recorded. Subsequent impairment losses, if any, will be reflected in operating income in our statement of operations.

Valuation of deferred tax assets

In assessing the realizability of deferred tax assets, we have considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At September 30, 2002, we have made full provision for our deferred tax assets due to our continued operating losses and inability to assess the likelihood of generating sufficient future taxable income to realize such benefits. Substantially all of our operating losses are subject to limitation and may expire unutilized.

Inventory valuation reserves

We provide for inventory obsolescence based upon assumptions about future demand, market conditions and anticipated timing of the release of next generation products. If actual market conditions or future demand are less favorable than those projected by management, or if next generation products are released earlier than anticipated, additional inventory write-downs may be required. At September 30, 2002, we had a provision for potential losses amounting to $376,287, representing 75% of the value of the existing inventory of Biofield Diagnostic Systems, to provide for any losses which may arise upon the release of a redesigned system in the near future.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" which revises the accounting for purchased goodwill and other intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company elected to adopt SFAS No. 142 beginning with the first quarter of fiscal 2002. Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead tested for impairment at least annually. Intangible assets with finite lives, primarily patents and trademarks, will continue to be amortized over their useful lives. There was no effect on the financial statements upon the adoption of SFAS No. 142.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Standard supersedes guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAF No. 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. This Standard is effective for all exit and disposal activities initiated after December 31, 2002. The Company expects to adopt SFAS No. 146 on January 1, 2003.


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

          o    Loss of our key employees or our key consulting relationships.

          o    Changes in general economic and business conditions.

We have no obligation to release publicly the result of any revisions to any of our forward-looking statements to reflect events or circumstances that occur after the date of this Quarterly Report on Form 10-QSB or to reflect the occurrence of other unanticipated events.

Item 3.  CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our Chief Executive Officer and our Chief Operating Officer (who is also our Principal Accounting and Financial Officer), have reviewed the effectiveness of our disclosure controls and procedures within the last ninety days and have concluded that the disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day that our Chief Executive Officer and Chief Operating Officer evaluated them.


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    4 Form of 10% Convertible Promissory Note, dated November 8, 2002, in the principal amount of $450,000 issued to David M. Long

                    99.1 Certification of David M. Long, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

                    99.2 Certification of John D. Stephens, Senior Vice President and Chief Operating Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

               (b)  Reports on Form 8-K

                          None.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                       BIOFIELD CORP.

Date: November 14, 2002                By: /s/ DAVID M. LONG
                                           -----------------
                                           David M. Long, Jr., M.D., Ph.D.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date: November 14, 2002                By: /s/ JOHN D. STEPHENS
                                           --------------------
                                           John D. Stephens
                                           Senior Vice President and Chief
                                           Operating Officer
                                           (Principal Accounting and Financial
                                           Officer)