Form 10KSB
period 2002-12-31
BIOFIELD CORP \DE\
filed 2003-04-15
CIK 1007018

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2002

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

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $102,000
                                                                  --------

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

                  Approximately $2,400,000 based on the closing sale price ($0.25) on March 31, 2003, as reported by The Nasdaq Stock Market, Inc. InfoQuote service furnished by Financial Insight Systems, Inc.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                  As of March 31, 2003 - 25,286,223 shares of Common Stock.
                                         ----------

         Documents Incorporated by Reference: None.

         Transitional Small Business Disclosure Format (check one) Yes [ ]
No [X]

                                     PART I

Item 1.  Description of Business

General

We are a medical technology company that has developed a device to assist in detecting breast cancer in a non-invasive procedure.

Our technology is based on the principle that epithelial cancers, such as cancer of the breast, ovaries, skin, prostate and colon, are characterized by small changes in the electrical charge of the affected tissue. These changes, when they occur, result in a depolarization of the charge distribution found in normal epithelial tissue which lines many solid organs, including the stomach, colon, prostate, endometrium, lung and breast. Moreover, this depolarization appears to be progressive as cell transformation and carcinogensis occur, and is measurable at the skin surface.

Our breast cancer diagnostic device, which we call the Biofield Diagnostic System, employs single-use sensors of our own design and a measurement device to detect and analyze changes associated with the development of epithelial cancers, such as breast cancer. The Biofield Diagnostic System takes multiple readings from an array of test points on the skin surface of the symptomatic breast and asymptomatic breast to measure differentials, which may exist between test points. We believe that the analysis of these differentials, using a pre-programmed algorithm, provides useful diagnostic information. The device is intended to be used by physicians or by trained medical technicians under the supervision of a physician.

The Biofield Diagnostic System is intended to be used as an adjunct to physical examination or relevant imaging modalities to provide physicians and patients with immediate and objective information about the probability that a previously identified lesion is malignant or benign, without regard to the size, weight or volume of the lesion. The device currently is intended for palpable breast lesions, in women under 55 years of age. We believe that the Biofield Diagnostic System, together with other available clinical information, could reduce diagnostic uncertainty and decrease the number of diagnostic procedures, including surgical biopsies, performed on suspicious breast lesions. In clinical studies, the Biofield Diagnostic System performed statistically better in the clinically difficult subgroup of women 55 years of age and younger, for whom certain diagnostic imaging modalities, such as mammography and ultrasound, are generally considered less effective.

The Biofield Diagnostic System has not been approved by the U.S. Food and Drug Administration ("FDA") and, therefore, is not available for commercial distribution in the United States. We have obtained a CE mark Certification administered by the European regulatory authorities, which permits us to market the device in European Union member countries. At the present time, our marketing activities have been curtailed, as our limited cash resources are being utilized primarily in connection with the activities necessary to seek FDA approval. However, we have entered into marketing distribution agreements for Brazil, Italy, the Philippines, Southern Africa and South Korea.

At December 31, 2002, we had a working capital deficiency of $2,953,740, which amount has increased since such date. We require an immediate infusion of additional financial resources in order for us to continue our operations after April 2003. Unless such resources timely become available, we will be compelled to cease operations.

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

In December 1997, we received net proceeds of approximately $8.4 million from the sale of an additional 2,867,670 shares of our common stock in a private placement. In connection with the private placement, we also issued an aggregate of 643,639 shares of our common stock in exchange for previously issued warrants. These proceeds, along with other funds previously received, during the four years ended December 31, 1998, were utilized for research and development activities and operating expenses.

In November 1998, we curtailed most of our operations due to lack of adequate financial resources and thereafter, as we failed to raise additional capital, we shut down all of our remaining operations. In December 1998, our common stock was de-listed from trading on The Nasdaq Stock Market ("NASDAQ") for lack of compliance with the requirement to maintain at least $4 million of tangible net worth and to maintain a bid price of our common stock in excess of $1.00 per share. In March 1999, we terminated our reporting obligations under the Securities Exchange Act of 1934, since we had less than 300 stockholders of record of our common stock.

In December 1999, we sold 14 million unregistered shares of our common stock in a private placement for $700,000 to David M. Long, Jr., M.D., Ph.D., his son, Raymond A. Long, M.D., and their affiliated entities. The sales price of $0.05 per share was the result of arms-length negotiation between the parties. Although the price of our common stock in the over-the-counter market during the period from January 1, 1999 through the date of the sale ranged from $0.375 per share to $0.032 per share, no public information concerning our company had been released since we terminated our SEC reporting obligations in March 1999, and our Board of Directors did not believe that the public market sales prices accurately reflected the fair value of our company. Approximately $600,000 of the proceeds from this private placement were used for operating expenses and for payments to consultants for regulatory activities, and the balance of approximately $100,000 was used for marketing the Biofield Diagnostic System.

Simultaneously with the December 1999 private placement, our Board of Directors was reconstituted, Dr. David Long was appointed as our Chairman and Chief Executive Officer and a director and all of our other then remaining directors and executive officers resigned. Thereafter, we concentrated our activities primarily on activities which we believed to be appropriate to assist us in obtaining FDA approval, CE mark Certification to market our device in European Union countries and related marketing and regulatory activities. In 2000, we engaged outside consultants for our marketing and FDA regulatory activities. In May 2000, we were successful in obtaining CE mark Certification, and were re-certified by ISO-9001 Quality Systems. The CE mark Certification allows us to market our device in certain European and other countries that recognize the CE mark. Marketing of our device within the United States is dependent on our obtaining FDA approval, which we have not yet received.

On December 15, 2000 we sold three million unregistered shares of our common stock in a private placement for $0.50 per share and raised $1,500,000. Dr. David Long participated in the placement and bought 482,000 of such shares. On December 15, 2000, the closing price of our common stock, as reported by NASDAQ's InfoQuote service, was $0.57 per share. The proceeds from the placement were used to fund our operations in 2001.

During 2002, our operating activities were funded almost entirely with $1,750,000 of borrowings obtained from, or with the assistance of, Dr. David Long and certain of his affiliates. In January 2003, such parties advanced an additional $475,000 to meet our minimum financial requirements through March 31, 2003. As a result of actions taken during the three months ended March 31, 2003, such funds are believed to be sufficient to allow us to continue operations through April 2003. We require an immediate infusion of additional financial resources in order for us to continue our operations after April 2003. Unless such resources timely become available, we will be compelled to cease operations.

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

Screening and Diagnostic Modalities
-----------------------------------

Physical examinations conducted by a physician or by a woman performing breast self-examination can only detect relatively large lesions, which may be advanced cancers. Furthermore, physical examination of the breast does not reliably distinguish between malignant and benign tissue. As a result, other techniques are used to detect breast cancer.

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

Ultrasound uses high frequency sound waves to create an image of soft tissues in the body. Like a mammogram, this image requires interpretation by a physician. Ultrasound's principal role in breast cancer diagnosis has been to assist the physician in determining whether a palpable lesion is likely to be a cyst (usually benign) or a solid mass (potentially cancerous). The average cost of an ultrasound of the breast is approximately $75 to $200 per procedure, and requires the use of equipment ranging in cost from approximately $60,000 to $200,000. Like mammography, ultrasound is generally available only at specialty clinics or hospitals.

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

Due in part to the limitations of the currently available modalities to identify malignant lesions, many patients with suspicious lesions proceed to additional diagnostic procedures, including surgical biopsy, which is an invasive and expensive procedure. Approximately 750,000 surgical biopsies are performed each year in the United States, of which approximately 500,000 result in the surgical removal of benign breast tissue. The average cost of a surgical biopsy ranges from approximately $1,000 to $5,000 per procedure. In addition, surgical biopsy can result in pain, scarring and anxiety to the patient. Patients who are referred to biopsy usually are required to schedule the procedure in advance, and generally have to wait several days to receive their biopsy results.

The Biofield Diagnostic System

The Biofield Diagnostic System is intended to provide physicians and patients with immediate and objective information concerning the probability that the lesion is proliferative or non-proliferative. Based upon such information, a physician can recommend whether or not the lesion should be removed by biopsy or whether other action should be taken. Only a biopsy, followed by microscopic examination, can determine whether a lesion is benign or malignant. A breast examination utilizing our device is a non-invasive test, and can be performed in a physician's office by a physician or a medical technician in less than 20 minutes. Single-use sensors of our design are arranged on the skin surface in and around the quadrant of the breast where a suspicious lesion has been identified and in corresponding locations on the asymptomatic breast. A suspicious lesion is generally detected through physical examination or a mammogram. Sensor readings are measured and analyzed using a pre-programmed algorithm. Our device generally is intended only to be used as an adjunct to physical examination or relevant imaging modalities in women 55 years of age or younger who have palpable breast lesions

The higher the Biofield Diagnostic System's output, the greater the probability that the patient has proliferative disease or cancer in the area examined. The physician can use this information, together with other available clinical information, to determine the appropriate course of action. We believe that our device will offer several advantages compared with currently available modalities, including the following:

     o It provides immediate, objective test results that characterize a lesion, and indicate the probability that a suspicious lesion is highly proliferative, proliferative or non-proliferative.

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

     o A physician or medical technician can perform the test in less than 20 minutes in a physician's office.

     o The estimated cost of the device is expected to be significantly less than the cost of purchasing and installing diagnostic x-ray mammography or other diagnostic imaging equipment.

     o It is likely to be preferred by third party payers of health care costs, since it has the potential of reducing the number of expensive diagnostic tests, including surgical biopsies.

Clinical Studies

We have used the Biofield Diagnostic System to test over 3,000 participants in the United States, Europe and Japan, involving women with suspicious breast lesions, detected either by x-ray mammography screening or a physical examination (self or by physician). Women who participated in our clinical trials had undergone diagnostic work-ups, which often included a series of tests, before proceeding to biopsy. In each of our studies, the results obtained were then compared to the biopsy results. Based on our clinical studies to date, and although our device cannot determine the presence of breast cancer in all cases, we believe that our device, together with other available information, could reduce diagnostic uncertainty and decrease the number of diagnostic procedures, including surgical biopsies performed on suspicious lesions.

Our test is conducted under the supervision of a licensed medical practitioner. Both the technician performing the test and the supervising physician must have undergone appropriate training on the use of the Biofield Diagnostic System. Our test does not replace the usual screening methods for detecting breast lesions by mammography or palpation, nor evaluation using biopsy when appropriate. Moreover, efficacy of our device has not been fully evaluated by our research in the following types of patients:

     o   Patients with a history of breast cancer or breast augmentation,

     o Patients who have had recent fine needle aspiration of a suspicious lesion, and

     o Patients who have undergone chemotherapy or radiation therapy within the past three years.

Furthermore, women with certain conditions are believed to confound the results of the test. These conditions include:

     o Women who have undergone active tamoxifen or raloxifene therapy within the past three months,

     o   Women with clinically diagnosed active mastitis,

     o Women with visible or known dermatological conditions or other physical abnormality that precludes the application of sensors,

     o Women with a known allergy to adhesives or ECMs used to apply electrocardiogram or electroencephalogram sensors,

     o   Women with only a single breast,

     o   Women with active electrically powered implanted devices,

     o   Women with breast tattoos and nipple jewelry, and

     o   Pregnant women.



Other Possible Product

Based on our clinical experience with the Biofield Diagnostic System for testing women that have symptoms of breast cancer (often referred to as symptomatic women) and our belief that the electrophysiological characteristics of cancer are similar for both lesions that can be felt in a physical examination (palpable) and those lesion that cannot be felt in a physical examination (non-palpable), we believe that our technology should be adaptable for breast cancer screening in women who have not demonstrated any symptoms of breast cancer (often referred to as asymptomatic women). Based on this belief, we have contemplated a prototype design of an enhanced version of our device, which may be of use as a screening system. The enhanced version of our device would contain additional data channels to allow for more sensors to surround the breast or other area where a lesion is present and an algorithm to better analyze the data received. However, we have not yet completed a final sensor configuration for the proposed device, nor have we commenced any clinical testing for the proposed device, since we believe that the protocol for a full-scale clinical trial would involve significant financial resources. As a result, we cannot assure you when, if ever, any further efforts will be made to complete the development of the proposed device.

We believe that the need exists for products to provide early and accurate detection of types of cancers found in the epithelial tissue other than breast cancer. Our previous preclinical research had been designed to obtain additional scientific knowledge of the fundamentals underlying our core technology and to identify new applications based on our technology for the detection of other cancers, including cancer of the ovaries, skin, prostate and colon. However, due to the cost of this research and our limited financial resources, we have not made any efforts in this regard since 1996, and we cannot assure you when, if ever, any further steps will be undertaken.

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

FDA's Pre-market Clearance and Approval Requirements.

Unless an exemption applies, no medical device can be marketed in the United States without receiving either a 510(k) clearance or a PMA approval in advance from the FDA. The FDA's 510(k) clearance process usually takes from four to twelve months, but it can take longer. The process of obtaining PMA approval is much more costly, lengthy and uncertain.

The FDA decides whether a device must undergo either the 510(k) clearance or PMA approval process, based upon statutory criteria. These criteria include the level of risk that the FDA perceives is associated with the device, and a determination as to whether the device is within a type that is already legally marketed. Devices deemed to pose relatively less risk are placed in either class I or II, which classification requires that the manufacturer submit a pre-market notification requesting 510(k) clearance. The pre-market notification must demonstrate that the device is substantially equivalent in intended use, safety and effectiveness to a legally marketed "predicate device" that is either in class I or class II, or is a "preamendment" class III device (i.e., one that was in commercial distribution before May 28, 1976) for which the FDA has not changed the classification requiring PMA approval process.

Devices deemed by the FDA to pose the greatest risk (e.g., life-sustaining, life-supporting or implantable devices) or deemed not substantially equivalent to a legally marketed predicate device are placed in class III. Such devices are required to undergo the PMA approval process, in which the manufacturer must prove the safety and effectiveness of the device. An application for PMA approval must provide extensive preclinical and clinical trial data, and also information about the device and its components including its manufacturing, labeling and promotion. After approval of a PMA, a new PMA or PMA supplement is required in the event of any modification to the device, its labeling or its manufacturing process. As part of the PMA review, the FDA will typically inspect the manufacturer's facilities for compliance with Quality System Regulation, requirements that impose elaborate testing, control, documentation and other quality assurance procedures.

Upon submission, the FDA determines if the application for PMA approval is sufficiently complete to permit a substantive review, and, if so, the application is accepted for filing. The FDA then commences an in-depth review of the application, which typically takes one to three years, but may take longer. The review time is often significantly extended as a result of the FDA requesting more information or clarification of information already provided. The FDA also may respond with a "not approvable" determination based on deficiencies in the application, and require additional clinical trials that are often expensive, time consuming and can delay approval for months or even years. During the review period, an FDA advisory committee, typically a panel of clinicians, usually will be convened to review the application and recommend to the FDA whether, or upon what conditions, PMA approval should be considered. Although the FDA is not bound by the advisory panel decision, the panel's recommendation is important to the FDA's overall decision-making process.

If the FDA's evaluation of the application is favorable, the FDA typically issues an "approvable letter," requiring the applicant's agreement to specific conditions (e.g., changes in labeling) or specific additional information (e.g., submission of final labeling) in order to secure final approval of the application. Once the conditions in an approvable letter are satisfied, the FDA will approve the device for the approved indications, which can be more limited than those originally sought by the manufacturer. The PMA can include post-approval conditions that the FDA believes are necessary to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in significant adverse enforcement action, including the loss or withdrawal of the approval. The PMA process can be expensive and lengthy, and there is no assurance that any application for PMA approval will ever be approved for marketing a device. Even after approval, if any, of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, its labeling or its manufacturing process.

A clinical trial may be required in support of a 510(k) submission or an application for PMA approval. Such trials generally require an Investigational Device Exemption ("IDE") application approved in advance by the FDA for a limited number of patients, unless the product is deemed a non-significant risk device eligible for more abbreviated IDE requirements. The IDE application must be supported by appropriate data, such as animal and laboratory testing results. Clinical trials may begin if the IDE application is approved by the FDA and by the appropriate institutional review boards at the clinical trial sites.

In December 1996, we submitted our application for PMA approval of the Biofield Diagnostic System. Our application was based principally upon the results of clinical trials on over 1,200 women tested at six U.S. medical institutions under the direction of physicians involved in breast cancer diagnosis and treatment. In February 1997, the FDA informed us that our application had not been accepted for filing, and requested us to respond to the following deficiency:

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

Commencing in September 2001, we have had discussions with the FDA about our current data analysis, the CE indication for our device, its comprehensive algorithm and clinical efficacy. We also have discussed with the FDA the proposed course of action in support of the re-submission of our PMA application, including timing of on-going data analysis and patient management categories.

In January 2002, we had further discussions with the FDA about the science related to our device's measurements. We reviewed clinical study databases to be used for training and testing, regulatory course of action related to the PMA, statistical methodology and clinical goals. We also advised the FDA that a Pre-Market Surveillance (PMS) Study was in progress in Europe. In March 2002, the FDA orally informed us that it anticipated that our application, upon submission, would be reviewed under its expedited review policy. In April 2002, we met with the FDA to outline the content of our proposed PMA application and to introduce our next generation device and discuss necessary testing of such device to demonstrate equivalency with our original device. In December 2002, we submitted our detailed statistical analysis plan to the FDA and the application thereof to a portion of the results of our testing, in an effort to receive approval of such plan prior to proceeding with our PMA submission. We also advised the FDA that a portion of our test data had not yet been analyzed, and was being maintained by a third party for subsequent analysis and algorithm validation under an FDA-approved statistical analysis plan.

During the first quarter of 2003 we had several telephone conferences with the FDA, in which the FDA raised additional questions concerning our statistical analysis plan, and we responded in a series of written communications. During these discussions, the FDA indicated that our training set data results appear to be statistically significant. We currently believe that the FDA should approve our statistical analysis plan, and we expect to complete and file our PMA with the FDA approximately 30 days thereafter. Based upon our discussions with the FDA that expedited review will be given to our PMA, we anticipate that approval of our PMA will be granted within six to nine months after filing of our PMA, although we can not assure that the FDA will accept our clinical data or not request still further information and analysis which would delay any approval; and, it is always a possibility that the FDA may not approve our PMA.

Assuming that approval of our PMA is obtained, we anticipate commencing our marketing efforts in the United States shortly thereafter. However, due to our very limited financial resources, and our current inability to fund our operations without additional capital, we can not assure that we will have the necessary financial resources to complete our application to the FDA or to sustain our operations during the time that our PMA is being considered by the FDA.

Pervasive and Continuing FDA Regulation.

A host of regulatory requirements apply to marketed devices, including labeling regulations, the Quality System Regulation, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures. The Medical Device Reporting regulation requires that manufacturers report to the FDA deaths or serious injuries associated with regulated products and product malfunctions likely to cause or contribute to death or serious injury. The FDA's generally prohibits promotion of products for unapproved or `off-label' uses. Class II devices also can have special controls (e.g., performance standards, post-market surveillance, patient registries and FDA guidelines) that do not apply to Class I devices. There is no assurance that unanticipated changes in existing regulatory requirements or the adoption of new requirements would not have a significant adverse effect on our business and financial condition.

Upon commencing commercial distribution, we will be subject to inspection by the FDA to determine compliance with regulatory requirements. If the FDA finds that we have failed to comply with the requirements, it can institute a wide variety of enforcement actions. The FDA sometimes issues a public warning letter, but also may pursue more severe remedies such as fines, injunctions and civil penalties against us; recalls or seizures of our products; operating restrictions, partial suspension or total shutdown of our production; refuse our requests for 510(k) clearance or PMA approval of new products; withdrawal of product approvals already granted; and commencement of criminal prosecution. Any FDA enforcement action could have a significant adverse effect on our business and financial condition.

Other U.S. Regulation.

We must comply with numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and hazardous substance disposal, and we could incur significant costs to comply with such laws and regulations.

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

Foreign Regulations
-------------------

Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approvals in foreign countries may be longer or shorter than that required for FDA approval, and requirements for licensing may differ from the FDA requirements.

Medical devices which are sold within the European Union, are required to achieve compliance with the requirements of the Medical Devices Directive issued by the European Union and obtain a "CE" marking for the device. To obtain a CE marking, the medical device is required to meet the Essential Requirements as defined under the Directive, relating to safety and performance of the device, and the supplier must successfully undergo verification of its regulatory compliance (known as a "conformity assessment") by an appropriate approved standards agency or "notified body". It also is required to comply with additional national requirements that are beyond the scope of the Directive.

We have received approval by the notified body KEMA-Registered Quality, Inc. to market the Biofield Diagnostic System and our sensors under the CE mark Certification, and this notified body has granted certified ISO-9001 Quality

System status for design, production management, sales and distribution of the Biofield Diagnostic System. In order to obtain such approvals, KEMA personnel conducted a detailed review of our technical files and records, and reviewed certain of our medical research files; however, KEMA did not conduct any confirming research and did not comment on our clinical research. At the conclusion of the review, KEMA provided to us a Certificate of Conformity for the product category "electropotentials systems for the diagnosis of epithelial cancers". KEMA did not offer any endorsement of the efficacy of the Biofield Diagnostic System.

The CE mark Certification and the ISO-9001 Quality System status, which status is subject to semi-annual audit by KEMA, permit us to commence sales in Europe and other countries that recognize CE mark Certification, without obtaining any further regulatory approval. Failure to maintain compliance with the appropriate Medical Devices Directive and other applicable requirements could have a significant adverse effect on our business and financial condition.

Manufacturing

We are a development and marketing company and do not manufacture any of our products or prototypes. We have used contract manufacturers who meet current quality system regulations and good manufacturing practices requirements imposed by the FDA to produce the initial quantities of our device and disposable sensors, and intend to continue to use contract manufacturers to satisfy our future needs. Electronic components and raw materials used in our device and our sensors are available from numerous suppliers. Some components are stock items, while others have been designed and manufactured to our specifications. The specifications for our device and our sensors are treated as a trade secret. We own certain moulds and other equipment used to manufacture our components.

SeaMED Corporation was the original contract manufacturer for our device, pursuant to an agreement, which expired May 15, 2001. SeaMED currently performs repair and service on the devices that it manufactured under a year-to-year agreement. We have selected TriVirix International Limited to redesign the Biofield Diagnostic System to reduce manufacturing costs and make product platform improvements, and expect that such efforts will be completed during 2003, assuming that we have the available financial resources to complete our payments under the redesign contract. We have arranged with Ludlow Technical Products Inc. to contract manufacture the sensors, which we have designed for use with the Biofield Diagnostic System, and, in turn, it has contracted with Dow Pharmaceutical Sciences, Inc. to supply the gel, which is used with our sensors.

Marketing and Sales

General
-------

As a result of the large number of diagnostic procedures that are performed on suspicious breast tissue in the United States, we intend to focus our marketing efforts on the clinical ability of our device to reduce diagnostic uncertainty and decrease the number of diagnostic tests performed on these suspicious lesions. We believe that the potential market for our device will include physicians involved in the detection and management of breast cancer, including radiologists, gynecologists, general surgeons, breast surgeons and general practitioners, as well as hospitals and clinics. We anticipate that, if the FDA approves our device, we will market our device in the United States through one or more distribution partners. We have not commenced discussions with any potential distribution partner and cannot assure that any discussions, which we may have, will result in any strategic or other relationship.

Based on obtaining CE mark Certification for our device, we are able to market our device in the European Union and certain other countries that recognize the CE marking. In December 2001, we signed an exclusive three-year distribution agreement with Trilogy Critical Care (Pty) Ltd. of Johannesburg, South Africa, a health care distributor in southern Africa, to market and sell our devise in South Africa and certain other southern African countries, conditioned on achieving annual minimum sales. In 2002, we have signed similar distribution agreements for Italy, South Korea, Philippines and Brazil. Each of our distribution agreements permit us to terminate the distribution arrangement if minimum annual purchases are not made. Although none of the minimum annual purchases have been made under any of these agreements, we have not exercised our election to terminate any of such agreements. Except for the initial purchases of demonstration units made under these agreements, no subsequent purchases have been made.

We believe that the cost for use of our device will be competitive with the current procedure costs of diagnostic mammography and ultrasound. Although we have not sold the device in the United States, at such time, if at all, as we receive FDA approval, we currently expect to price our device at under $20,000, which will be substantially less than the cost of diagnostic mammography equipment or ultrasound systems, which range in price from approximately $60,000 to $225,000. We also currently expect to price our single-use sensors at approximately $60 a set.

Our current marketing staff consists of two part-time senior consultants, one of whom is based in the United States and the other of whom is based in Europe, and one part-time associate. Our marketing efforts, to date, have focused on several Middle Eastern countries, certain Asian countries, Europe and South Africa. We have achieved very limited success in our marketing efforts, have recorded only $124,582 of sales, all of which (with one exception) have been initial demonstration units under distribution agreements and, due to non-payment from one of our distributors, have established a reserve of $65,000 with respect to such sales.

The redesign of our device is nearing completion and we expect to market our newly redesigned device in the second half of 2003, subject to our obtaining adequate cash resources to complete the payments under our redesign contract and enable us to resume our marketing activities.

Effect of Third Party Reimbursement
-----------------------------------

Suppliers of health care products and services are greatly affected by Medicare, Medicaid and other government insurance programs, as well as by private insurance reimbursement programs. Third party payers (i.e., Medicare, Medicaid, private health insurance, health administration authorities in foreign countries and other organizations) may affect the pricing or relative attractiveness of our products by regulating the maximum amount of reimbursement provided to the physicians and clinics utilizing our products, or by taking the position that reimbursement is not available for procedures utilizing our device.

We believe that the availability and level of third party reimbursement will impact the decisions of physicians, clinics and hospitals to purchase and use our products and, thereby, affect the pricing of our products. In the United States, many patients are reimbursed for mammograms, in amounts that vary considerably by the location in which the procedure is performed. Our intended marketing strategy is to obtain approval of payers for payments to physicians using our products, while working with professional organizations to foster awareness. We also intend to seek support for our products, and enlist the assistance of opinion leaders in making presentations to health care administrators to inform them of the benefits of our device.

Several states and the federal government are investigating a variety of alternatives to reform the health care delivery system and to reduce and control health care spending. These reform efforts include proposals to limit spending on health care items and services, to limit coverage for new technology and to limit or control the price of products and services. The scope and timing of these reforms cannot be predicted, but if adopted and implemented, these reforms could have a significant adverse effect on our business and financial condition.

Reimbursement for use of our device in international markets will vary and will be determined on a country-by-country basis. Although we intend to pursue our efforts to obtain reimbursement status in major European markets, we do not yet have a schedule for commencing these efforts, there is no assurance of success, once such efforts are commenced, if at all, and our ability to achieve any significant market penetration may depend upon the availability of third party governmental reimbursement. Initially, we expect that the patient will be responsible for the cost of the procedure.

Patents and Proprietary Information

We have a number of issued U.S. and foreign patents, the earliest of which expires in 2007, relating to our products and technology. Since the technology applicable to our products is rapidly developing, any patent rights, which we have, or may obtain, may not provide us with any competitive advantage. A number of companies may have filed applications for, or have been issued, patents relating to technology that is similar to some of the technology developed or used by us.

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

From time to time, we may support and collaborate in research conducted by universities and governmental research organizations to obtain rights to use the resulting technical information and any inventions. In these circumstances, it is not unusual for the university or research organization to retain certain rights, which then could be licensed to others.

Licenses and Other Agreements

We are a party to several licensing and royalty arrangements relating to the Biofield Diagnostic System, as well as to prior versions of this product.

We have a royalty arrangement under a terminated employment agreement with Mark
L. Faupel, Ph.D., our former Vice President, Research and Development, pursuant to which we were obligated to pay royalties based on 2% of gross sales of a prior version of our device and its sensors, which are no longer being marketed, and 1% of gross sales of any pre-gelled electrodes used in connection with our device through 2005 or until these royalties reach $8 million, whichever comes first.

We have a 1992 royalty agreement with Abel Laboratories, Inc., an affiliate of our Chairman and Chief Executive Officer, Dr. David Long. Under this agreement, Abel assigned to us all of its rights and interests in all inventions, and technology conceived or developed by it in connection with laboratory services performed by it for us which relate to the use of bioelectronics in the diagnosis, screening or management of disease, infection, ovulation or other bioelectric events. This agreement also provides that Abel is entitled to royalties of 5% of net sales of products incorporating any of these inventions or technology which are embodied in any patent issued to us, during the life of the patent, up to a maximum of $2 million per patent, as well as a portion of the proceeds we may receive from the license of these patents to others. As of February 28, 2003, one patent has been issued to us, which is covered by this agreement.

In October 2000, we entered into a non-exclusive license agreement with Cardio Dynamics International Corporation, a manufacturer of medical devices, for use of our interconnect design patent on cables to be manufactured by them. The agreement was due to expire on December 31, 2003 and was renewable by Cardio Dynamics for an additional two years based on a mutual agreement of minimum royalties. We had the right to terminate the agreement if we did not receive minimum royalties of $19,770 for 2001, $46,890 for 2002 and $98,465 for 2003.
The royalties we received in 2001 and 2002 were equal to the contractual minimum. The agreement was amended in December 2002 to extend the term to December 31, 2004 and to set the royalty for 2003 and 2004 at $54,606, in consideration for which such royalty was prepaid in 2003.

Research and Development

All of our research and development activities have been related to our core technology and our attempt to commercialize this technology. Since we are still in the development stage, our research and development activities have been substantial, although they have decreased significantly since 1998. In 2002, our research and development expenditures were primarily devoted to the redesign of our device.

Competition

The medical device industry generally, and the cancer diagnostic and screening segments in particular, are characterized by rapidly evolving technology and intense competition. Existing breast cancer diagnostic tools will compete with our device, including imaging equipment such as MRI systems manufactured by Hitachi Medical Corporation of America, Royal Philips Electronics, Siemens AG, Toshiba America Medical Systems and others; x-ray mammography equipment manufactured by General Electric Company, Royal Philips Electronics, Siemens AG, Picker International division of Marconi plc and others; ultrasound or high frequency ultrasound systems manufactured by Aligent Technologies Inc., Siemens AG, Toshiba America Medical Systems, Royal Philips Electronics and others; stereotactic needle biopsy devices manufactured by Royal Philips Electronics, Johnson and Johnson Company, Siemens AG and others; thermograph devices manufactured by Scanted Medical Inc. and Lifeline BioTechnologies Inc.; devices for blood and/or genetic tests manufactured by Bayer Corporation, Hoffman-La Roche Ltd., Eli Lilly and Company and others; and electrical impedance and transilluminational devices manufactured by TranScan Research & Development Co. Ltd. Other emerging cancer diagnostic devices and technologies which might compete with our device include OmniCorder, manufactured by BioScan Screening Systems, Inc., which looks at changes in blood flow surrounding cancer, using thermographs for viewing and recording heat patterns and R2 Technology, Inc.'s ImageChecker(R), a computer-aided detection device for mammography. In addition, other companies which produce devices utilizing these tools, as well as other companies which may be developing, or could in the future attempt to develop, additional products which assist in diagnosing cancers, including non-invasive products, could compete with the Biofield Diagnostic System.

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

Physicians using currently existing imaging equipment, or other diagnostic techniques, may determine not to use the Biofield Diagnostic System or any other products that we may develop. Currently, mammography is employed widely and sales, if any, of our device will, in part, be dependent on our ability to demonstrate its additional clinical utility as an adjunct to mammography and/or physical examination, and its advantages over other available diagnostic tests and products.

Employees

As of March 31, 2003, we had six full-time employees. Two employees are involved primarily in data management and supervise our research and development activities and the other four employees are involved in management, manufacturing, product development and financial and administrative functions. In addition, we had three independent marketing consultants, and two other consultants who assist us with regulatory work, including assisting us in seeking FDA approval. Although we have recently reduced the compensation to our employees, we believe that our employee relations are good. None of our employees is covered by a collective bargaining agreement.

Due to the specialized scientific nature of our business, we are highly dependent upon our ability to timely attract and retain qualified scientific, technical and managerial personnel. The loss of the services of existing personnel, as well as our failure to recruit key scientific, technical and managerial personnel in a timely manner would be detrimental to our business. From time to time, we seek services of consultants who specialize in different aspects of regulatory work. Although we do not have the financial resources or any plan to hire new employees in the immediate future, competition for qualified personnel is intense and there is no assurance that we will be able to timely attract and retain qualified personnel who may be necessary for the development of our business.

Risk Factors

We Need to Obtain Financing in Order to Continue Our Operations.
----------------------------------------------------------------

At March 31, 2003, we project that our financial resources will be depleted by the end of April 2003. We have no available bank lines of credit and have not established any sources for additional financing, although we have been seeking financing through investment banking channels for over a year. Failure to obtain additional funding will prevent us from continuing our business after April 2003. We believe that, due to the currently poor investment climate, securing additional sources of funding will be difficult and we cannot assure that additional financing will be available to us, or if available, will be on reasonable terms.

We Anticipate Significant Dilution of Our Current Stockholders in Obtaining
---------------------------------------------------------------------------
Necessary Funding
-----------------

If we are successful in raising additional funds by selling our equity securities, the equity ownership of our existing stockholders will be significantly diluted. If we can raise additional funds through debt financing, which currently is unlikely without a third party guaranty, we will incur significant borrowing costs.

We Have a Limited Operating History
-----------------------------------

We have had a limited history of operations. Since our inception in October 1987, we have engaged principally in the development of our device, which has not been approved for sale in the United States. Consequently, we have little experience in manufacturing, marketing and selling our products.

We Expect to Continue to Incur Significant Operating Losses Which Endangers our
-------------------------------------------------------------------------------
Viability as a Going-Concern
----------------------------

We currently have no significant source of operating revenue and have incurred net operating losses since our inception. At December 31, 2002, we had an accumulated deficit of approximately $64 million. These losses have resulted principally from costs incurred in research and development and clinical trials and from general and administrative costs associated with our operations. We expect operating losses to continue for at least the next several years, mainly due to the anticipated expenses associated with the pre-market approval process and proposed commercialization of our device, research and development and marketing activities and administration costs. Our continuing losses have caused our independent accountants to qualify their audit report regarding our use of "going concern" basis of accounting in preparation of our 2002 consolidated financial statements.

Our Business May Never Become Profitable
----------------------------------------

Our ability to achieve profitability will depend, in part, on our ability to obtain regulatory approvals for our device, and to develop the capacity to successfully manufacture and market our device within a reasonable time. We cannot assure you when, or if, we will receive required regulatory approvals to manufacture and market our device. Accordingly, the extent of future losses and the time required to achieve profitability, are highly uncertain.

Our Cash Flow Problems Have Caused Us to Be Delinquent in Payments to Vendors
-----------------------------------------------------------------------------
and Other Creditors
-------------------

Since 1998, our lack of financial resources has caused us to delay payment of our obligations as they became due in the ordinary course of our business. Such delays have damaged some of our vendor and professional relationships, and have caused us to incur additional expenses in the payment of late charges and penalties. As of December 31, 2002, we had a working capital deficiency of $2,953,740 and accounts payable, primarily to service providers and vendors, aggregating approximately $900,000, substantially all of which are past due. These amounts have increased since December 31, 2002.

We Have Not Met Our Schedule to File our PMA Application with the FDA
---------------------------------------------------------------------

During 2002, we operated with minimum funding, which substantially curtailed our business activities, including our ability to complete the necessary materials needed to meet our previously internally scheduled FDA filing deadlines. If, during the FDA process, we are required to engage in additional clinical trials, we currently do not have the necessary financial resources to do so.

We Will Require Significant Additional Capital to Continue to Develop our
-------------------------------------------------------------------------
Products, Which May Not Be Available
------------------------------------

We expect that we will need significant additional funding to complete all the steps necessary to receive approval from the FDA, for operating expenses and for our marketing program. Moreover, our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments, including commitments to previous service providers and others which are contingent upon improvement in our cash position and have been extended until some indefinite future time, are substantial and are likely to increase. We do not expect to generate positive cash flow for at least several years, if at all, as revenues, initially, are unlikely to cover funds required for operating expenses, including the expected cost of commercializing our device. We cannot assure you that additional financing will be available when needed or, if available, will be available on acceptable terms. Since 2001, insufficient funds have prevented us from implementing our business strategy and have required us to delay, scale back or eliminate certain activities.

We May Never Be Able to Bring our Device to Market or Sustain Its Sales After
-----------------------------------------------------------------------------
Regulatory Approval
-------------------

Our device faces a high degree of uncertainty, including the following:

     o we may not be able to obtain United States regulatory approval if we are unable to demonstrate that our device is safe and effective for its intended use. Obtaining regulatory approval may take significantly more time and cost significantly more money than anticipated. Lack of United States regulatory approval has significantly affected our ability to sell our device outside of the United States.

     o we may not be able to produce our device in commercial quantities at reasonable cost.

     o we may not be able to successfully market our device or find an appropriate corporate partner, if necessary, to assist us in the marketing of our device.

     o   our device may not gain satisfactory market acceptance.

     o our device may be superceded by another product commercialized for the same use or may infringe patents issued to others, which would prevent us from marketing and selling our device.

     o after approval, our device may be recalled or withdrawn at any time as a result of regulatory issues, including those concerning safety and efficacy.

If we are unable to successfully market our device, our business, financial condition and results of operations will be significantly and adversely affected.

We Are Currently Dependent on a Single Product Which Has Not Yet Been
---------------------------------------------------------------------
Commercialized
--------------

Although we intend to develop additional applications for our device, based on its core technology, none of these applications is expected to result in a commercial product for at least several years, if at all. Consequently, until such time, if at all, as our device is approved for commercial distribution in the United States, limited distribution of our device overseas will account for substantially all of our revenues, if any.

Our Contract Manufacturers May Be Unable to Produce Commercial Quantities of Our
--------------------------------------------------------------------------------
Products
--------

Our current contract manufacturer for our device has not yet manufactured our device, and we cannot assure you that it will be able to manufacture in volume, when or if the need may arise. If this situation occurs, our business could be significantly and adversely affected.

If Our Single Source Suppliers Are Unable to Deliver, Our Business Would Suffer
-------------------------------------------------------------------------------

For certain services and components, we currently rely on single suppliers. If we encounter delays or difficulties with our third-party suppliers in producing, packaging or distributing our device and its components, market introduction and subsequent sales would be significantly adversely affected. If we are required to rely on alternative sources of supply, we cannot assure you that we will be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. If we are unable to obtain or retain qualified suppliers and contract manufacturers on commercially acceptable terms, we will not be able to commercialize our device as planned. Our dependence upon third parties for the manufacture and supply of our device and components may significantly and adversely affect our ability to attain profitability and our ability to manufacture and deliver our device on a timely and competitive basis.

We May Not Be Able to Apply Our Technology to Other Uses and Products
---------------------------------------------------------------------

We cannot assure you that our technology will be approved and accepted for breast cancer screening or for the detection of other cancers. Furthermore, we also cannot assure you, even if we can develop any new products or uses for our current device, that such products or uses would be approved by the FDA or by any comparable foreign regulatory bodies, or would be commercially viable.

We May Not Be Able to Obtain Government Regulatory Approval to Market and Sell
------------------------------------------------------------------------------
Our Device
----------

Regulation by governmental authorities in the United States is a significant factor in the manufacture and marketing of our device, as well as our research and development activities. All of our proposed products will require regulatory approval by governmental agencies before commercialization and our products must undergo rigorous preclinical and clinical testing and other pre-market approval procedures prescribed by the FDA. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of medical devices. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, will require us to expend substantial resources. If we fail to obtain or are otherwise substantially delayed in obtaining regulatory approvals, our business and operations could be significantly and adversely affected. The regulation of medical devices, particularly in Europe, continues to develop and we cannot assure that, as new laws and regulations are adopted, these actions will not have an adverse effect on us.

Our Device Will Be Subject to Continuing Review by the FDA Which Could Impact On
--------------------------------------------------------------------------------
Our Ability to Sell It in the Future
------------------------------------

Changes to our device or the manner in which it is used after it is approved will require additional approval by the FDA. Our failure to receive approval of such a change on a timely basis, or at all, would have a significant adverse effect on our business.

A Failure of Our Contract Manufacturers to Comply with FDA Regulations Would
----------------------------------------------------------------------------
Impact On Our Ability To Sell Our Device
----------------------------------------

We cannot assure that our manufacturers will be in compliance with the FDA's quality system regulations and good manufacturing practices, when the FDA inspects them, or that they will continue to maintain this compliance. A failure to maintain compliance could significantly delay approval of our pre-market application to the FDA for our device or prevent us from marketing it if we obtain this approval, and would have a significant adverse effect on our business.

If Foreign Regulatory Approvals Are Withdrawn, Our Business Will Suffer
-----------------------------------------------------------------------

We cannot assure you that the foreign regulatory approvals that we have received, which allow us to sell our device in certain foreign countries, will not be withdrawn. Our failure to continue to maintain these approvals or to obtain any additional foreign approvals could have a significant adverse effect on our business.

Changes to Health Care Reimbursement Regulations and Practices Could Adversely
------------------------------------------------------------------------------
Affect Us
---------

Our ability to successfully commercialize our products will depend, in part, on the extent to which reimbursement for the cost of our products and related treatment will be available from government health administration authorities, private health insurers and other organizations. These third-party payers are increasingly challenging the price of medical products and services. Several proposals have been made that may lead to a government-directed national health care system. Adoption of this type of system could further limit reimbursement for medical products, and we cannot assure you that adequate third-party coverage will be available to enable us to establish, and then maintain, price levels sufficient to generate reasonable profit. In addition, we also cannot assure you that the U.S. government or foreign governments will not implement a system of price controls. Any change in the existing system might significantly affect our ability to market our products profitably.

Health Care Insurers May Not Reimburse For The Use of Our Products
------------------------------------------------------------------

Governmental health authorities, private health insurers and other organizations may not approve the cost for the use of our device as an authorized medical expenditure under their programs, which would severely restrict the marketability of our device.

Certain Foreign Governments May Not Give Reimbursement Code for Our Device
--------------------------------------------------------------------------

Government health authorities, especially in the countries where most of the reimbursements flow through government agencies, may not provide us with a reimbursement code, which is required for claiming the cost for the use of our device from government agencies. If we are unable to obtain such reimbursement codes in major markets, marketability of our device may be severely restricted.

We Expect to Encounter Difficulty in Hiring Required Personnel and the Loss of
------------------------------------------------------------------------------
any Key Personnel Could Adversely Affect our Operations
-------------------------------------------------------

As a small medical technology company, we are heavily dependent upon the talents of key personnel. We have not yet hired all of the required personnel we will need to commercialize our device and meet the other objectives of our business plan. Competition for qualified personnel in the biotechnology industries is intense and we do not know if we will be successful in our recruitment efforts. If we are unable to attract, and then retain, qualified personnel, our operations will be significantly adversely affected.

Our Limited Marketing and Sales Experience and Capability Could Impact Our
--------------------------------------------------------------------------
Ability to Successfully Sell Our Device
---------------------------------------

We currently have not set up a full marketing or sales organization to market our device. If we are unable to build, and then maintain, a marketing organization and a sales force, either directly or through third parties, our financial condition and operating results could be significantly and adversely affected.

Our Results of Operations May Suffer if Foreign Trade is Restricted or Foreign
------------------------------------------------------------------------------
Regulations are Modified
------------------------

We intend to commence commercial sales of our device outside of the United States before we commence this activity in the United States, where sales cannot occur unless and until we receive pre-market approval from the FDA. Thus, until the time, if at all, as we receive approval from the FDA to market our device in the United States, our revenues, if any, will be derived from international sales. A significant portion of our revenues, therefore, may be subject to the risks associated with international sales, including foreign regulatory requirements, economic or political instability, shipping delays, fluctuations in foreign currency exchange rates and various trade restrictions, all of which could have a significant impact on our ability to deliver products on a competitive and timely basis and our ability to achieve profitable operations. Future impositions of, or significant increases in the level of, customs duties, export quotas or other trade restrictions could have a significant adverse effect on our business.

We Face Substantial Competition in the Medical Technology Field and May Not Be
------------------------------------------------------------------------------
Able to Successfully Compete
----------------------------

The medical technology industry is highly competitive, particularly in the area of cancer screening and diagnostic products. We are likely to encounter significant competition with respect to our device, as well as any other products that we may develop. A number of companies are engaged in the same field as us, and many of these companies have significantly greater financial, technical and marketing resources than us. In addition, many of these companies may have more established positions in the industry and may be better equipped than us to develop, refine and market their products. Our inability to successfully compete in the industry would have a significant adverse effect on our business.

Our Device May Be Rendered Obsolete By Rapid Technological Changes
------------------------------------------------------------------

Methods for the detection of cancer are subject to rapid technological innovation and we cannot assure you that technological changes will not render our device obsolete. Likewise, we cannot assure you that the development of new types of diagnostic medical equipment or technology will not have a significant adverse effect on the marketability of our device. Commercial availability of any new product could render our device obsolete, which would have a significant adverse effect on our business.

Product Liability Claims in Excess of the Amount of Our Insurance Could
-----------------------------------------------------------------------
Significantly Affect Our Financial Condition
--------------------------------------------

Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing and marketing of cancer detection products. Significant litigation, none of which has involved us, has occurred in the past based on allegations of false negative diagnoses of cancer. While our device does not purport to diagnose any patient, we cannot assure you that we will not be subjected to future claims and potential liability. We cannot assure you that claims against us arising with respect to our device will be successfully defended or that any insurance which we then carry will be sufficient to cover liabilities arising from these claims. A successful claim against us in excess of any insurance coverage, which we may have, would, in most instances, deplete our assets and have a significant adverse effect on our business. Furthermore, we cannot assure that we will be able to obtain, or maintain, liability insurance on acceptable terms.

Our Contract Manufacturers Use Potentially Hazardous Materials, the Replacement
-------------------------------------------------------------------------------
of Which Could Affect Our Costs
-------------------------------

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

If We Are Unable to Protect Our Intellectual Property Rights, We Could Lose Our
-------------------------------------------------------------------------------
Competitive Advantage
---------------------

Our commercial success will be dependent upon proprietary rights that we own or license. We cannot assure you that any of our patents will not be invalidated or that our patents will provide us protection that has commercial significance. Litigation may be necessary to protect our patent positions, which could be costly and time consuming. If any of our key patents that we own or license is invalidated, our business may be significantly adversely affected. In addition, other companies may have trade secrets or may independently develop know-how or obtain access to our trade secrets, know-how or proprietary technology, which could significantly and adversely affect our business.

We Do Not Have the Financial Resources to Enforce and Defend All of Our
-----------------------------------------------------------------------
Intellectual Property Rights
----------------------------

The actions, which we may take to protect our intellectual property, may not be adequate to deter misappropriation of this property. We currently do not have adequate financial resources required to enforce, through litigation, our intellectual property rights. In addition, litigation could result in a substantial diversion of managerial time and resources, which could adversely affect our business.

Our Device May Infringe Third Party Intellectual Property Rights
----------------------------------------------------------------

Other companies may have obtained other proprietary rights to technology that may be potentially useful to us. It is possible that a third party could successfully claim that our device or its components infringe on its intellectual property rights. If this were to occur, we may be subject to substantial damages, and we may not be able to obtain appropriate licenses at a cost that we could afford and we may not have the ability to timely redesign our device. If we are required to pay material damages or are unable to obtain these rights or are unable to successfully redesign our device at a reasonable cost, our business could be significantly and adversely affected.

Our Stock Price Has Been Volatile
---------------------------------

The price of our common stock has fluctuated substantially since our initial public offering in 1996. The market price for our common stock, like that of the common stock of many other medical device companies, is likely to continue to be highly volatile.

Our Principal Stockholder Can Control Most Matters Requiring Approval by Our
----------------------------------------------------------------------------
Stockholders
------------

Dr. David Long, our Chairman and Chief Executive Officer, and his son, Dr. Raymond Long, and their respective affiliated entities, beneficially own approximately 60% of our outstanding shares of common stock. As a result, Dr. David Long has the ability to determine the election of our directors, direct our policies and control the outcome of substantially all matters that are subject to the vote of our stockholders. This concentration of ownership, among other things, also may increase our difficulty in raising necessary financing.

We Lack Independent Directors
-----------------------------

We cannot assure you that our Board of Directors will have independent directors. Our previous independent directors resigned in December 2002 due, among other things, to our potential inability to maintain directors' and officers' liability insurance and to our financial inability to continue to assure that we will operate as a going concern. In the absence of a majority of independent directors, our current three member Board of Directors, which consists of our two executive officers (one of whom is our principal stockholder) and a non-employee director who is related to our principal shareholder, could establish policies and enter into transactions without independent review. This could present the potential for a conflict of interest between us and our stockholders, and increases our difficulty in raising necessary financing. In addition, we cannot establish an audit committee without independent directors, which will prohibit us from listing our shares of common stock for trading on a recognized national securities exchange or on any electronic exchange regulated by NASDAQ.

If We Issue Any of Our Available Preferred Stock, Our Stockholders Could Be
---------------------------------------------------------------------------
Adversely Impacted
------------------

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

Our Stockholders Could Be Adversely Affected by the Anti-Takeover Effects of
----------------------------------------------------------------------------
Delaware Law
------------

We are subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person becomes an interested stockholder, unless the business combination is approved in a prescribed manner or unless the interested stockholder acquires at least 85% of the corporation's voting stock (excluding shares held by certain designated stockholders) in the transaction in which it becomes an interested stockholder. A "business combination" includes mergers, asset sales and other transactions resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an "interested stockholder" is a person who, together with affiliates and associates, owns, or within the previous three years did own, 15% or more of the corporation's voting stock. This provision of the Delaware law could delay and make more difficult a business combination, even if the business combination would be beneficial to the interests of our stockholders, and also could limit the price certain investors might be willing to pay for shares of our common stock.

We Do Not Expect That We Will Pay Dividends
-------------------------------------------

We have never declared or paid any cash dividends on our capital stock and do not intend to pay any cash dividends in the foreseeable future.

Resales of Restricted Shares Held By Our Current Directors and Executive
------------------------------------------------------------------------
Officers May Lower the Market Price of Our Common Stock
-------------------------------------------------------

At March 31, 2003, 25,286,223 shares of our common stock were outstanding, of which approximately 7.75 million shares were freely tradable by the holders of these shares without limitations under the Securities Act of 1933. Substantially all of the remaining shares of our outstanding common stock were held by our current executive officers and directors and their affiliated entities, who are generally subject to the volume and other limitations of Rule 144 promulgated under the Securities Act of 1933. These persons are eligible to sell substantially all of their shares pursuant to the volume and other limitations of Rule 144. Three months after these persons are no longer deemed to be our affiliates, and provided that they have held their shares for more than one year, they will be able to sell their shares without restriction under Rule 144. Sales of substantial amounts of our restricted shares of common stock in the public market, or the perception that these sales could occur, could adversely affect the trading price of our common stock and could impair our ability to raise funding through an offering of our equity securities.

Future Issuances of Our Securities May Be Dilutive to Our Stockholders
----------------------------------------------------------------------

We will need additional capital to fund our future operations through public or private financings, collaborative licensing or other arrangements with corporate partners. If additional funds are raised by issuing equity securities, dilution to our existing stockholders will occur. As of February 28, 2003, options to purchase a total of 836,764 shares of our common stock were outstanding with a weighted average exercise price of $0.93 per share, 508,639 of which were then exercisable. In addition, 1,018,529 shares of our common stock were available for future option grants under our stock option plans. To the extent that any of the foregoing options are exercised, the interests of our stockholders would be diluted.

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

     o   failure to obtain expected results in any future clinical trials.

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

Item 2.  Description of Property

All of our operations currently are conducted from our offices located at Units M and K, 1025 Nine North Drive, Alpharetta, Georgia. We lease our office space, which comprises approximately 4,000 square feet, on a month-to-month basis for an aggregate monthly payment of $1,818.

We intend to move our operations to Spring Valley, California if and when cash resources become available. We are currently subleasing from Abel Laboratories, Inc., an affiliate of Dr. David Long, our Chairman and Chief Executive Officer and principal stockholder, approximately 5,000 square feet of furnished and laboratory equipped space at 2737 Via Orange Way, Spring Valley, California. Under the sublease arrangement, we are to pay Abel the same amount of rent charged Abel, without any adjustment. Abel's current annual rent is $55,962, with an automatic annual adjustment based upon any increase that may occur in the Consumer Price Index. We paid monthly rental up to September 30, 2002. Abel has waived the rental charge, commencing October 1, 2002, until further notice. In 2002, we paid rent of $45,274 to Abel, including late charges imposed by the landlord. Abel's lease expires April 1, 2004. We believe that the terms and conditions of this sublease are no less favorable to us than those that would be available from an unaffiliated third party. We estimate the cost of our move to California, including moving expenses and relocation costs of employees, to be approximately $300,000. Although we have moved a portion of our records relating to research and development activities to California, our administrative and Regulatory and Quality Assurance functions are still carried out in, and our full-time employees are still located at, our Alpharetta, Georgia office.

Item 3.  Legal Proceedings

We are not a party to any pending legal proceeding which is not routine litigation incidental to our business or which involves a claim for damages exceeding 10% of our current assets, nor are we aware of any proceeding that a governmental authority is contemplating.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our securities holders during the fiscal quarter ended December 31, 2002.


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

The following table sets forth the high and low per share sales prices for our common stock as reported by NASDAQ's InfoQuote service furnished by Financial Insight Systems, Inc. for the periods indicated.

Year ended December 31, 2001
----------------------------

First Quarter                                           $0.84        $0.28
Second Quarter                                           0.45         0.26
Third Quarter                                            0.75         0.30
Fourth Quarter                                           0.90         0.37

Year ended December 31, 2002
----------------------------

First Quarter                                            0.60         0.35
Second Quarter                                           0.50         0.31
Third Quarter                                            0.60         0.40
Fourth Quarter                                           0.47         0.20

Year ending December 31, 2003 (through March 31)
------------------------------------------------

First Quarter                                            0.38         0.25

On March 31, 2003, the closing sale price for our common stock was $0.25 per share, as reported by NASDAQ's InfoQuote service furnished by Financial Insight Systems, Inc. As of March 19, 2003, there were approximately 156 holders of record of our common stock, including Cede & Co., who held 5,730,375 shares for an undisclosed number of beneficial holders.

We have not declared or paid any dividends since our inception, and do not intend to pay any cash dividends in the foreseeable future. We currently anticipate that we will retain all earnings, if any, for use in the operation and expansion of our business.

In August 2002, we issued 25,000 unregistered shares of our common stock to Chapman, Spira & Carson LLC, an investment banking firm, for services to be rendered. These shares were subsequently cancelled for non-performance. In January 2003, we issued 50,000 unregistered shares of our common stock to JG Capital Inc., an affiliate of another investment banking firm, as partial compensation for such firm's services to be rendered in assisting us to obtain financing for our business operations. In March 2003, we issued an aggregate of 468,749 unregistered shares of our common stock to iCapital Finance, Inc., an investment banking firm, and two of its principals, as partial payment for such firm's services to be rendered. These issuances were exempt from registration under Section 4(2) of the Securities Act of 1933.

In 2001, we made an option grant for unregistered shares of our common stock to Dr. David Long, as described in Item 12 - "Certain Relationships and Related Transactions".

In 2002, we agreed to issue unregistered shares of common stock to Dr. David Long, in lieu of cash interest, as consideration for loans made to us, as described in Item 12 - "Certain Relationships and Related Transactions". Under such arrangement, 111,712 shares of common stock were accrued for issuance to Dr. Long with respect to 2002 and an additional 40,753 shares of common stock were accrued for issuance to Dr. Long with respect to the first three months of 2003. This issuance, when made, will be exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 6.  Management's Discussion and Analysis or Plan of Operations

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this document.

Overview

As a development stage company, we have incurred net losses since inception through December 31, 2002 of approximately $64 million. Our current liabilities exceeded our current assets by approximately $3 million, and our total liabilities exceeded our total assets by approximately $3.1 million. These factors raise substantial doubt about our ability to continue our operations without obtaining immediate funding.

In the first quarter of 2003, we instituted a cost reduction program that included reducing salaries of our six then current employees, reducing use of outside consultants, arranging with some of our consultants and employees to accept options to acquire our common stock as compensation for a portion of their services and reducing our marketing activities. We have negotiated extended payment terms with certain of our vendors to reduce our cash requirements. At the present time, our limited cash resources are being utilized primarily in connection with the actions necessary to seek FDA approval to market our device in the United States and for the minimum administrative support, including employee salaries, required to sustain our current activities.

In 2001 and 2002, our major efforts were focused primarily in connection with the actions necessary to seek FDA approval to market our device in the United States, marketing our device in certain overseas markets, redesigning our device, seeking to obtain funds for our future operating and capital needs and administrative support to sustain our then current activities. Despite our efforts during such period, we were unable to obtain adequate third party funding to pursue our business goals or to cover our operating costs. As a result, since 2002, Dr. David Long and certain of his affiliates have funded our minimum operating expenses. We presently have no commitments (including from Dr. Long or any of his affiliates) for additional funding, our current financial resources will be depleted by the end of April 2003 and we require an immediate infusion of additional financial resources in order to continue our operations. If we are unable to timely obtain additional funding, we will be required to cease all operations and liquidate our assets

Liquidity and Capital Resources
-------------------------------

We have financed our operations since inception almost entirely by the issuance of equity securities, interest income on the then unutilized proceeds from these issuances and, since June 2000, with loans made directly, or guaranteed and collateralized, by Dr. David Long and certain of his affiliates.

At December 31, 2002, we had a working capital deficiency of $2,953,740, an increase of $2,257,882 from December 31, 2001. Our unrestricted cash and cash equivalents were $1,413 at December 31, 2002, as compared to $25,121 at December 31, 2001. In addition, at December 31, 2001, we had $86,432 of restricted cash, which was being held by a third party escrow agent, pursuant to an agreement between us and a former director and chief executive officer, which funds had been deposited for the payment of continued director and officer liability insurance covering our former directors and executive officers. The escrowed funds were released to us in February 2002 after we obtained the prescribed insurance coverage through March 17, 2003.

At December 31, 2002, we had inventory of $83,438 (net of a valuation reserve of approximately $532,000) as compared to inventory of $540,275 (net of a valuation reserve of approximately $180, 000) at December 31, 2001. We believe that all items of inventory are currently saleable at prices in excess of carrying cost.

During 2002, our operating activities utilized $1,867,145 of net cash, our investing activities provided $77,751 of net cash from the release of cash in an escrow account and our financing activities provided $1,765,686 of net cash, all of which (except for $15,686 received upon the exercise of a stock option) represented loans made directly, or guaranteed and collateralized, by Dr. David Long and certain of his affiliates. During 2001, our operating activities utilized $1,761,521 of net cash, our investing activities utilized $17,350 of net cash and our financing activities provided $464,000 of net cash from a bank line of credit guaranteed and collateralized, by Dr. David Long and certain of his affiliates.

In June 2000, we obtained a $500,000 line of credit from a bank, repayment of which has been personally guaranteed and collateralized by Dr. David Long and certain of his affiliates. In November 2001, the line of credit was increased from $500,000 to $750,000 and, in January 2002, was further increased to $1 million. The line of credit was fully utilized during 2002.

Since 2001, we have been seeking additional third-party funding. During such time, we have retained four different investment banking firms to assist us in locating available funding, and have had discussions with the management company associated with an institutional holder of shares of our common stock to assist us with such funding; however, we have not yet been successful in consummating a private placement or in obtaining additional third-party funding. During such period, Dr. David Long and certain of his affiliates have made funding available to us to permit us to maintain certain minimum operations. However, the most recently obtained funds made available will be depleted before the end of April 2003, and Dr. Long has advised us that we should not expect that he or his affiliates will make any further funds available to us. Although we are continuing with our efforts to obtain funding to maintain our operations, we cannot assure you that we will be successful or that any funding we receive will be adequate or on commercially reasonable terms. Our currently retained investment bankers have advised us that it is unlikely that they will be successful in locating possible sources of funding before the middle of April, and once located, we still will need to negotiate agreeable terms. As a result, it is possible that we will not have adequate funds to continue our operations after April 2003. Due to our working capital deficiency, we would be unable to pay our vendors, lenders and other creditors if we cease our operations, and the net realizable value of our non-current assets would not generate adequate cash to fill the gap.

Until such time, if at all, as we receive adequate funding, we intend to continue to defer payment of all of our obligations which are capable of being deferred, which actions have resulted in some vendors demanding cash payment for their goods and services in advance, and other vendors refusing to continue to do business with us. In the event that we are successful in obtaining third-party funding, we do not expect to generate a positive cash flow from our operations for at least several years, if at all, due to anticipated expenditures for research and development activities, administrative and marketing activities, and working capital requirements and expect to continue to attempt to raise further capital through one or more further private placements.

Results of Operations

Comparison of the Year Ended December 31, 2002 with the Year Ended December 31,
-------------------------------------------------------------------------------
2001
----

During 2002, we generated revenues of $102,000 from the sale of six Biofield Diagnostic Systems to two of our distributors as demonstration units and from the sale of sensors. Included in these sales is a sale of five devices to a distributor, in April 2002, amounting to $65,000, and a sale of sensors to a distributor, amounting to $6,000, payment for which has not yet been received. Cost of sales during 2002 aggregated $65,394. We did not sell any products during 2001. In 2001, we determined to redesign our then existing device and sustained a $218,502 charge from the write down of existing inventory. Since such redesigned device was scheduled to be available by the end of 2002 or early 2003, in 2002, we wrote down in full our then remaining inventory of old devices and sensors by an additional $393,518. As a result, our gross loss increased 63%, or $138,301, from $218,502 in 2001 to $356,803 in 2002.

Research and development expenses include the costs of engineering, manufacturing and related activities conducted in connection with obtaining required governmental and regulatory approvals for our device, expenses related to the adoption of new technology and the costs for the redesign of our device. Research and development expenses increased by $160,520, or 72%, to $383,692 in 2002 from $223,172 in 2001, as a result of the costs incurred during 2002 in the redesign of the Biofield Diagnostic System.

Selling, general and administrative expenses increased by $311,558, or 17%, to $2,129,412 in 2002 from $1,817,854 in 2001, primarily as a result of consulting fees incurred in connection with the actions necessary for our application to the FDA in order to seek approval of our device as well as for costs associated with marketing of our device in certain overseas markets.

As a result of such increases in operating expenses, our total operating expenses increased $472,078, or 23%, from $2,041,026 in 2001 to $2,513,104 in
2002.

We had no interest income in 2002. In 2001, we had interest income of $14,793 due to cash available from a December 2000 financing, which cash was depleted during 2001.

Net interest expense increased by $52,050, or 379%, to $65,772 in 2002 from $13,722 in 2001 due to the increase in our borrowings during 2002, which borrowings were used in our operations.

Royalty income increased by $27,120, or 137%, to $46,980 in 2002 compared to $19,770 in 2001. Such royalties were earned under our licensing agreement with Cardio Dynamics, Inc., and were the minimum royalties payable thereunder. In December 2002, such agreement was amended and an aggregate of $54,616 was paid thereunder in 2003. No further royalties are expected to be paid in future periods.

As a result of the foregoing, we incurred a net loss of $2,888,789, or $0.11 per share, in 2002, compared to a net loss of $2,238,687, or $0.09 per share, in 2001.

Comparison of the Year Ended December 31, 2001 with the Year Ended December 31,
-------------------------------------------------------------------------------
2000
----

During 2000, we generated revenues of $22,582 from the sale of one Biofield Diagnostic System to a distributor as a demonstration unit and from the sale of sensors. Cost of sales during 2000 aggregated $10,162. We did not sell any products during 2001. We incurred a loss on write down of inventory of $218,502 in 2001 due to the creation of a reserve for 25% of the carrying value of our then existing device, which we anticipated would become obsolete upon the introduction of our new device. We had no such reserve in 2000. As a result, we sustained a gross loss of $218,502 in 2001, as compared to a gross profit of $12,420 in 2000.

Research and development expenses increased by $162,946, or 271%, to $223,172 in 2001 from $60,226 in 2000, primarily because no research and development expenditure was incurred during the first nine months of 2000. Our 2001 expenses included $65,164 spent towards redesign of the Biofield Diagnostic System.

Selling, general and administrative expenses increased by $586,438, or 40%, to $2,036,356 in 2001 from $1,449,918 in 2000. The increase was largely attributable to costs incurred to renew our efforts to build the infrastructure for anticipated commencement of operations and to fulfill requirements in connection with the re-registration of our common stock with the SEC. In 2000, we had a $39,812 gain on the disposition of fixed assets; such activity did not recur in 2001.

As a result of such increases in operating expenses, our total operating expenses increased $491,070, or 32%, to $2,041,026 in 2001 from $1,549,956 in
2000.

Net interest income decreased by $5,664, or 84%, to net interest income of $1,071 in 2001 from net interest income of $6,735 in 2000, due to the depletion of our available cash and subsequent borrowing against a line of credit to fund operations in 2001. Royalty income increased by $11,202, or 131%, to $19,770 in 2001 compared to $8,568 in 2000. In 2000, we entered into a license agreement, which generated royalties only in the last quarter of 2000, while in 2001 we received royalties for the entire year.

As a result of the foregoing, we incurred a net loss of $2,238,687, or $0.09 per share, in 2001, compared to a net loss of $1,522,223, or $0.07 per share, in 2000.

Application of Critical Accounting Policies
-------------------------------------------

Impairment of long-lived assets
-------------------------------

At December 31, 2002, we had $286,295 of capitalized patent costs. In assessing the recoverability of our patents, we have made assumptions regarding estimated future cash flows and other factors relating to the use of our patents to determine the fair value of the respective assets. If our estimates or their related assumptions change in the future, we may be required to record additional charges for these assets not previously recorded. For the year ended December 31, 2002, we had patent amortization expense of $37,600 and wrote off previous capitalized patent costs of $25,000. In 2001, such amortization expense and write-off were $37,600 and $30,000, respectively. Subsequent impairment losses, if any, will be reflected in operating income in our statement of operations.

Valuation of deferred tax assets
--------------------------------

In assessing the realizability of deferred tax assets, we have considered whether it is more likely than not that some portion, or all, of deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At December 31, 2002 and 2001, we have made full provision for our deferred tax assets due to our continued operating losses and inability to assess the likelihood of generating sufficient future taxable income to realize such benefits. Substantially all of our net operating loss carryforwards are subject to limitation and may expire unutilized.

Inventory valuation reserves
----------------------------

We provide for inventory obsolescence based upon assumptions concerning future demand, market conditions and anticipated timing of the release of next generation products. If actual market conditions or future demand are less favorable than those projected by management, or if next generation products are released earlier than anticipated, additional inventory write-downs may be required. Due to our decision to introduce a new device with updated technology and major design modifications in 2003, we created a reserve for our inventory of old devices amounting to $179,916 in 2001. In 2002, we increased this reserve by $352,154 to fully provide for the old units and all the sensors for these units. Additionally, we wrote off obsolete and scrapped inventory totaling $41,364 and $38,586 in 2002 and 2001, respectively.

Audit Committee

Our Board of Directors had an Audit Committee until the resignation of our two independent directors in December 2002. As we have not had independent directors since such time, we have not had an Audit Committee since December 2002. During the time that we had an Audit Committee, it did not have an adequate opportunity to select, apply and consider the extent of disclosure to be made of our critical accounting policies.

Non-GAAP Financial Measures

The financial statements appearing in this annual report on Form 10-KSB do not contain any financial measures which are not in accordance with generally accepted accounting procedures.

New Accounting Pronouncements

On August 1, 2001, Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 was required to be adopted on January 1, 2002. There was no material effect on our consolidated financial position or results of operations upon adoption of SFAS No. 144 on January 1, 2002.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". SFAS No. 145 amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. We do not expect the adoption of SFAS No. 145 to have a material effect on our consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("Issue No. 94-3"). The principal difference between SFAS No. 146 and Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in SFAS No. 146 is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in Issue No. 94-3. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 30, 2002. We adopted SFAS No. 146 effective January 1, 2003. We do not expect that adoption of SFAS No. 146 will have a material effect on our consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends certain disclosure requirements of SFAS No. 123. We do not expect that the adoption of SFAS No. 148 will have a material effect on our consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such a guarantee. FIN 45 also requires additional disclosure about the guarantor's obligations under certain guarantees that it has issued. The disclosure requirements of FIN 45 are effective after December 15, 2002, and the initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 30, 2002. We did not have any material guarantees at December 31, 2002, and the adoption of FIN 45 is not expected to have a material impact on our consolidated financial position or results of operations.

Item 7.  Financial Statements

Table of Contents                                                           Page
-----------------                                                           ----

Independent Auditors' Report                                                F-1

Consolidated Balance Sheets                                                 F-2

Consolidated Statements of Operations                                       F-3

Consolidated Statements of Stockholders' Equity (Deficit)                   F-4

Consolidated Statements of Cash Flows                                       F-8

Notes to Consolidated Financial Statements                                  F-10

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

In connection with its audits of the two fiscal years ended December 31, 2002, there have been no disagreements with Deloitte & Touche, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Deloitte & Touche LLP would have caused them to make reference thereto in their report on the financial statements for such years.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Our directors and executive officers are:

Name                                Age      Positions and offices with Biofield
----                                ---      -----------------------------------

David M. Long, Jr., M.D. Ph.D.       74      Chairman of the Board and Chief
                                             Executive Officer

Raymond A. Long, M.D.                43      Director

John D. Stephens                     44      Director and Senior Vice President
                                             and Chief Operating Officer

Each of our current directors was appointed to serve as a director by the then existing Board of Directors. Each director serves until the next annual meeting of stockholders and until his respective successor is elected and qualified, or until his earlier resignation. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors.

Dr. David Long was appointed a director as of December 28, 1999 and was elected our Chairman and Chief Executive Officer on January 9, 2000. Dr. Long previously had served as a director from August 1992 until April 1993. Dr. Long is a private investor and President of Abel Laboratories Inc., a currently inactive private research laboratory that, from time to time, has conducted research and development on a contract basis relating to medical devices and pharmaceutical applications of interest to Dr. Long. Dr. Long previously was a Professor of Surgery and Chief of Cardiovascular and Thoracic Surgery at the University of Illinois, Abraham Lincoln School of Medicine, and a Clinical Associate Professor of Surgery and Radiology at the University of California, San Diego.

Dr. Raymond Long was appointed a director on January 9, 2000. Dr. Raymond Long, a graduate of The University of Michigan Medical School, is an orthopedic surgeon in private practice in Saint Albans, Vermont. From July 1999 to June 2000, Dr. Raymond Long was a Fellow in shoulder and elbow surgery at Florida Orthopedics Institute, and for more than five years prior thereto was associated with the University of Montreal, initially as a Resident in orthopedics and then as a Fellow in anthroplasty and arthroscopy.

John D. Stephens was elected our Senior Vice President and Chief Operating Officer on January 3, 2000 and was appointed a director on December 29, 2002. For more than the three years prior to January 3, 2000, Mr. Stephens was our Senior Director - Manufacturing, Operations and Logistics.

Arthur R. Taylor and Amy S. Langer, each of whom had been appointed a director on January 3, 2000, resigned as directors the end of December 2002. At a meeting of the directors on December 29, 2002, our Board of Directors was reduced in size to three members and Mr. Stephens was appointed to fill the vacancy created by such resignations.

No family relationship exists among any of our directors or executive officers, except that Dr. Raymond Long is the son of Dr. David Long.

Based solely upon our review of Forms 3, 4 and 5 filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and a review of written representations received by us, no person who at any time during 2002 was a director, executive officer or beneficial owner of 10% or more of the outstanding shares of our common stock failed to file, on a timely basis, the reports required by Section 16(a) of the Securities Exchange Act, except that
(a) the Long Family Partners II, LP, a 10% beneficial owner of our common stock, failed to timely file a Form 4 reporting the distribution of shares of our common stock to its partners, and (b) Dr. David Long failed to timely file Form 4s reporting (i) interest on a loan to us payable in shares of our common stock,
(ii) the transfer of shares previously held by Dr. Long to a trust in which Dr. Long is a trustee, (iii) the distribution of shares from a family partnership to a trust in which Dr. Long is a trustee and to a trust in which Dr. Long's spouse is a trustee, (iv) the distribution of shares previously held by Dr. Long's spouse to a trust in which she is a trustee, and (iv) the gift of shares by Dr. Long and Dr. Long's spouse to trusts for the benefit of their grandchildren, in which Dr. Long is a trustee.

In addition to our executive officers, Nancy Patterson and Steve Preiss occupy significant positions. Ms. Patterson and Mr. Preiss perform services for us as consultants, and invoice us for their services based on time spent. Ms. Patterson, age 49, was appointed our Vice President of Worldwide Sales and Marketing in September 2001. Since 2000, Ms Patterson has been Vice President, Business Development for Aubrey Group, Incorporated, an engineering company specializing in the development of medical device prototypes for start-up companies. For more than the three years prior thereto, Ms. Patterson was Global Director of Marketing for EndoSonics Corporation, a manufacturer and marketer of cardiovascular devices. Mr. Preiss, age 47, was appointed our Vice President of Regulatory and Clinical Affairs and Quality Assurance in June 2001. Since April 2001, Mr. Preiss has been Vice President of Regulatory and East Coast Business Operations for Synteract, Inc., a regulatory consulting company. For the five-year period prior thereto, Mr. Preiss was Vice President of Clinical and Regulatory Affairs, UroSurge, Inc., a manufacturer of urological medical devices.

Item 10. Executive Compensation.

The following table sets forth information concerning compensation for services in all capacities awarded or paid to, or earned by, our chief executive officer and our other executive officers who received cash compensation from us aggregating at least $100,000 during the year ended December 31, 2002.

                                           Summary Compensation Table
                                                                                  Long-Term
                                                                                 Compensation
                                             Annual Compensation                    Awards
                                             -------------------                    ------
Name and                                                                       No. of Securities       All Other
Principal Positions         Year      Salary        Bonus        Other        Underlying Options     Compensation
-------------------         ----     --------     --------     --------       ------------------     ------------
David M. Long, Jr           2002           --           --           --                --                   --
  Chairman and              2001           --           --           --           350,000(1)                --
  Chief Executive           2000           --           --           --                --                   --
  Officer

John D. Stephens            2002     $110,000           --           --                --                   --
  Senior Vice President     2001     $110,000     $ 20,000     $ 11,723(2)         85,000(3)                --
  and Chief Operating       2000     $100,000           --           --                --             $ 45,000(4)
  Officer

-------------------------------

     (1) Represents stock options granted at an exercise price of $0.62 per share, the closing price of our common stock on the date of grant, in lieu of compensation as an executive officer in 2001 and as consideration for guaranteeing our bank line of credit in 2001. These options currently are immediately exercisable.

     (2) Represents reimbursement for a personal tax-related expense incurred in a prior year.

     (3) Represents stock options granted under our 1992 Employee Stock Incentive Plan at an exercise price of $0.62 per share, the closing price of our common stock on the date of grant. These options currently are immediately exercisable.

     (4) Represents the difference between the $5,000 purchase price paid for 100,000 restricted shares of our common stock and the fair market value of such shares at the time of purchase.

During the year ended December 31, 2002, we did not grant any stock options or stock appreciation rights to any of our executive officers.

The following table sets forth the total number of exercisable and unexercisable stock options held by each of our executive officers named in the Summary Compensation Table who held any stock options as of December 31, 2002. No options to purchase our common stock were exercised by any of our executive officers during the year ended December 31, 2002 and no stock appreciation rights were outstanding during such year.

                               Number of Securities                Value of Unexercised
                       Underlying Unexercised Stock Options        In-the-Money Options
                               at December 31, 2002                at December 31, 2002
                               --------------------                --------------------
Name                      Exercisable      Unexercisable        Exercisable   Unexercisable
----                      -----------      -------------        -----------   -------------

David M. Long, Jr.       350,000 shares         -0-                 -0-            -0-

John D. Stephens         123,382 shares         -0-                 -0-            -0-


No cash compensation was paid to our directors during the year ended December 31, 2002.

Our 1996 Stock Option Plan for Non-Employee Directors provides for the automatic grant of nonqualified stock options to non-employee directors. Under the Plan, 150,000 shares of our common stock have been reserved for issuance upon exercise of options to non-employee directors. The Plan provides for the automatic grant of options to eligible directors. Each non-employee director who joins the Board will automatically receive, unless waived, an initial grant of options to purchase 10,000 shares of our common stock at an exercise price equal to the fair market value per share at the date of grant, subject to vesting in three equal annual installments. In each year, other than the year in which a director receives an initial grant of options, that director will automatically receive, unless waived, options to purchase 2,500 shares of our common stock on the date of the Annual Meeting of Stockholders, which vest immediately upon being granted. No options have been granted under the Plan during the last five years. If any options granted under the Plan, for any reason, expire or are canceled or otherwise terminated without having been exercised in full, the shares allocable to the unexercised portion of these options again become available for grants under the Plan. The term of each option granted under the Plan is ten years. Options granted under the Plan must be exercised before the earlier of (a) the scheduled expiration date, or (b) one year following the dated of termination of service. The exercise price of an option is payable upon exercise in cash. As of March 31, 2003, options for 150,000 shares of our common stock are available for future grant under the Plan. Unless sooner terminated by the Board, the Plan expires in January 2006.

We do not have any employment contracts or change-in-control arrangements with any of our executive officers. Mr. Stephens is currently employed by us at an annual basic salary of $110,000, a portion of which has been voluntarily deferred until such time, if at all, as we obtain sufficient funding.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of March 31, 2003, the number of shares of our common stock beneficially owned by (a) each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding common stock,
(b) each of our current directors, (c) each of the persons named in the Summary Compensation Table appearing under Item 10. - "Executive Compensation", and (d) all our directors and executive officers, as a group (three persons). Except as indicated in the footnotes to this table, we believe that the persons named in this table have sole voting and investment power with respect to the shares of our common stock indicated.

Name (1)                                           Shares Beneficially Owned (2)   Percent of Class
--------                                           -------------------------       ----------------
Long Family Partners II, LP(3)                             4,421,493                     17.5%
David M. Long, Jr., M.D. Ph.D.                            11,470,066 (4)                 44.5%
David M. Long, Jr. Separate Property Trust (5)             3,849,488 (6)                 15.1%
Donna R. Long Separate Property Trust (5)                  1,594,891                      6.3%
Raymond A. Long, M.D.                                      4,005,000 (7)                 15.8%
Hambrecht & Quist Capital Management LLC (8)               1,878,866                      7.4%
John D. Stephens                                             223,382 (9)                  0.9%
All directors and executive officers, as a group          15,698,448 (10)                60.6%

     -----------------------------------

    (1) The address for each person or entity, except as otherwise indicated, is c/o Biofield Corp., Suite M, 1025 Nine North Drive, Alpharetta, Georgia 30004.

    (2)  All shares are held of record, unless otherwise stated.

    (3) Long Family Partners II, LP is a Delaware limited partnership, the general partners of which are Dr. David Long and his spouse, Donna R. Long. Dr. Long, as Managing Partner of the partnership, has the ability to sell its assets and vote any of its securities.

    (4) Consists of (a) 4,421,493 shares owned by Long Family Partners II, LP (referred to in note 3, above), of which Dr. Long is the managing partner, (b) 142,857 shares held of record, (c) 8,087 shares held in "street name" by the Long Family Trust, of which Dr. Long and his spouse are co-trustees, (d) 843,750 shares held by the David and Donna Long Family Foundation with respect to which beneficial ownership is disclaimed, (e) 3,849,488 shares held by the David M. Long, Jr. Separate Property Trust (referred to in note 5, below), of which Dr. Long is trustee, (f) 1,594,891 shares held by the Donna R. Long Separate Property Trust (referred to in note 5, below), of which Dr. Long's spouse is trustee, with respect to which beneficial ownership is disclaimed, (g) 259,500 shares held in trusts for the benefit of Dr. Long's grandchildren, of which Dr. Long is co-trustee, and (h) 350,000 shares currently issuable upon exercise of stock options.

    (5) The David M. Long, Jr. Separate Property Trust and the Donna R. Long Separate Property Trust are each separate property trusts established under the Long Family Trust, dated December 30, 1974, as amended. Dr. Long and his spouse are each the trustees of their respective trusts.

    (6) Includes 152,465 shares which have accrued to the to the Trust's account as interest on the Trust's loan to us, which interest was paid in shares of our common stock..

    (7) Consists of (a) 1,200,000 shares held of record, (b) 2,800,000 shares held by Raymond A. Long u/a 01/01/91 retirement plan, and (c) 5,000 shares currently issuable upon exercise of stock options.

    (8) Hambrecht & Quist Capital Management LLC has filed a Schedule 13G with the SEC, dated January 22, 2003, in which it indicates that (a) its address is 30 Rowes Wharf, 4th Floor, Boston, Massachusetts 02110-3328,
         (b) it disclaims any beneficial ownership in the shares it reports, (c) such shares are owned for certain client accounts, and (d) it and such accounts are not acting as a group for purposes of Section 13(d) under the Securities Exchange Act of 1934.

    (9) Consists of (a) 100,000 shares held of record, and (b) 123,382 shares currently issuable upon exercise of stock options.

    (10) Consists of the amounts listed in the table as being beneficially owned by Dr. David Long, Dr. Raymond Long and John D. Stephens.

We do not know of any arrangements that may result in a change of control of our company.

The following table sets forth, as of December 31, 2002 (a) the number of our securities issuable upon the exercise of outstanding options, warrants and rights, (b) the weighted-average exercise price of such outstanding options, warrants and rights, and (c) the number of our securities remaining available for future issuance, with respect to each of our compensation plans (including individual compensation arrangements).

                                    Equity Compensation Plan Information

                                    Number of Securities                              Number of
                                    to be Issued Upon          Weighted Average       Securities Remaining
                                    Exercise of Outstanding    Exercise Price of      Available for
                                    Options                    Outstanding Options    Future Issuance (1)
                                    -----------------------    -------------------    --------------------
Equity compensation plans
approved by security holders                450,000                   $0.83                1,018,529

Equity compensation plans
not approved by security holders            386,764                   $1.06                       --

Total                                       836,764                   $0.93                1,018,529

-------------------

    (1) Excludes securities to be issued upon the exercise of outstanding options.

Item 12. Certain Relationships and Related Transactions

In June 1992, we entered into several agreements with Abel Laboratories, Inc., an affiliate of Dr. David Long. One of these agreements, a laboratory services agreement, which expired December 31, 1993, engaged Abel to provide specified preclinical research to be managed by Dr. Long. Effective January 1, 1994, pursuant to a master laboratory services agreement, Abel agreed that any research thereafter conducted for us by Abel would be on substantially the same terms as the laboratory services agreement and would be on the basis of a budget approved by us. Although from time to time Abel has conducted additional preclinical research for us, no research had been preformed by Abel since 1998.

In June 1992, we entered into a patent royalty agreement with Abel, which assigned to us all of Abel's rights and interests in all inventions and/or technology conceived and/or developed by Abel or Dr. David Long in connection with laboratory services performed by Abel for us which relate to the use of bioelectronics in the diagnosis, screening or management of disease, infection, ovulation or other bioelectric events. Under the agreement, Abel is entitled to royalties of 5% of the net sales of products incorporating any of these inventions or technology which are embodied in any patent issued to us, during the life of the patent, as well as 20% of the net proceeds we may receive from the license of the patent to others, up to a maximum of $2 million. As of February 28, 2003, one patent has been issued to us that is covered by the agreement, although we have not obtained any revenues therefrom.

Effective as of June 1992, in connection with the patent royalty agreement and the laboratory services agreement, we granted Abel options to purchase an aggregate of 61,275 shares of common stock at $8.16 per share, which exercise price was reduced to $2.04 per share following completion of our Series A Preferred Stock private placement in December 1993, based on our market capitalization at that time. These options expired unexercised on June 1, 2002.

In January 2001, we entered into an oral arrangement with Abel for the sublease of approximately 5,000 square feet of furnished and laboratory equipped space. Under the arrangement, we pay Abel the same amount of rent charged Abel, Abel's annual base rent is $55,962, with an automatic annual adjustment based upon any increase that may occur in the consumer price index. The lease expires April 1, 2004. We intend to move all of our operations to this leased space when, and if, cash resources become available. We have moved a portion of our research and development records to this leased space, although the Company's administrative and regulatory and quality assurance functions are still carried out in, and our full-time employees are still located at, our Alpharetta, Georgia office. We paid monthly rent to Abel until September 30, 2002, at which time Abel waived the rental charges until further notice. For additional information, see Item 2. "Description of Property". As of December 31, 2002, we owed an aggregate of $68,314 to Abel, including $55,516 for services rendered prior to 1998.

In June 2000, we obtained a $500,000 line of credit from California Bank & Trust, repayment of which has been personally guaranteed by Dr. David Long and certain of his affiliates and secured by their collateral. In November 2001, the line of credit was increased from $500,000 to $750,000 and, in January 2002, was further increased to $1 million. In December 2001, we granted Dr. Long an option to acquire 350,000 shares of our common stock at $0.62 per share (the closing price of our common stock on the date of grant) as compensation for such guaranty and collateralization with respect to the 2001 year. The line was fully utilized at December 31, 2002.

In March 2002, Dr. David Long issued his written commitment to us to provide all of our financing needs to enable us to meet our operating requirements through the end of 2002. Dr. Long then advanced $1,050,000 to us. The advances, which bear interest at 2% above the prime rate, are unsecured and currently payable on demand. Interest on the advances is calculated quarterly, and is payable in unregistered shares of our common stock unless Dr. Long requests payment in cash for a quarter before the beginning of that quarter. The number of shares to be issued for quarterly interest is determined using the closing price of our common stock on the last business day of the quarter. During 2002, interest on the advances amounted to $36,954 and, since Dr. Long did not request any cash payment, an aggregate of 111,712 shares of our common stock have been reserved for issuance in payment of such accrued interest. On November 5, 2002, Dr. David Long agreed to lend us an additional $450,000 for our operating requirements against a three-year convertible note. The note bears interest of 10% per annum, payable on maturity of the note. The note contains an option, at maturity, to convert all amounts due thereunder into unregistered shares of our common stock at the rate of $0.40 per share, the closing price on November 5, 2002. Interest for 2002 under the note amounted to $6,311.

In order to meet our operating requirements, an affiliate of Dr. David Long loaned us $475,000 in January 2003. The loan bears interest at 10% per annum and is due on demand. Dr. Long has discussed a possible amendment to the terms of the loan, including possible conversion into unregistered shares of our common stock.

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

         6.04 Master Laboratory Services Agreement between Biofield Corp. and Abel Laboratories, Inc., dated as of January 1, 1994. (3)

         6.09     Biofield Corp. 1992 Stock Incentive Plan. (3)

         6.10     Biofield Corp. 1996 Stock Option Plan, as amended. (4)

         6.11 Biofield Corp. 1996 Stock Option Plan for Non-Employee Directors. (3)

         6.12 Escrow Agreement among C. Leonard Gordon, Biofield Corp. and Warshaw Burstein Cohen Schlesinger & Kuh, LLP, as escrow agent, dated December 28, 1999. (1)

         6.13 License Agreement between Biofield Corp. and Cardio Dynamics International Corporation dated October 16, 2000. (1)

         6.14 Share Option Agreement, dated as of March 16, 1995, between Biofield Corp. and David M. Long, Jr., M.D. (1)

         6.15 Form of Share Option Agreement between Biofield Corp. and each of Amy Langer, Raymond A. Long, M.D. and Arthur Taylor, dated September 5, 2001. (5)

         6.16 Share Option Agreement, dated as of November 29, 2001, with David M. Long, Jr., M.D. (5)

         6.17 Share Option Agreement, dated as of November 29, 2001, with John D. Stephens. (5)

         6.18 Form of Share Option Agreement, dated November 29, 2001, with each of Nancy Patterson and Steven Preiss. (5)

         6.19 Form of Share Option Agreement, dated November 29, 2001, with various Biofield Corp. employees. (5)

         6.20 10% Convertible Promissory Note, dated November 8, 2002 by Biofield Corp. in favor of David M. Long, Jr. (6)

         6.21* Demand Promissory Note, dated January 3, 2003, by Biofield Corp. in favor of David M. Long Separate Property Trust.

         6.22* Investment Banking Services Agreement, dated March 5, 2003, between Biofield Corp. and iCapital Finance, Inc.

         6.23* Consulting Agreement, dated March 5, 2003, between Biofield Corp. and Randall Letcavage and Rosemary Nguyen

         6.24* Redesign Agreement, dated October 15, 2001, between Biofield Corp. and TriVirix International Limited

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

    99.  Additional Exhibits

         99.1 Certification of David M. Long, Jr. President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification of John D. Stephens, Senior Vice President, Chief Operating Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

-----------------------
   (*)   Filed herewith.

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

         (2) Incorporated by reference to Biofield's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

         (3) Incorporated by reference to Biofield's Registration Statement on Form S-1 (Registration No. 333-00796) declared effective on March 19, 1996.

         (4) Incorporated by reference to Biofield's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

         (5) Incorporated by reference to Biofield's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001

         (6) Incorporated by reference to Biofield's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2002.


(b) Reports on Form 8-K. We did not file a Current Report on Form 8-K during the quarter ended December 31, 2002.

Item 14. Controls and Procedures

Within 90 days of the filing date of this annual report, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on their evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by us in the reports that we file with the SEC. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

Item 15. Financial Statements


Index to Financial Statements
-----------------------------
                                                                            Page
                                                                            ----

Independent Auditors' Report............................................... F-1

Consolidated Balance Sheets................................................ F-2

Consolidated Statements of Operations...................................... F-3

Consolidated Statements of Stockholders' Equity (Deficit).................. F-4

Consolidated Statements of Cash Flows...................................... F-9

Notes to Consolidated Financial Statements................................. F-11

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Biofield Corp.

We have audited the accompanying consolidated balance sheets of Biofield Corp. (a development stage company) (the "Company") as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002 and for the period October 16, 1987 (date of inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 and for the period October 16, 1987 (date of inception) through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 17 to the Consolidated Financial Statements, the Company is in the development stage as of December 31, 2002.

The accompanying consolidated financial statements for the year ended December 31, 2002 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, during each of the years in the three year period ended December 31, 2002, the Company incurred net losses available to common shareholders of $2,888,789, $2,238,687, and $1,522,233, respectively, operating cash flow deficiencies of $1,867,145, $1,761,521, and $1,128,946, respectively, and, as of December 31, 2002, the Company has a working capital deficiency of $2,953,740. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 28, 2003

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------

                                                                   December 31,
                                                           ----------------------------
ASSETS                                                         2002            2001
CURRENT ASSETS:
  Cash and cash equivalents                                       1,413          25,121
  Restricted cash                                                    --          86,432
  Accounts receivable                                            71,000          24,214
  Inventories                                                    83,438         540,275
  Other current assets                                           34,017         131,920
                                                           ------------    ------------
     Total current assets                                       189,868         807,962

PROPERTY AND EQUIPMENT - Net                                     18,054          20,320
OTHER ASSETS                                                     22,753          22,753
PATENT AND PATENT APPLICATION - Net                             286,295         349,250
                                                           ------------    ------------
     TOTAL                                                 $    516,970    $  1,200,285
                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                              896,018         558,790
  Accrued expenses                                              129,276         133,659
  Due to affiliate                                               68,314          61,371
  Line of credit borrowings                                   1,000,000         750,000
  Advances from stockholder                                   1,050,000              --
                                                           ------------    ------------
     Total current liabilities                                3,143,608       1,503,820

LONG-TERM LIABILITIES:
  Long-term debt - related party                                450,000              --
                                                           ------------    ------------
     Total long-term liabilities                                450,000              --

COMMITMENT AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred Stock, $.001 par value; authorized
   12,300,000 undesignated shares;
   no shares issued or outstanding
  Common Stock, $.001 par value; authorized 40,000,000
   shares; issued 27,592,354 and 27,529,609 shares at
   December 31, 2002 and December 31, 2001, respectively         27,593          27,530
  Treasury stock - 2,306,131 shares                              (3,100)         (3,100)
  Additional paid-in capital                                 60,976,790      60,861,167
  Accumulated deficit during development stage              (64,077,921)    (61,189,132)
                                                           ------------    ------------
     Total stockholders' equity (deficit)                    (3,076,638)       (303,535)
                                                           ------------    ------------
  TOTAL                                                    $    516,970    $  1,200,285
                                                           ============    ============


See notes to consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------

                                                                                                  Period
                                                                                                October 16,
                                                                                               1987 (Date of
                                                               Year Ended                       Inception)
                                                               December 31,                       Through
                                               --------------------------------------------    December 31,
                                                   2002            2001            2000            2002
                                               ------------    ------------    ------------    ------------

REVENUE                                             102,000              --          22,582         124,582
COST OF SALES
  Cost of goods sold                                 65,285              --          10,162          75,447
  Loss on write down of inventory (Note 4)          393,518         218,502              --         612,020
                                               ------------    ------------    ------------    ------------
GROSS PROFIT                                       (356,803)       (218,502)         12,420        (562,885)

OPERATING EXPENSES:
  Research and development                          383,692         223,172          60,226      40,440,464
  Selling, general, and administrative            2,129,412       1,817,854       1,449,918      25,083,177
  (Gain) loss on disposition of fixed assets             --              --          39,812          (8,084)
                                               ------------    ------------    ------------    ------------
     Total operating expenses                     2,513,104       2,041,026       1,549,956      65,515,557


OTHER INCOME (EXPENSE):
  Interest income                                        --          14,793           9,584       2,476,723
  Interest expense                                  (65,772)        (13,722)         (2,849)       (531,681)
  Royalty income                                     46,890          19,770           8,568          75,228
                                               ------------    ------------    ------------    ------------
     Net (expense) other income                     (18,882)         20,841          15,303       2,020,270
                                               ------------    ------------    ------------    ------------
LOSS BEFORE INCOME TAXES                         (2,888,789)     (2,238,687)     (1,522,233)    (64,058,172)
PROVISION FOR INCOME TAXES                               --              --              --         (19,749)
                                               ------------    ------------    ------------    ------------
NET LOSS                                       $ (2,888,789)   $ (2,238,687)   $ (1,522,233)   $(64,077,921)
                                               ============    ============    ============    ============

NET LOSS PER SHARE:
     Basic and Diluted                         $      (0.11)   $      (0.09)   $      (0.07)
                                               ============    ============    ============

WEIGHTED-AVERAGE SHARES
     Basic and Diluted                           25,267,922      25,223,478      22,168,589
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

BIOFIELD CORP.
(A Development Stage Company)
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

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                            Series A           Series B          Series C
                                                        Preferred Stock    Preferred Stock    Preferred Stock      Common Stock
                                                       ------------------- ----------------- ----------------- --------------------
                                                        Shares    Amount    Shares  Amount    Shares   Amount    Shares  Amount
BALANCE AT DECEMBER 31, 2000                                   --      --        --     --          --      --  27,529,609 $27,530
  (brought forward)
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 2001                                    -       -         -      -           -       -  27,529,609 $27,530
Exercise of Common Stock options                                                                                    62,745      63
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss (unaudited)
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 2002                                    -       -         -      -           -       -  27,592,354 $27,593
                                                       ==========  ======  ========  =====  ==========  ======  ========== =======


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                  Deficit
                                                                                Accumulated   Foreign
                                                        Additional                 During     Currency                  Total
                                                         Paid-In     Treasury   Development  Translation            Comprehensive
                                                         Capital       Stock       Stage      Adjustment    Total        Loss
                                                       ------------ ---------- ------------- ----------- ---------- -------------
BALANCE AT DECEMBER 31, 2000                             60,761,167    (3,100) $(58,950,445)        --    1,835,152
(brought forward)
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Net loss                                                                         (2,238,687)             (2,238,687)
Total comprehensive income (loss)                                                                                    $ (2,238,687)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2001                             60,861,167    (3,100)  (61,189,132)        --     (303,535)
Exercise of Common Stock options                             15,623                                          15,686
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Net loss                                                                         (2,888,789)             (2,888,789)
Total comprehensive income (loss)                                                                                    $ (2,888,789)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2002                           $ 60,976,790   $(3,100) $(64,077,921)  $     --  $(3,076,638)
                                                       ============   =======  ============   ========  ===========
                                                                                                                      (Concluded)


See notes to unaudited consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                          Period
                                                                                                                        October 16,
                                                                                                                       1987 (Date of
                                                                                                                        Inception)
                                                                                        December 31,                     Through
                                                                        -------------------------------------------    December 31,
                                                                            2002            2001           2000            2002
                                                                                                                       ------------

OPERATING ACTIVITIES
  Net loss                                                              $ (2,888,789)   $ (2,238,687)  $ (1,522,233)   $(64,077,921)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                             48,541          46,308         22,887       2,625,557
    Amortization of premiums (discount) on short-term investments                                                           156,692
    Loss on disposal of property and equipment                                                               39,812         194,102
    Loss on license and settlement agreements                                                                                49,026
    Loss on abandonment of patent applications                                25,361          29,867                        303,234
    Vendor settlements                                                                                                      (77,257)
    Noncash compensation                                                     100,000         100,000        298,000       3,208,451
    Gain from disposition of fixed assets                                                                                  (159,473)
    Interest paid in Common Stock                                                                                           297,148
    Changes in assets and liabilities:
      Accounts receivable                                                    (46,786)        (24,214)                       (71,000)
      Inventories                                                            456,837         152,477          5,069         (83,438)
      Other current assets                                                    97,903         (97,321)        44,727         (34,017)
      Other assets                                                                            (1,715)        87,713        (134,582)
      Due to affiliate                                                         6,943           4,526          1,329          68,314
      Accounts payable and accrued expenses                                  332,845         267,238       (106,250)        981,677
                                                                        ------------    ------------   ------------    ------------
        Net cash used in operating activities                             (1,867,145)     (1,761,521)    (1,128,946)    (56,753,487)
                                                                        ------------    ------------   ------------    ------------

INVESTING ACTIVITIES
  Acquisitions of property and equipment                                      (8,681)         (7,458)       (24,439)     (2,605,407)
  Costs incurred for patents and patent applications                                          (9,892)       (13,615)       (782,527)
  Proceeds from sale of property and equipment                                                                              294,748
  Purchases of short-term investments                                                                                   (26,476,638)
  Proceeds from sale and maturity of short-term investments                   86,432                                     26,406,378
                                                                        ------------    ------------   ------------    ------------
        Net cash provided by (used in) investing activities                   77,751         (17,350)       (38,054)     (3,163,446)
                                                                        ------------    ------------   ------------    ------------

FINANCING ACTIVITIES
  Repayments of capitalized lease obligations                                                                               (82,234)
  Proceeds from issuance of Series A Preferred Stock - net                                                                8,413,490
  Proceeds from issuance of Series B Preferred Stock - net                                                                1,947,631
  Proceeds from issuance of Series C Preferred Stock - net                                                               11,980,771
  Proceeds from issuance of Common Stock and Common Stock warrants
    - net                                                                                                 1,525,000      33,023,206
  Proceeds from exercise of Common Stock options and Common Stock
    warrants                                                                  15,686                                        298,546
  Proceeds from bank borrowings                                              250,000         750,000        286,000       2,092,000
  Repayments of bank borrowings                                                             (286,000)                    (1,092,000)
  Advances from stockholder and related party                              1,050,000                                      1,050,000
  Repayments of advances from stockholder                                                                                  (145,000)
  Repurchases of Common Stock held in treasury                                                               (3,000)         (3,100)
  Proceeds from notes payable issued to stockholder and related party        450,000                                      2,546,533
                                                                        ------------    ------------   ------------    ------------
        Net cash provided by financing activities                          1,765,686         464,000      1,808,000      60,029,843
                                                                        ------------    ------------   ------------    ------------
    NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (23,708)     (1,314,871)       641,000         112,910
    EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                            (14,204)       (111,497)

  CASH AND CASH EQUIVALENTS:
    BEGINNING OF PERIOD                                                       25,121       1,339,992        713,196
                                                                        ------------    ------------   ------------    ------------
    END OF PERIOD                                                       $      1,413    $     25,121   $  1,339,992    $      1,413
                                                                        ============    ============   ============    ============


See notes to consolidated financial statements                                                                          (continued)

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                          Period
                                                                                                                        October 16,
                                                                                                                       1987 (Date of
                                                                                                                        Inception)
                                                                                        December 31,                     Through
                                                                        -------------------------------------------    December 31,
                                                                            2002            2001           2000            2002
                                                                                                                       ------------

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for interest                              $     53,419    $     10,171   $      2,849     $    515,777
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
                                                                                                                        ============


See notes to consolidated financial statements                                                                           (Concluded)

BIOFIELD CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.       GOING CONCERN BASIS OF ACCOUNTING

As shown in the accompanying financial statements, the Company has incurred significant losses. As of December 31, 2002, the Company's current liabilities exceeded its current assets by $3 million and its total liabilities exceeded its total assets by $3.1 million. These factors raise substantial doubt about the Company's ability to continue as a going concern.

In the first quarter of 2003, the Company instituted a cost reduction program that included reducing salaries of its six then current employees, reducing use of outside consultants, arranging with some of its consultants and employees to accept options to acquire the Company's Common Stock for a portion of their services and reducing its marketing activities. The Company has negotiated extended payment terms with certain of its vendors to reduce its cash requirements. At the present time, the Company's limited cash resources are being utilized solely for the preparation of a PMA application to seek Food and Drug Administration ("FDA") approval to market the Company's breast cancer detection device in the United States, for activities related to the raising of possible additional financial resources and for the minimum administrative support required to sustain its current activities.

During 2002, the Company financed its operations almost entirely with $1,750,000 of borrowings obtained from, or with the assistance of, Dr. David M. Long, Jr., M.D., Ph.D., its Chairman, Chief Executive Officer and principal stockholder ("Dr. Long"), and certain of his affiliates. See Note 15. In January 2003, such parties advanced an additional $475,000 to enable the Company to meet its then projected minimum financial requirements through March 31, 2003. The Company requires an immediate infusion of additional financial resources in order for it to continue operations. Unless such resources become available, of which there is no assurance, the Company will be compelled to cease operations.

The accompanying financial statements do not include any adjustments to the amounts and classification of assets and liabilities that would result if the Company is unable to continue as a going concern.

2.       THE COMPANY

Biofield Corp. is a development stage company that has developed a system to assist in detecting breast cancer using a non-invasive procedure. The Company's breast cancer diagnostic device, the Biofield Diagnostic System, employs single-use sensors to measure and analyze changes in cellular electrical charge distributions associated with the development of epithelial cancers, such as breast cancer. Principal activities to date include product development, conducting clinical trials, seeking permission from various regulatory authorities to market the device and raising capital. The Company operates in one market segment, the biomedical device segment.

In March 1996, the Company completed its initial public offering of 1,819,000 shares of Common Stock, at a purchase price of $11.00 per share, for net proceeds of approximately $18 million.

During the first half of 1997, the Company formed a wholly owned Delaware corporation, Biofield International, Inc., which established a branch in Switzerland. The Company closed the branch in March 1999.

In December 1997, the Company received net proceeds of approximately $8.4 million from the sale of 2,867,670 shares of Common Stock in a private placement. Simultaneously, the Company issued 643,639 shares of Common Stock in exchange for previously issued warrants to purchase 1,574,930 shares of Common Stock.

In November 1998, the Company decided to eliminate certain operations due to lack of adequate financial resources. In December 1998, the Common Stock was delisted from trading on The Nasdaq Stock Market due primarily to the Company's inability to meet certain financial criteria and, in March 1999, the Company's reporting obligations under the Securities Exchange Act of 1934 were terminated. At such time, the Company announced that its efforts would be directed to selling its existing technology if it was unsuccessful in raising additional capital.

In December 1999, the Company sold 14 million shares of Common Stock for $700,000 to Dr. Long and a related investor and certain of their affiliated entities. Simultaneously, the Company's Board of Directors appointed Dr. Long as a director, and the remaining directors and the Company's then Chief Executive Officer resigned. Thereafter, Dr. Long became Chairman and Chief Executive Officer of the Company, and the Board of Directors was reconstituted.

In 2000, the Company was certified by ISO (International Standards Organization) 9001, and obtained CE mark compliance, which allows the Company to market its device within the European community.

In 2001 and 2002, the Company's major efforts have been focused on preliminary activities in order to seek FDA approval to market the Company's device in the United States, marketing the device in certain overseas markets and attempting to obtain funds for the operating and capital needs of the Company.


3.       SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers cash on hand, deposits in banks, and short-term investments purchased with an original maturity date of three months or less to be cash and cash equivalents. The carrying amounts reflected in the balance sheets for cash and cash equivalents approximate the fair values due to short maturities of these instruments.

Restricted Cash

Under an agreement with its previous Chairman of the Board, the Company, in 1999, placed $109,000 of cash in escrow for payment of premiums on director and officer insurance for the benefit of its previous directors and officers. The cash was released from escrow when insurance was obtained, with the final release in February 2002 as per the terms of the agreement.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. At December 31, 2002 and 2001, no provision was made for such an allowance.

Inventory

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

Patents

The costs of patents are amortized on a straight-line basis over their estimated economic life, but not exceeding 17 years.

Revenue recognition and deferred revenue

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized:
(1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. Royalty revenues are recognized in the period it is earned. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Income Taxes

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

Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No.123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 which are included in Note 16.

Research and Development

Research and development costs are charged to operations as incurred.

Basic and Diluted Loss Per Share

The basic loss per share is computed by dividing loss to common stockholders by the weighted average number of shares of Common Stock outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if the Company's dilutive outstanding stock options were exercised. Common equivalent shares totaling 508,639 as at December 31, 2002 (783,531 as at December 31, 2001) are not included in the per share calculations of diluted loss per share since the effect of their inclusion would be antidilutive.

Use of Estimates

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

Reclassification

Certain prior period figures have been reclassified to conform to the current year's presentation.

Comprehensive Income

The Company's comprehensive income information is included in the consolidated statements of stockholders' equity.

New Accounting Pronouncements

On August 1, 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was approved by the FASB. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 was required to be adopted on January 1, 2002. There was no material effect on the consolidated financial position or results of operations upon adoption of SFAS No. 144 on January 1, 2002.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds SFAS Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption of SFAS No. 145 to have a material effect on the consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("Issue No. 94-3"). The principal difference between SFAS No. 146 and Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in SFAS No. 146 is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in Issue No. 94-3. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 30, 2002. The Company will adopt SFAS No. 146 effective January 1, 2003. Adoption of SFAS No. 146 will not have a material effect on the Company's consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends certain disclosure requirements of SFAS No. 123. The Company does not expect the adoption of SFAS No. 148 to have a material effect on the consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such a guarantee. FIN 45 also requires additional disclosure about the guarantor's obligations under certain guarantees that it has issued. The disclosure requirements of FIN 45 are effective after December 15, 2002, and the initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 30, 2002. The Company does not have any material guarantees at December 31, 2002. The adoption of FIN 45 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

4.       INVENTORIES

Inventories at December 31, 2002 and 2001 consisted of the following:

                                                         2002             2001
--------------------------------------------------------------------------------

Components and supplies                               $  37,749        $  44,679
Finished goods                                          577,759          675,512
                                                      ---------        ---------
                                                        615,508          720,191
Less: Reserve for potential losses                      532,070          179,916
                                                      ---------        ---------
                                                      $  83,438        $ 540,275
                                                      =========        =========


Due to the Company's decision to introduce a new device with updated technology and major design modifications in 2003, the Company created a reserve for the inventory of the old device amounting to $179,916 in 2001. In 2002, the Company increased this reserve by $352,154 to fully provide for the old units and all the sensors for these units. Additionally, the Company wrote off obsolete and scrapped inventory totaling $41,364 and $38,586 in 2002 and 2001, respectively. These amounts have been disclosed as a separate line item, "Loss on write down of inventory" in the accompanying Consolidated Statements of Operations.


5.       PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2002 and 2001 consisted of the following:

                                                         2002             2001
--------------------------------------------------------------------------------

Furniture and office equipment                        $  49,454        $  40,772
Plant and production equipment                          144,308          467,441
                                                      ---------        ---------
                                                        193,762          508,213
Less accumulated depreciation                           175,708          487,893
                                                      ---------        ---------
                                                      $  18,054        $  20,320
                                                      =========        =========


Depreciation expense in 2002, 2001 and 2000, and for the period from inception through December 31, 2002, was $10,947, $8,715, $5,137 and $2,369,039,
respectively.

6.       PATENT AND PATENT APPLICATION COSTS

The Company entered into a 15-year agreement dated December 22, 1992 with a consultant and inventor for the assignment of certain rights relating to performance under a laboratory service agreement. The Company paid $100,000 for such assignment and agreed to pay royalties of 5% of the Net Sales Price of Covered Inventions (as defined), if any, subject to a limit of $2.5 million. No royalties have been paid or accrued as of December 31, 2002.

The Company has a patent royalty agreement with Dr. Long and his affiliated corporation which assigns all rights to the Company for patented inventions, if any, resulting from performance under a laboratory service agreement (see Note
15). The Company has been issued a United States patent in which Dr. Long is a named co-inventor. No royalties have been paid or accrued as of December 31, 2002.

Accumulated amortization for patents was $179,811 and $142,218 at December 31, 2002 and 2001, respectively. Patent amortization expense for 2002, 2001 and 2000, and for the period from inception through December 31, 2002, was $37,594, $37,593, $17,750 and $256,520, respectively.

In 2002 and 2001, the Company evaluated its patent application program and related costs and, as a result, has written off previously capitalized costs of approximately $25,000 and $30,000, respectively. The fair value of the impaired patents was determined to be zero as the Company concluded that there was no alternative market for the patents or expected future cash flows related to the impaired patents. The Company believes that the remaining net patent and patent application costs are not impaired.


7.       ACCRUED EXPENSES

Accrued expenses at December 31, 2002 and 2001 consisted of the following:

                                                         2002             2001
     ---------------------------------------------------------------------------

     Professional fees                                $ 110,791        $ 105,973
     Other                                               18,485           27,686
                                                      ---------        ---------
                                                      $ 129,276        $ 133,659
                                                      =========        =========

8.       LINE OF CREDIT BORROWINGS

The Company has a revolving one-year line of credit with a commercial bank for $1 million. The line is secured by personal guarantees from and collateral of Dr. Long and certain of his affiliates. The line of credit expires on August 15, 2003, unless extended, and bears interest of 0.5% above the bank's prime rate (5.5% at December 31, 2002).


9.       ADVANCES FROM STOCKHOLDER

Advances from a stockholder represent payments received from Dr. Long and his affiliates during 2002 to finance the Company's working capital needs. The debt is unsecured and is payable on demand after December 31, 2002. The debt bears interest of 2% above the prime rate (6.25% at December 31, 2002). The interest is calculated quarterly, and is payable in unregistered shares of Common Stock, unless Dr. Long requests payment in cash for a quarter before the beginning of that quarter. The number of shares to be issued for the interest accrued during any quarter is determined using the closing price of the Common Stock on the last business day of the quarter. For 2002, the interest amounted to $36,954. Since no cash payment was requested for any quarter, an aggregate of 111,712 unregistered shares of Common Stock have been reserved for issuance in payment of the interest for 2002.


10.      LONG-TERM DEBT - RELATED PARTY

On November 8, 2002, the Company issued its 10% three-year promissory convertible note in the principal amount of $450,000 to Dr. Long in consideration for his loan to the Company in such amount. The note (with accrued, unpaid interest thereon) is convertible at the end of three years, at the option of the holder, into unregistered shares of Common Stock at the rate of $0.40 per share, the closing price of the Common Stock on November 5, 2002 (the date that the Company's Audit Committee of its Board of Directors approved the issuance of the note). Interest for 2002 amounted to $6,311, and has been accrued in the financial statements.


11.      INCOME TAXES

Due to the Company's operating losses, there was no provision for U.S. income taxes for the years ended December 31, 2002, 2001 and 2000.

At December 31, 2002, the Company had Federal net operating loss carry forwards of approximately $60 million, which expire in years 2003 through 2022. However, substantially all of the net operating loss carry forwards may not be utilizable as a result of the limitations imposed by Section 382 of the Internal Revenue Code due to ownership changes in 1992, 1995, 1997 and 1999. To the extent that these losses are utilizable, they may be offset against future U.S. taxable income, if any, during the carry forward period.

The tax effects of temporary differences that give rise to deferred tax assets at December 31, 2002 and 2001 are as follows:

                                                     2002              2001
-------------------------------------------------------------------------------

Deferred tax assets:
  Net operating loss carryforwards               $ 22,822,793      $ 22,341,451
  Research and development credits                    506,466           467,114
  Other                                                    --             1,087
                                                 ------------      ------------
Total gross deferred tax assets                    23,329,259        22,809,652
Deferred tax liabilities:
  Depreciation and amortization                      (117,219)               --
                                                 ------------      ------------
Net deferred tax assets                            23,212,040        22,809,652
Less valuation allowance                          (23,212,040)      (22,809,652)
                                                 ------------      ------------
Net deferred tax assets                          $         --      $         --
                                                 ============      ============

The valuation allowances are equal to the deferred tax assets because of the uncertainty of the future realization of the assets.

12.      COMMITMENTS AND CONTINGENCIES

Lease Commitments

Total rental expense relating to operating expenses for the years 2002, 2001 and 2000, and for the period from inception to December 31, 2002, was $72,911, $79,859, $28,623 and $1,318,711, respectively.

In 1999, the Company canceled or terminated various office leases that were being rented for approximately $17,000 per month. Beginning in 1999, the Company rented an office at an annual rental of $12,000. As of December 31, 2002, the Company occupied an aggregate of approximately 4,000 square feet near Atlanta, Georgia under month-to-month leases, for an annual rental of $21,816.

The Company intends to move its operations to San Diego, California when cash resources become available. It is currently subleasing from Abel Laboratories, Inc. ("Abel"), an affiliate of Dr. Long, approximately 5,000 square feet of furnished and laboratory equipped space. Under the arrangement, the Company is to pay the Abel the same amount of rent charged Abel, without any adjustment. Abel's rent is $55,962, with an automatic annual adjustment based upon any increase that may occur in the Consumer Price Index. The Company paid monthly rental up to September 30, 2002. Abel has waived the rental charge, commencing October 1, 2002, until further notice. In 2002, the Company paid rent of $45,274 to Abel, including late charges imposed by the landlord. Abel's lease expires April 1, 2004.

Employee Agreements

The Company has no employment agreements with any of its current employees. Pursuant to an employment agreement with a former officer, the Company is obligated to pay royalties of 2% and 1%, respectively, on two inventions for which the officer was the inventor or co-inventor through December 31, 2005 or until such royalties reach $8 million, whichever occurs first. No royalties had been paid or accrued to the officer as of December 31, 2002.

Vendor Commitments

As part of its ongoing efforts to conserve cash resources, the Company, in 1999, negotiated agreements and settlements with certain vendors. During the period ended December 31, 1999, certain vendor-payable amounts were settled for about $77,000 less than the invoiced amounts. In addition, approximately $101,000 of the current accounts payable balances at December 31, 2002 ($101,000 at December 31, 2001) has been deferred by agreement with vendors until the Company has adequate financial resources.

Line of Credit

In June 2000, the Company entered into a one-year line of credit arrangement with a commercial bank that allowed the Company to borrow up to $500,000 with interest at the bank's prime rate plus 0.5%. In November 2001, the borrowing limit was increased to $750,000, and in January 2002 was increased to $1 million. The credit facility has been renewed annually and expires August 15, 2003. Dr. Long and certain of his affiliates have guaranteed the repayment of all borrowings under the credit facility, which borrowings are secured with certain assets of the guarantors. As of December 31, 2002, the Company had drawn the full amount of $1 million under the credit facility.

Redesign Agreement

In October 2001, the Company entered into a $364,000 contract to redesign the Biofield Diagnostic System. As of December 31, 2002, the Company had paid $237,504 under the contract.

Distribution Agreements

In December 2001, the Company signed an exclusive three-year distribution agreement to market and sell the Biofield Diagnostic System in southern Africa, subject to the distributor achieving specified annual sales targets. In 2002, the Company signed similar distribution agreements for South Korea, Brazil, Italy and Philippines. Except for the initial purchases made under these agreements, no subsequent purchases have been made.

13.      ROYALTY AGREEMENT

On October 16, 2000, the Company entered into a non-exclusive license agreement with a manufacturer of medical devices to use the Company's patented cable designs. The initial three-year agreement was due to expire on December 31, 2003 and was renewable for an additional two years subject to a mutual agreement of minimum royalties. The Company earned $46,890 for 2002. The agreement was amended on December 23, 2002 to extend the term to December 31, 2004, to set the royalty for 2003 at $54,616 and to eliminate the royalty for 2004, in consideration for which such royalty was prepaid.


14.      STOCKHOLDERS' EQUITY

Private Placements in 1993, 1994 and 1995

In December 1993, the Company completed a private placement of 2,342,118 shares of its Series A Preferred Stock for $9,413,490 (net of related expenses of $1,126,041). $1 million of the net proceeds were used to pay off related party loans (see Note 15).

In September 1994, the Company completed a private placement of 481,644 shares of its Series B Preferred Stock for $1,947,631 (net of related expenses of $219,761), and issued, for no additional consideration, warrants to purchase 2,843 shares of Common Stock. The warrants expired unexercised in September 1999.

During 1995, the Company completed a private placement of 2,914,771 units of its securities for $11,980,771 (net of related expenses of $1,135,699). Each unit consisted of:

    (1)  One share of Series C Preferred Stock;
    (2) One-half of a warrant to purchase a share of Series D Preferred Stock at $6.00 per share, or upon the occurrence of certain events (which subsequently occurred) a share of Series C Preferred Stock at $4.50 per share; and
    (3) One-half of a warrant to purchase a share of Series D Preferred Stock at $6.00 per share.

In addition, the purchasers of the units (the "Unit Purchasers") were granted the right, upon the occurrence of certain events, to receive warrants to purchase 357,192 shares of Common Stock at an exercise price of $9.18 per share. The warrants expired unexercised in March 2000.

Initial Public Offering (IPO) in 1996

In March 1996, the Company completed its IPO of 1,819,000 shares of Common Stock at a purchase price of $11.00 per share for $18,028,238 (net of related expenses of $1,980,762). Upon completion of the IPO:

    (1) Each outstanding share of Series A Preferred Stock was converted into .5729 shares of Common Stock,
    (2) Each outstanding share of Series B Preferred Stock was converted into .5729 shares of Common Stock,
    (3) Each outstanding share of Series C Preferred Stock was converted into .4902 shares of Common Stock,
    (4) Each outstanding warrant to purchase a share of Series C Preferred Stock became exercisable for .4902 shares of Common Stock, and
    (5) Each outstanding warrant to purchase a share of Series D Preferred Stock became exercisable for .4902 shares of Common Stock.

The Series C warrants entitled the holders to purchase an aggregate of 78,976 shares, 84,425 shares, and 84,425 shares of Common Stock at an exercise price of $9.18, $12.24 and $9.18 per share, respectively. The Series C warrants expired unexercised in June 2000. In June 1996, the Company issued to the Unit

Purchasers warrants to purchase 357,192 shares of Common Stock at an exercise price of $9.18 per share. These warrants expired unexercised in March 2000.

Private Placements in 1997, 1999 and 2000

In December 1997, the Company completed a private placement of 2,867,670 shares of Common Stock for $8,380,451 (net of related expenses of $652,710). The Company also issued to the Unit Purchasers participating in the placement 643,639 shares of Common Stock in exchange for their previously issued warrants to purchase 1,574,930 shares of Common Stock.

In December 1999, the Company completed a private placement of 14 million shares of Common Stock for $700,000 (see Note 15).

In December 2000, the Company completed a private placement of 3 million shares of Common Stock for $1.5 million.

Share Issues to Directors and Officers in 2000

In January 2000, the Board of Directors authorized the sale of 100,000 shares of Common Stock to each of its two nonaffiliated directors and three of its then principal executive officers, at a price of $0.05 per share, the same price at which the Company sold shares of Common Stock in December 1999. The sale to the directors was based on their foregoing compensation for their services to the Company during 2000, and the sale to the executive officers was based on their agreements to accept a maximum salary of $100,000 in 2000. The Company recognized $198,000 as compensation expense in 2002 for the issuance of these shares.

Changes to Authorized Share Capital in 2000

On October 6, 2000, the Company amended its articles of incorporation to increase the number of authorized shares of Common Stock from 25 million shares to 40 million shares, and to reclassify all authorized shares of Preferred Stock as "undesignated preferred".

Treasury Stock

In December 1998, the Company repurchased 2,246,131 shares of Common Stock for $100. In June 2000, the Company repurchased 60,000 shares of Common Stock from an executive who resigned. The Company holds all of these shares in its treasury.


15.      RELATED PARTY TRANSACTIONS

The Laboratory Agreement

In June 1992, the Company entered into a series of agreements with Dr. Long, then a director of the Company, and Abel. One of the agreements (the "Laboratory Agreement") engaged Abel to provide specified preclinical research. Although the Laboratory Agreement expired in December 1993, the parties agreed that any research conducted thereafter by Abel for the Company would be pursuant to substantially the same terms as the Laboratory Agreement. Abel has conducted preclinical research for the Company since such time, but none during the three years ended December 31, 2002. Amounts owed to Abel at December 31, 2002 and 2001 are recorded as "Due to affiliate" in the accompanying financial statements.

In connection with the Laboratory Agreement, the Company granted Abel an option to purchase 61,275 shares of Common Stock at $8.16 per share. Following completion of the Company's Series A Preferred Stock private placement in December 1993, the exercise price of the option was reduced to $2.04 per share based on the market capitalization of the Company at such time. These options expired unexercised in June 2002.

During 1995, the Company granted Dr. Long options to acquire 24,510 shares of Common Stock at $10.20 per share, exercisable when services were to be rendered in future. These options expired unexercised in March 2000.

The Company, in January 1994, entered into a patent royalty agreement with Dr. Long and Abel, which assigned all rights to the Company for any patented inventions resulting from performance under the Laboratory Agreement. In return, the Company agreed to pay royalties, ranging from 5% to 20 % of revenue generated from such patented inventions, up to a maximum of $2 million per invention. As of December 31, 2002, the Company has been issued a United States patent in which Dr. Long is a named co-inventor, but the Company had not paid or accrued any royalties to Dr. Long under the agreement.

The Long Transaction

Dr. Long resigned as a director of the Company in April 1993. In December 1999, Dr. Long and his son, Raymond Long, M.D., and certain of their affiliated entities, purchased 14 million shares of Common Stock from the Company (the "Long Transaction") for $700,000. Simultaneously, Dr. Long was appointed a director of the Company, and the remaining directors and the executive officers resigned. Dr. Long reconstituted the Board of Directors of the Company. Dr. Raymond Long was appointed a director, and the Board elected Dr. Long as Chairman and Chief Executive Officer.

In connection with the Long Transaction, D. Carl Long ("Mr. Long"), a son of Dr. Long, received a payment of $60,000 from the Company in consideration for a release of all obligations owed to him by the Company under his then employment agreement and consulting arrangement, as well as for a release of all then outstanding options to purchase Common Stock. The employment agreement, dated July 7, 1997, was for a term through July 7, 2000 and provided for Mr. Long's employment, as President and Chief Executive Officer of the Company, at an initial base compensation of $250,000 annually, plus a bonus of $70,000 subject to realization of certain milestones, and an automatic 5% cost-of-living increase. Mr. Long also had been issued options to purchase an aggregate of 338,238 shares of Common Stock at prices ranging from $1.02 to $9.18 per share. The consulting arrangement had been entered into as of April 15, 1999 for a monthly fee of $15,000. Although Mr. Long received no compensation for the three years ended December 31, 2002, he received $702,467 for the period from inception to December 31, 2002. In addition, although Mr. Long received no reimbursements for any expenses during the three years ended December 31, 2002, he received reimbursement of $313,425 for the period from inception to December 31, 2002.

An entity controlled by C. Leonard Gordon, who had been the Chairman, President and Chief Executive Officer of the Company until his resignation in connection with the Long Transaction, had been receiving a fee of $80,000 annually for Mr. Gordon's services. During the three years ended December 31, 2002, Mr. Gordon and his affiliated entities received no payments from the Company. In connection with the Long Transaction, Mr. Gordon and his wife sold to Dr. Long 1,068,034 shares of Common Stock for $53,700.

Harvey Horowitz, who resigned as a director in connection with the Long Transaction, had performed legal services for the Company prior to his resignation. During the three years ended December 31, 2002, Mr. Horowitz and his affiliated law firm received no payments, but received $109,095 for the period from inception to December 31, 2002.

Share Issues to Directors and Officers in 2000

In January 2000, the Board of Directors authorized the sale of 100,000 shares of Common Stock to each of its then two nonaffiliated directors and three of its then principal executive officers, at a price of $0.05 per share, the same price at which the Company sold shares of Common Stock in December 1999. See Note 14.

Voluntary services rendered by Dr. David Long

During 2000, 2001 and 2002, Dr. Long provided services to the Company without compensation. The value of his services was estimated at $100,000 for each year, and was recorded as a non-cash expense with a corresponding increase in the additional paid-in capital.

Compensation to Dr. David Long for personal guarantees in 2001

In December 2001, Dr. Long was issued an option to purchase 350,000 shares of Common Stock at $0.62 per share (the closing price of the Common Stock on the date of grant), as compensation for his guaranty and collateralization of the

Company's line of credit from a bank during 2001. The options expire November 28, 2006. See Note 12.

Sub-Lease from Abel Laboratories, Inc.

In January 2001, the Company entered into an oral arrangement with Abel for the sublease of approximately 5,000 square feet of furnished and laboratory equipped space in San Diego, California. See Note 12.

Advances and Long-Term Loan received from Dr. David Long in 2002

In March 2002, Dr. Long issued his written commitment to the Company to provide all of the Company's financing needs to enable the Company to meet its minimum operating and capital requirements in 2002. See Notes 9 and 10.


16.      STOCK OPTIONS

At December 31, 2002, the Company has three stock option plans (the "Plans"), which are described below.

(1) The 1992 Employee Stock Incentive Plan (the "1992 Plan") The 1992 Plan provides for the grant of stock options, stock appreciation rights ("Rights"), and stock bonus awards ("Awards") to acquire a maximum of 147,060 shares of Common Stock. The 1992 Plan permits the granting of incentive stock options ("ISOs") and nonqualified stock options ("NSOs"). The 1992 plan provides that the exercise price for ISOs and Rights may not be less than the fair market value per share at the date of grant. The price of NSOs is determined at the time of grant. ISOs and Rights must expire within 10 years of the date of grant. However, if ISOs are granted to persons owning more than 10 % of the voting stock of the Company, the exercise price may not be less than 110 % of the fair market value per share at the date of grant and the term of such ISOs may not exceed five years. Vesting of options granted under the 1992 Plan is determined at the time of grant and has generally been set at two or three years. No further options may be granted under the 1992 Plan.

(2) The Biofield Corp. 1996 Option Plan (the "1996 Plan") The 1996 Plan, as amended, provides for the grant of options to acquire a maximum of 1.5 million shares of Common Stock. The 1996 Plan permits the granting of ISOs and NSOs. ISOs may be granted to individuals who, at the time of grant, are employees of the Company or its affiliates. NSOs may be granted to directors, employees, consultants and other agents of the Company or its affiliates. The 1996 Plan provides that the exercise price for ISOs may not be less than the fair market value per share of the Common Stock at the date of grant and the exercise price for NSOs may not be less than 85% of such fair market value. Each ISO must expire within 10 years of the date of grant. However, if ISOs are granted to persons owning more than 10 % of the voting stock of the Company, the exercise price may not be less than 110 % of the fair market value per share at the date of grant and the term of such ISOs may not exceed five years. Unless otherwise provided at the time of grant, options granted under the 1996 Plan vest at a rate of 25 % per year over a four-year period.

(3) The Biofield Corp. 1996 Stock Options Plan for Non-Employee Directors (the "Directors' Plan") The Directors' Plan provides for the automatic grant of NSOs to non-employee directors. Options under the Directors' Plan may be granted only to directors of the Company who are not employees of the Company. Under the Directors' Plan, 150,000 shares of Common Stock have been reserved for issuance upon exercise of the options. Each eligible director serving on the Board of Directors on the effective date of the Directors' Plan automatically received an option to purchase 10,000 shares of Common Stock, subject to vesting in three equal annual installments. Subsequently, whenever a new director joins the Board, such director automatically receives options, unless waived, to purchase 10,000 shares of Common Stock on the date of his or her election to the Board, subject to vesting in three equal annual installments. In each year, other than the year in which a director receives an initial grant of options, such director automatically receives, unless waived, options to purchase 2,500 shares of

Common Stock. The term of each option granted under the Directors' Plan is 10 years. The exercise price of each option under the Directors' Plan must be equal to the fair market value of the Common Stock on the grant date.

A summary of the status of the Plans as of December 31, 2002, 2001, and 2000, and the changes during the years ended December 31, 2002, 2001, and 2000 is presented below:

                                                   2002                       2001                       2000
                                         ------------------------   ------------------------   ------------------------
                                                        Weighted-                  Weighted-                  Weighted-
                                                         Average                    Average                    Average
                                                        Exercise                   Exercise                   Exercise
                                           Options        Price       Options        Price        Options       Price

Outstanding at beginning of period          465,000    $     0.82       35,000    $     4.43       75,000    $     4.37
Granted                                          --                    440,000          0.61           --
Exercised
Canceled                                    (15,000)         0.53      (10,000)         4.50      (40,000)         4.32
                                         ----------    ----------   ----------    ----------   ----------    ----------
Outstanding at end of year                  450,000          0.83      465,000          0.82       35,000          4.43
                                         ----------    ----------   ----------    ----------   ----------    ----------
Options exercisable at year end             121,875          1.39      110,000          1.48       28,750          4.43
                                         ----------    ----------   ----------    ----------   ----------    ----------
Options available for future grant        1,018,529
                                         ----------

Weighted-average fair value of options
  granted during the period              $      N/A                 $     0.59                 $      N/A
                                         ----------                 ----------                 ----------


All options granted under the Plans have an exercise price equal to the fair market price of the Common Stock on the grant date.

The Company, through 1998, granted NSOs outside of the Plans to certain officers and directors of and consultants to the Company, which are exercisable over various periods through November 28, 2006. Certain of these NSOs are performance-based options and become exercisable solely upon the achievement of certain milestones as described in the option agreements, and certain NSOs become exercisable immediately in the event of a merger or sale of all or substantially all of the assets of the Company.

In 2001, NSOs were granted to Dr. Long as compensation for his guaranty and collateralization of the Company's line of credit from a bank during 2001. See
Note 12. The options were exercisable upon issuance and expire on November 28, 2006.

A summary of the status of the Company's NSOs granted outside the Plans as of December 31, 2002, 2001, and 2000 and the changes during 2002, 2001, and 2000 are presented below:

                                                   2002                       2001                       2000
                                         ------------------------   ------------------------   ------------------------
                                                        Weighted-                  Weighted-                  Weighted-
                                                         Average                    Average                    Average
                                                        Exercise                   Exercise                   Exercise
                                           Options        Price       Options        Price        Options       Price

Outstanding at beginning of period          673,531    $     2.59      323,531    $     4.71      419,117    $     6.59
Granted                                          --                    350,000          0.62           --
Exercised                                   (62,745)         0.25
Canceled                                   (224,022)         5.88           --            --      (95,586)        12.95
                                         ----------    ----------   ----------    ----------   ----------    ----------
Outstanding at end of year                  386,764          1.06      673,531          2.59      323,531          4.71
                                         ----------    ----------   ----------    ----------   ----------    ----------
Options exercisable at year end             386,764          1.06      673,531          2.59      323,531          4.71
                                         ----------    ----------   ----------    ----------   ----------    ----------
Options available for future grant        1,018,529
                                         ----------

Weighted-average fair value of options
  granted during the period              $      N/A                 $     0.59                 $      N/A
                                         ----------                 ----------                 ----------


The following table summarizes information about stock options outstanding at December 31, 2002:

                             Number                          Number
                          Outstanding        Weighted     Exercisable       Weighted
             Range             at             Average          at            Average
          of Exercise     December 31,       Remaining    December 31,      Exercise
             Prices           2002          Life (Yrs.)       2002            Price

            $   0.44           7,500            2.78           3,750        $   0.44
                0.62         767,500            3.92         443,125            0.62
                1.00           6,127            1.08           6,127            1.00
                2.04           6,127            0.21           6,127            2.04
                3.50           5,000            5.04           5,000            3.50
                4.00          12,255            1.08          12,255            4.00
                4.62          20,000            4.37          20,000            4.62
               10.20          12,255            0.67          12,255           10.20
                            --------                        --------

                             836,764                         508,639


As provided by SFAS 123, the fair value of each option granted before the IPO is estimated on the date of grant using the minimum value method, and the fair value of each option grant after the IPO is estimated on the date of grant using the Black-Sholes option pricing model. The following weighted-average assumptions were used for option grants during 2001 with an expected life of five years: (1) dividend yield of 0.0%; (2) expected volatility of 191%; and (3) risk-free interest rate of 4.38%. There were no option grants in 2002 and 2000.

Had compensation cost for the Plans been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net loss and net loss per common and common equivalent share for the years ended December 31, 2002, 2001 and 2000 would have been increased to the pro forma amounts indicated below:

                                             2002             2001             2000
                                        -----------------------------------------------
Net loss:
  As reported                           ($  2,959,789)   ($  2,238,687)   ($  1,534,653)
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects
                                                   --         (264,155)              --
  Pro forma net loss                    ($  2,959,789)   ($  2,502,842)   ($  1,534,653)
                                        =============    =============    =============

Basic and diluted loss per share:

  As reported                           ($       0.12)   ($       0.09)   ($       0.07)
  Pro forma                             ($       0.12)   ($       0.10)   ($       0.07)
                                        =============    =============    =============


17.      DEVELOPMENT STAGE COMPANY

The Company is in the development stage, and its operations are subject to the risks inherent in the establishment of a new business with previously untested technology. The Company has generated nominal revenues and has accumulated losses of more than $64 million for the period from inception through December 31, 2002. Since inception, the Company has financed its operations primarily by the issuance of equity securities, interest income on the then unutilized proceeds from these issuances and short-term borrowings.

During 2002, the Company financed its operations with (i) short-term borrowings of $250,000 from the unused portion of a bank line of credit of $1 million, (ii) $1,050,000 of advances from an affiliate of Dr. Long, and (iii) the proceeds from a $450,000 convertible promissory note issued to Dr. Long. See Notes 9 and 10.

The Company requires the immediate infusion of financial resources to continue it operations. See Note 1. Even if funds are obtained to fulfill the Company's immediate financial needs, there is no assurance that the Company will have sufficient cash to commence commercial operations.


18.      SUBSEQUENT EVENTS

In January 2003, Dr. Long's affiliate loaned the Company $475,000, with interest at 10%, which is due on demand. The parties have discussed the right to negotiate an amendment to the terms of the loan, including possible conversion into equity. The loan was made to enable the Company to meet its then projected minimum financial requirements through March 31, 2003.

On March 5, 2003, the Company entered into an investment banking services agreement and a consulting agreement with two principals of the investment banker. Under such agreements, the Company is issuing an aggregate of 468,749 shares of Common Stock, and will be required to pay an investment banking fee if such parties are successful in obtaining financing for the Company.

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2003

                                       BIOFIELD CORP.

                                       By: /s/ DAVID M. LONG, JR.
                                           ------------------------------------
                                           David M. Long, Jr., M.D., Ph.D.
                                           Chairman and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated:

April 14, 2003                         /s/ DAVID M. LONG, JR.
                                       ----------------------------------------
                                       David M. Long, Jr., M.D., Ph.D.
                                       Chairman and Chief Executive Officer
                                       and Director
                                       (Principal Executive Officer)

April 14, 2003                         /s/ RAYMOND A. LONG
                                       ----------------------------------------
                                       Raymond A. Long, M.D.
                                       Director

April 14, 2003                         /s/ JOHN D. STEPHENS
                                       ----------------------------------------
                                       John D. Stephens
                                       Senior Vice President, Chief Operating
                                       Officer and Chief Financial Officer and
                                       Director
                                       (Principal Financial and Accounting
                                       Officer)