Form 10QSB
period 2003-03-31
BIOFIELD CORP \DE\
filed 2003-05-21
CIK 1007018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


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

              25,286,223 shares of common stock as of May 1, 2003.


Transitional Small Business Disclosure Form     Yes [ ]    No [X]

                                 BIOFIELD CORP.

                                   FORM 10-QSB

                                      INDEX


                                                                     Page Number
                                                                     -----------

PART I.      FINANCIAL INFORMATION

Item 1.
Financial Statements

             Consolidated Balance Sheets as of March 31, 2003 and
             December 31, 2002 (unaudited) ..........................     3

             Consolidated Statements of Operations for the three
             months ended March 31, 2003 and 2002 and for the
             period October 16, 1987 (date of inception) through
             March 31, 2003 (unaudited) .............................     4

             Consolidated Statements of Stockholders' Equity
             (Deficit) for the period October 16, 1987 (date of
             inception) through March 31, 2003 (unaudited) ..........     5

             Consolidated Statements of Cash Flows for the three
             months ended March 31, 2003 and 2002 and for the period October 16, 1987 (date of inception) through March 31,
             2003 (unaudited) .......................................     9

             Notes to Unaudited Consolidated Financial Statements ...    11

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations ....................    12


Item 3.      Controls and Procedures ................................    16

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K .......................    16


SIGNATURES ..........................................................    17

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------
(unaudited)
                                                           March 31,     December 31,
                                                         ------------    ------------
                                                             2003            2002
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                    25,197           1,413
  Accounts receivable                                          71,000          71,000
  Inventories                                                  83,438          83,438
  Other current assets                                         15,810          34,017
                                                         ------------    ------------
    Total current assets                                      195,445         189,868

PROPERTY AND EQUIPMENT - Net                                   15,101          18,054
OTHER ASSETS                                                   22,753          22,753
PATENT AND PATENT APPLICATION - Net                           276,896         286,295
                                                         ------------    ------------
    TOTAL                                                $    510,195    $    516,970
                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                            868,010         896,018
  Accrued expenses                                            158,023         129,276
  Due to affiliate                                             68,314          68,314
  Line of credit borrowings                                   969,764       1,000,000
  Advances from stockholder                                 1,525,000       1,050,000
                                                         ------------    ------------
    Total current liabilities                               3,589,111       3,143,608

LONG-TERM LIABILITIES:
  Long-term debt - related party                              450,000         450,000
                                                         ------------    ------------
    Total long-term liabilities                               450,000         450,000

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred Stock, $.001 par value; authorized
    12,300,000 undesignated shares;
    no shares issued or outstanding
  Common Stock, $.001 par value; authorized 40,000,000
    shares; issued 27,592,354 at March 31, 2003 and
    December 31, 2002                                          27,593          27,593
  Treasury stock - 2,306,131 shares                            (3,100)         (3,100)
  Additional paid-in capital                               61,001,790      60,976,790
  Accumulated deficit during development stage            (64,555,199)    (64,077,921)
                                                         ------------    ------------
    Total stockholders' equity (deficit)                   (3,528,916)     (3,076,638)
                                                         ------------    ------------
  TOTAL                                                  $    510,195    $    516,970
                                                         ============    ============


See notes to unaudited consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------
(unaudited)

                                                 Three Months Ended         Period October 16,
                                                      March 31,               1987 (Date of
                                          --------------------------------  Inception) Through
                                               2003              2002         March 31, 2003
                                                                              --------------

REVENUE                                               --             6,000           124,582
COST OF SALES
  Cost of goods sold                                  --             2,161            75,447
  Loss on write down of inventory                     --                --           612,020
                                          --------------    --------------    --------------
GROSS PROFIT                                          --             3,839          (562,885)

OPERATING EXPENSES:
  Research and development                        28,630           117,846        40,469,094
  Selling, general, and administrative           439,893           474,064        25,523,070
  (Gain) on disposition of fixed assets               --                --            (8,084)
                                          --------------    --------------    --------------
    Total operating expenses                     468,523           591,910        65,984,080


OTHER INCOME (EXPENSE):
  Interest income                                     --                --         2,476,723
  Interest expense                               (22,409)          (14,183)         (554,090)
  Royalty income                                  13,654             6,696            88,882
                                          --------------    --------------    --------------
    Net (expense) other income                    (8,755)           (7,487)        2,011,515
                                          --------------    --------------    --------------
LOSS BEFORE INCOME TAXES                        (477,278)         (595,558)      (64,535,450)
PROVISION FOR INCOME TAXES                            --                --           (19,749)
                                          --------------    --------------    --------------
NET LOSS                                  $     (477,278)   $     (595,558)   $  (64,555,199)
                                          ==============    ==============    ==============

NET LOSS PER SHARE:
    Basic and Diluted                     $        (0.02)   $        (0.02)
                                          ==============    ==============

WEIGHTED-AVERAGE SHARES
    Basic and Diluted                         25,286,223        25,223,478
                                          ==============    ==============


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

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                            Series A           Series B          Series C
                                                        Preferred Stock    Preferred Stock    Preferred Stock      Common Stock
                                                       ------------------- ----------------- ----------------- --------------------
                                                        Shares    Amount    Shares  Amount    Shares   Amount    Shares  Amount
BALANCE AT DECEMBER 31, 2000                                   --      --        --     --          --      --  27,529,609 $27,530
  (brought forward)
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 2001                                   --      --        --     --          --      --  27,529,609 $27,530
Exercise of Common Stock options                                                                                    62,745      63
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 2002                                   --      --        --     --          --      --  27,592,354 $27,593
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT MARCH 31, 2003                                      --      --        --     --          --      --  27,592,354 $27,593
                                                       ==========  ======  ========  =====  ==========  ======  ========== =======



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                  Deficit
                                                                                Accumulated   Foreign
                                                        Additional                 During     Currency                  Total
                                                         Paid-In     Treasury   Development  Translation            Comprehensive
                                                         Capital       Stock       Stage      Adjustment    Total        Loss
                                                       ------------ ---------- ------------- ----------- ---------- -------------
BALANCE AT DECEMBER 31, 2000                           $ 60,761,167    (3,100) $(58,950,445)        --  $ 1,835,152
(brought forward)
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Net loss                                                                         (2,238,687)             (2,238,687)
Total comprehensive income (loss)                                                                                    $ (2,238,687)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2001                           $ 60,861,167   $(3,100) $(61,189,132)  $     --  $  (303,535)
Exercise of Common Stock options                             15,623                                          15,686
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Net loss                                                                         (2,888,789)             (2,888,789)
Total comprehensive income (loss)                                                                                    $ (2,888,789)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2002                           $ 60,976,790   $(3,100) $(64,077,921)  $     --  $(3,076,638)
Memorandum entry to record as expense for
  honorary services rendered by a shareholder                25,000                                          25,000
Net loss                                                                           (477,278)               (477,278)
Total comprehensive income (loss)                                                                                    $   (477,278)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT MARCH 31, 2003                              $ 61,001,790   $(3,100) $(64,555,199)  $     --  $(3,528,916)
                                                       ============   =======  ============   ========  ===========

                                                                                                                      (Concluded)

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------------
(unaudited)

                                                                                      Three Months Ended         Period October 16,
                                                                                           March 31,               1987 (Date of
                                                                                -------------------------------  Inception) Through
                                                                                     2003             2002         March 31, 2003
                                                                                                                   --------------

OPERATING ACTIVITIES
  Net loss                                                                      $     (477,278)  $     (595,558)   $  (64,555,199)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                       12,351           11,837         2,637,908
    Amortization of premiums (discount) on short-term investments                                                         156,692
    Loss on disposal of property and equipment                                                                            194,102
    Loss on license and settlement agreements                                                                              49,026
    Loss on abandonment of patent applications                                                           12,984           303,234
    Vendor settlements                                                                                                    (77,257)
    Noncash compensation                                                                25,000           25,000         3,233,451
    Gain from disposition of fixed assets                                                                                (159,473)
    Interest paid in Common Stock                                                                                         297,148
    Changes in assets and liabilities:
      Accounts receivable                                                                                                 (71,000)
      Inventories                                                                                            86           (83,438)
      Other current assets                                                              18,207           27,276           (15,810)
      Other assets                                                                                                       (134,582)
      Due to affiliate                                                                                                     68,314
      Accounts payable and accrued expenses                                                740           23,569           982,417
                                                                                --------------   --------------    --------------
        Net cash used in operating activities                                         (420,980)        (494,806)      (57,174,467)
                                                                                --------------   --------------    --------------

INVESTING ACTIVITIES
  Acquisitions of property and equipment                                                                 (2,413)       (2,605,407)
  Costs incurred for patents and patent applications                                                                     (782,527)
  Proceeds from sale of property and equipment                                                                            294,748
  Purchases of short-term investments                                                                                 (26,476,638)
  Proceeds from sale and maturity of short-term investments                                              86,432        26,406,378
                                                                                --------------   --------------    --------------
          Net cash provided by (used in) investing activities                               --           84,019        (3,163,446)
                                                                                --------------   --------------    --------------

FINANCING ACTIVITIES
  Repayments of capitalized lease obligations                                                                             (82,234)
  Proceeds from issuance of Series A Preferred Stock - net                                                              8,413,490
  Proceeds from issuance of Series B Preferred Stock - net                                                              1,947,631
  Proceeds from issuance of Series C Preferred Stock - net                                                             11,980,771
  Proceeds from issuance of Common Stock and Common Stock warrants - net                                               33,023,206
  Proceeds from exercise of Common Stock options and Common Stock warrants                                                298,546
  Checks drawn in excess of available bank balances                                                       6,360                --
  Proceeds from bank borrowings                                                                         180,000         2,092,000
  Repayments of bank borrowings                                                        (30,236)                        (1,122,236)
  Advances from stockholder and related party                                          475,000          200,000         1,525,000
  Repayments of advances from stockholder                                                                                (145,000)
  Repurchases of Common Stock held in treasury                                                                             (3,100)
  Proceeds from notes payable issued to stockholder and related party                                                   2,546,533
                                                                                --------------   --------------    --------------
      Net cash provided by financing activities                                        444,764          386,360        60,474,607
                                                                                --------------   --------------    --------------
    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                23,784          (24,427)          136,694
    EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                                         (111,497)

  CASH AND CASH EQUIVALENTS:
    BEGINNING OF PERIOD                                                                  1,413           25,121
                                                                                --------------   --------------    --------------
    END OF PERIOD                                                               $       25,197   $          694    $       25,197
                                                                                ==============   ==============    ==============

See notes to unaudited consolidated financial statements                                                              (continued)

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------------
(unaudited)

                                                                                      Three Months Ended         Period October 16,
                                                                                           March 31,               1987 (Date of
                                                                                -------------------------------  Inception) Through
                                                                                     2003             2002         March 31, 2003
                                                                                                                   --------------

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for interest                                      $       12,401   $        2,850    $      487,419
                                                                                ==============   ==============    ==============

SUPPLEMENTAL SCHEDULE FOR NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Acquisition of property and equipment under
    capitalized lease transactions                                                                                 $       82,234
                                                                                                                   ==============

  During the fiscal year ended March 31, 1994, the Company issued 222,222 shares of Series A Preferred
    Stock in exchange for an aggregate of $1 million in notes payable to a principal stockholder and a former
    Director:

    Notes payable                                                                                                  $    1,000,000
                                                                                                                   --------------
    Issuance of Series A Preferred Stock                                                                           $    1,000,000
                                                                                                                   ==============

  At inception, the Company acquired the rights to a patent and assumed certain liabilities in exchange for 235,294 shares of Common Stock, as follows:

    Fair value of patent acquired                                                                                  $      112,732
    Liabilities assumed                                                                                                   112,432
                                                                                                                   --------------
    Issuance of Common Stock                                                                                       $          300
                                                                                                                   ==============

  Pursuant to a license and settlement agreement with respect to an acquired patent (see above), the Company reacquired during the fiscal year ended
    March 31, 1991 its 235,294 shares of Common Stock issued in connection with the acquired patent, which was retired during the fiscal year ended March 31, 1992:

    Remaining carrying value of patent on date of
      license and settlement agreement                                                                             $       49,326
    Common Stock returned to the Company                                                                                      300
                                                                                                                   --------------
    Loss on Settlement                                                                                             $       49,026
                                                                                                                   ==============

  During the fiscal year ended March 31, 1992, the Company exchanged 431,372 shares of Common
    Stock for notes, debt and accrued interest payable to a principal stockholder:

    Notes payable                                                                                                  $       96,660
    Debt                                                                                                                  854,873
    Accrued interest                                                                                                      297,148
                                                                                                                   --------------
    Issuance of Common Stock                                                                                       $    1,248,681
                                                                                                                   ==============


See notes to unaudited consolidated financial statements                                                              (Concluded)

BIOFIELD CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. GOING CONCERN BASIS OF ACCOUNTING - As shown in the accompanying financial statements, Biofield Corp. (the "Company") continues to incur significant losses. As of March 31, 2003, the Company's current liabilities exceeded its current assets by $3.4 million and its total liabilities exceeded its total assets by $3.5 million. These factors raise substantial doubt about the Company's ability to continue as a going concern.

During 2002, the Company financed its operations almost entirely with $1,750,000 of borrowings obtained from, or with the assistance of, Dr. David M. Long, Jr., M.D., Ph.D., its Chairman, Chief Executive Officer and principal stockholder ("Dr. Long"), and certain of his affiliates. In the first quarter of 2003, the Company instituted a cost reduction program that included reducing salaries of its six then current employees, reducing use of outside consultants, arranging with some of its consultants and employees to accept options to acquire the Company's Common Stock for a portion of their services and reducing its marketing activities. No stock options were granted to consultants during the Quarter ended March 31, 2003. The Company has also negotiated extended payment terms with certain of its vendors to reduce its cash requirements. In January 2003, Dr. Long advanced an additional $475,000 to enable the Company to meet its then projected minimum financial requirements through March 31, 2003. As of May 10, 2003, the Company's financial resources are completely depleted, and an immediate infusion of additional funding is required to avoid complete cessation of all activities.

The accompanying financial statements do not include any adjustments to the amounts and classification of assets and liabilities that would result if the Company were unable to continue as a going concern.

2. THE COMPANY - The consolidated balance sheet as of March 31, 2003 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the three month periods ended March 31, 2003 and 2002 and for the period October 16, 1987 (date of inception) through March 31, 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and 2002 and for the period October 16, 1987 (date of inception) through March 31, 2003 have been made. During the interim periods reported on, the accounting policies followed are in conformity with accounting principles generally accepted in the United States of America and are consistent with those applied for annual periods as described in the Company's annual report for the year ended December 31, 2002 filed on Form 10-KSB (the "Annual Report") with the Securities and Exchange Commission (the "SEC").

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The unaudited consolidated financial statements, which include the financial position, results of operations, and cash flows for Biofield Corp. and its wholly owned subsidiary, Biofield International, Inc., should be read in conjunction with the financial statements for the year ended December 31, 2002 included in the Annual Report. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

At March 31, 2003, the Company had three stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                        Quarter Ended
                                               March 31, 2003    March 31, 2002
                                               --------------    --------------

     Net loss, as reported                     $     (477,278)   $     (595,558)
     Add: Total stock-based
       employee compensation
       expense determined under
       fair value based method for
       all awards, net of related tax
       effects                                           (273)             (770)
                                               --------------    --------------
     Pro forma net loss                        $     (477,551)   $     (596,328)
                                               ==============    ==============

     Earnings per share:
     Basic and diluted loss per share:
       As reported                             $         0.02    $         0.02
       Pro forma                               $         0.02    $         0.02
                                               ==============    ==============

Under SFAS No. 123, the fair value of stock-based awards is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock option grants. These models also require subjective assumptions, including future stock price volatility and expected lives of each option grant.

3. CONSOLIDATED FINANCIAL STATEMENTS - The consolidated financial statements include the accounts of the Company and Biofield International. All intercompany transactions and balances have been eliminated in consolidation.

4. NET LOSS PER SHARE - The basic and diluted loss per share is computed based on the weighted average number of common shares outstanding. Common equivalent shares totaling 502,512 are not included in the share calculations since the effect of their inclusion would be antidilutive.

5. INVENTORY - Inventories consist primarily of finished medical devices, sensors, accessories and device and sensor component parts, and are valued at the lower of cost (first-in, first-out basis) or market, including provisions for potential losses from obsolescence.

                                                      March 31,    December 31,
                                                        2002           2002
                                                    (unaudited)
                                                    ------------   ------------
     Components and supplies                        $     37,749   $     37,749
     Finished goods                                      577,759        577,759
                                                    ------------   ------------
                                                         615,508        615,508
     Less: Reserve for potential losses                  532,070        532,070
                                                    ------------   ------------
                                                    $     83,438   $     83,438
                                                    ------------   ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As a development stage company, we have incurred net losses since inception through March 31, 2003 of approximately $65 million. Our current liabilities exceeded our current assets by approximately $3.4 million, and our total liabilities exceeded our total assets by approximately $3.5 million. These factors raise substantial doubt about our ability to continue our operations without obtaining immediate funding.

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

In the first quarter of 2003, we instituted a cost reduction program that included reducing salaries of our six then current employees, reducing use of outside consultants, arranging with some of our consultants and employees to accept options to acquire our common stock as compensation for a portion of their services and reducing our marketing activities. No stock options were granted to consultants during the Quarter ended March 31, 2003. We have also negotiated extended payment terms with certain of our vendors to reduce our cash requirements. We presently have no commitments (including from Dr. Long or any of his affiliates) for additional funding. As of April 30, 2003, we have completely exhausted all our cash resources and are left with no funds to continue operations. We need to immediately find new capital to avoid complete cessation of all activities and to continue with the work necessary to obtain FDA approval to market our device in the United States.

In 2003, our main focus continues to be to urgently find new sources of funding so that activities essential for filing a PMA application to obtain FDA approval for our Biofield Diagnostic System may proceed without interruption. We have had several meetings with the FDA in the last ten months in an effort to reinitiate our application to the FDA.

Liquidity and Capital Resources

We have financed our operations since inception almost entirely by the issuance of equity securities, interest income on the then unutilized proceeds from these issuances and, since June 2000, with loans made directly, or guaranteed and collateralized, by Dr. David Long and certain of his affiliates.

At March 31, 2003, we had a working capital deficiency of $3,393,666, an increase of $439,926 from December 31, 2002. Our unrestricted cash and cash equivalents were $25,197 at March 31, 2003, as compared to $1,413 at December 31, 2002. At March 31, 2003 and December 31, 2002, we had inventory of $83,438 (net of a valuation reserve of approximately $532,000). We believe that all items of inventory are currently saleable at prices in excess of carrying cost.

During the three months ended March 31, 2003, our operating activities utilized $420,980 of net cash and our financing activities provided $444,764 of net cash, which represented $475,000 advance made by Dr. David Long, net of temporary surplus fund of $30,236 utilized to repay a portion of the bank line of credit. We did not spend any cash on investment activities during the three months ended March 31, 2003. During the corresponding period in 2002, our operating activities utilized $494,806 of net cash, our investing activities provided $84,019 of net cash from the release of cash in an escrow account, and our financing activities provided $386,360 of net cash, mainly from borrowing against the bank line of credit and advances from Dr. David Long.

Since 2001, we have been seeking additional third-party funding. During such time, we have retained four different investment banking firms to assist us in locating available funding, and have had discussions with the management company associated with an institutional holder of shares of our common stock to assist us with such funding; however, we have not yet been successful in consummating a private placement or in obtaining additional third-party funding. During such period, Dr. David Long and certain of his affiliates have made funding available to us to permit us to maintain certain minimum operations. However, the most recently obtained funds made available were depleted by the end of April 2003, and Dr. Long has advised us that we should not expect that he or his affiliates will make any further funds available to us. Although we are continuing with our efforts to obtain funding to maintain our operations, we cannot be certain that we will be successful or that any funding we receive will be adequate or on commercially reasonable terms. Our currently retained investment bankers have not yet located possible sources of funding, and once located, we still will need to negotiate agreeable terms. As a result, it is possible that we will not have adequate funds to continue our operations. In such circumstances and due to our working capital deficiency, we would be unable to pay our vendors, lenders and other creditors, and the net realizable value of our non-current assets would not generate adequate cash to fill the gap.

Until such time, if at all, as we receive adequate funding, we intend to continue to defer payment of all of our obligations which are capable of being deferred, which actions have resulted in some vendors demanding cash payment for their goods and services in advance, and other vendors refusing to continue to do business with us. In the event that we are successful in obtaining third-party funding, we do not expect to generate a positive cash flow from our operations for at least several years, if at all, and expect to continue to attempt to raise further capital through one or more private placements.

Results of Operations

Comparison of the Unaudited Three Months Ended March 31, 2003 (the "2003 Quarter") with the Unaudited Three Months Ended March 31, 2002 (the "2002 Quarter")

During the 2003 Quarter we did not sell any products. During the 2002 Quarter, we generated revenue of $6,000 from sale of sensors, which are disposable components of our system.

We incurred $28,630 of research and development expenses during the 2003 Quarter compared to $117,846 in the 2002 Quarter. The decrease of $89,216, or 76%, is due to slow down in activities relating to redesign of our device in the 2003 Quarter as the project reached the completion stage.

Selling, general and administrative expenses decreased by $34,171, or 7%, to $439,893 in the 2003 Quarter, compared to $474,064 in the 2002 Quarter. The decrease was largely attributable to the cost reduction program we initiated in the 2003 Quarter. The expenses associated with the employees and consultants were lower by approximately $64,000, or 22%, than the 2002 Quarter. The reduction in expenses was partly offset by a one-time credit of $57,000 recovered and recorded in the 2002 Quarter for insurance premiums paid by us over a period of three years for a former executive.

We had net interest expense of $22,409 in the 2003 Quarter, compared to $14,183 in the 2002 Quarter, an increase of $8,226, or 58%, due to increase in our borrowings for our operations.

We had royalty income of $13,654 in the 2003 Quarter, compared to $6,696 in the 2002 Quarter, an increase of $6,958, or 104%.

As a result of the foregoing, we incurred a net loss of $477,278 in the 2003 Quarter, compared to a net loss of $595,558 in the 2002 Quarter.

Application of Critical Accounting Policies

Impairment of long-lived assets

At March 31, 2003, we had $276,896 of capitalized patent costs. In assessing the recoverability of our patents, we have made assumptions regarding estimated future cash flows and other factors relating to the use of our patents to determine the fair value of the respective assets. If our estimates or their related assumptions change in the future, we may be required to record additional charges for these assets not previously recorded. For the three months ended March 31, 2003 and March 31, 2002, we had patent amortization expense of $9,398. Subsequent impairment losses, if any, will be reflected in operating income in our statement of operations.

Valuation of deferred tax assets

In assessing the realizability of deferred tax assets, we have considered whether it is more likely than not that some portion, or all, of deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At March 31, 2003 and 2002, we have made full provision for our deferred tax assets due to our continued operating losses and inability to assess the likelihood of generating sufficient future taxable income to realize such benefits. Substantially all of our net operating loss carryforwards are subject to limitation and may expire unutilized.

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

Non-GAAP Financial Measures

The financial statements appearing in this quarterly report on Form 10-QSB do not contain any financial measures, which are not in accordance with generally accepted accounting procedures.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("Issue No. 94-3"). The principal difference between SFAS No. 146 and Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in SFAS No. 146 is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in Issue No. 94-3. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 30, 2002. We adopted SFAS No. 146 effective January 1, 2003. There was no material effect on our consolidated financial position or results of operations upon adoption of SFAS No. 146 on January 1, 2002.


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

         X Inability to obtain capital for continued operations and the development and commercialization of our products or failure to obtain such capital on a timely basis.

         X Inability to obtain FDA approval for our products in a timely manner, if at all.

         X    Failure to obtain expected results in our clinical trials.

         X    Technological obsolescence of our products.

         X    Changes in governmental regulations in our principal markets.

         X Inability to generate significant market acceptance of our products.

         X    Failure to obtain customers for our products.

         X    Inability to manage our anticipated growth.

         X    Loss of our key employees.

         X    Changes in general economic and business conditions.

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


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              99.1 Certification of David M. Long, Jr. President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

              99.2 Certification of John D. Stephens, Senior Vice President, Chief Operating Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K

              None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                       BIOFIELD CORP.


Date: May 14, 2003                     By: /s/ DAVID M. LONG
                                           -------------------------------------
                                           David M. Long, Jr., M.D., Ph.D.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date: May 14, 2003                     By: /s/ JOHN D. STEPHENS
                                           -------------------------------------
                                           John D. Stephens
                                           Senior Vice President and Chief
                                           Operating Officer (Principal
                                           Accounting and Financial Officer)