Form 10QSB
period 2003-06-30
BIOFIELD CORP \DE\
filed 2003-08-14
CIK 1007018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


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

             25,286,223 shares of common stock as of August 1, 2003.


Transitional Small Business Disclosure Form     Yes [ ]    No [X]

                                 BIOFIELD CORP.

                                   FORM 10-QSB

                                      INDEX



                                                                     Page Number
                                                                     -----------

PART I.      FINANCIAL INFORMATION

Item 1.
Financial Statements

             Consolidated Balance Sheets as of June 30, 2003 and
             December 31, 2002 (unaudited) ..........................     3

             Consolidated Statements of Operations for the three
             and six months ended June 30, 2003 and 2002 and for
             the period October 16, 1987 (date of inception)
             through June 30, 2003 (unaudited) ......................     4

             Consolidated Statements of Stockholders' Equity
             (Deficit) for the period October 16, 1987 (date of
             inception) through June 30, 2003 (unaudited) ...........     5

             Consolidated Statements of Cash Flows for the six
             months ended June 30, 2003 and 2002 and for the
             period October 16, 1987 (date of inception) through
             June 30, 2003 (unaudited) ..............................    10

             Notes to Unaudited Consolidated Financial Statements ...    12

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations ....................    13


Item 3.      Controls and Procedures ................................    18

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K .......................    18


SIGNATURES ..........................................................    19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------
(unaudited)


                                                           June 30,      December 31,
                                                         ------------    ------------
                                                             2003            2002
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                       844           1,413
  Accounts receivable                                          71,000          71,000
  Inventories                                                  83,438          83,438
  Other current assets                                          8,086          34,017
                                                         ------------    ------------
    Total current assets                                      163,368         189,868

PROPERTY AND EQUIPMENT - Net                                   12,546          18,054
OTHER ASSETS                                                   22,753          22,753
PATENT AND PATENT APPLICATION - Net                           267,498         286,295
                                                         ------------    ------------
    TOTAL                                                $    466,165    $    516,970
                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                            976,396         896,018
  Accrued expenses                                            298,145         129,276
  Due to affiliate                                            146,926          68,314
  Line of credit borrowings                                 1,018,616       1,000,000
  Advances from stockholder                                 1,525,000       1,050,000
                                                         ------------    ------------
    Total current liabilities                               3,965,083       3,143,608

LONG-TERM LIABILITIES:
  Long-term debt - related party                              450,000         450,000
                                                         ------------    ------------
    Total long-term liabilities                               450,000         450,000

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred Stock, $.001 par value; authorized
   12,300,000 undesignated shares;
   no shares issued or outstanding
  Common Stock, $.001 par value; authorized 40,000,000
   shares; issued 27,592,354 at March 31, 2003 and
   December 31, 2002                                           27,593          27,593
  Treasury stock - 2,306,131 shares                            (3,100)         (3,100)
  Additional paid-in capital                               61,026,790      60,976,790
  Accumulated deficit during development stage            (65,000,201)    (64,077,921)
                                                         ------------    ------------
    Total stockholders' equity (deficit)                   (3,948,918)     (3,076,638)
                                                         ------------    ------------
  TOTAL                                                  $    466,165    $    516,970
                                                         ============    ============


            See notes to unaudited consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------------------------------------
(unaudited)


                                               Three Months Ended               Six Months Ended         Period October 16,
                                                    June 30,                        June 30,               1987 (Date of
                                          ----------------------------    ----------------------------   Inception) Through
                                              2003            2002            2003            2002         June 30, 2003
                                                                                                           -------------

REVENUE                                             --          77,500              --          83,500           124,582
COST OF SALES
  Cost of goods sold                                --          51,992              --          54,153            75,447
  Loss on write down of inventory                   --          98,421              --          98,421           612,020
                                          ------------    ------------    ------------    ------------      ------------
GROSS PROFIT                                        --         (72,913)             --         (69,074)         (562,885)

OPERATING EXPENSES:
  Research and development                      12,495         162,963          41,125         280,809        40,481,589
  Selling, general, and administrative         294,776         505,914         734,669         979,978        25,817,846
  (Gain) on disposition of fixed assets             --              --              --              --            (8,084)
                                          ------------    ------------    ------------    ------------      ------------
    Total operating expenses                   307,271         668,877         775,794       1,260,787        66,291,351


OTHER INCOME (EXPENSE):
  Interest income                                   --              --              --              --         2,476,723
  Interest expense                            (151,385)        (20,443)       (173,794)        (34,626)         (705,475)
  Royalty income                                13,654          13,010          27,308          19,706           102,536
                                          ------------    ------------    ------------    ------------      ------------
    Net (expense) other income                (137,731)         (7,433)       (146,486)        (14,920)        1,873,784
                                          ------------    ------------    ------------    ------------      ------------
LOSS BEFORE INCOME TAXES                      (445,002)       (749,223)       (922,280)     (1,344,781)      (64,980,452)
PROVISION FOR INCOME TAXES                          --              --              --              --           (19,749)
                                          ------------    ------------    ------------    ------------      ------------
NET LOSS                                  $   (445,002)   $   (749,223)   $   (922,280)   $ (1,344,781)     $(65,000,201)
                                          ============    ============    ============    ============      ============

NET LOSS PER SHARE:
    Basic and Diluted                     $      (0.02)   $      (0.03)   $      (0.04)   $      (0.05)
                                          ============    ============    ============    ============

WEIGHTED-AVERAGE SHARES
    Basic and Diluted                       25,286,223      25,275,766      25,286,223      25,249,622
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

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                            Series A           Series B          Series C
                                                        Preferred Stock    Preferred Stock    Preferred Stock      Common Stock
                                                       ------------------- ----------------- ----------------- --------------------
                                                        Shares    Amount    Shares  Amount    Shares   Amount    Shares    Amount
BALANCE AT DECEMBER 31, 2000                                   --      --        --     --          --      --  27,529,609 $27,530
  (brought forward)
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 2001                                   --      --        --     --          --      --  27,529,609 $27,530
Exercise of Common Stock options                                                                                    62,745      63
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 2002                                   --      --        --     --          --      --  27,592,354 $27,593
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss (unaudited)
Total comprehensive income (loss)(unaudited)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT JUNE 30, 2003                                       --      --        --     --          --      --  27,592,354 $27,593
                                                       ==========  ======  ========  =====  ==========  ======  ========== =======



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                  Deficit
                                                                                Accumulated   Foreign
                                                        Additional                 During     Currency                  Total
                                                         Paid-In     Treasury   Development  Translation            Comprehensive
                                                         Capital       Stock       Stage      Adjustment    Total        Loss
                                                       ------------ ---------- ------------- ----------- ---------- -------------
BALANCE AT DECEMBER 31, 2000                           $ 60,761,167    (3,100) $(58,950,445)        --  $ 1,835,152
(brought forward)
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Net loss                                                                         (2,238,687)             (2,238,687)
Total comprehensive income (loss)                                                                                    $ (2,238,687)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2001                           $ 60,861,167   $(3,100) $(61,189,132)  $     --  $  (303,535)
Exercise of Common Stock options                             15,623                                          15,686
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Net loss                                                                         (2,888,789)             (2,888,789)
Total comprehensive income (loss)                                                                                    $ (2,888,789)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2002                           $ 60,976,790   $(3,100) $(64,077,921)  $     --  $(3,076,638)
Memorandum entry to record as expense for
  honorary services rendered by a shareholder                50,000                                          50,000
Net loss (unaudited)                                                               (922,280)               (922,280)
Total comprehensive income (loss)(unaudited)                                                                         $   (922,280)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT JUNE 30, 2003                               $ 61,026,790   $(3,100) $(65,000,201)  $     --  $(3,948,918)
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


                                                                                     Six Months Ended         Period October 16,
                                                                                          June 30,              1987 (Date of
                                                                                ---------------------------   Inception) Through
                                                                                    2003           2002         June 30, 2003
                                                                                                                -------------

OPERATING ACTIVITIES
  Net loss                                                                      $   (922,280)  $ (1,344,781)    $(65,000,201)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                     24,306         23,885        2,649,863
    Amortization of premiums (discount) on short-term investments                                                    156,692
    Loss on disposal of property and equipment                                                                       194,102
    Loss on license and settlement agreements                                                                         49,026
    Loss on abandonment of patent applications                                                       12,983          303,234
    Vendor settlements                                                                                               (77,257)
    Noncash compensation                                                              50,000         50,000        3,258,451
    Gain from disposition of fixed assets                                                                           (159,473)
    Interest paid in Common Stock                                                                                    297,148
    Changes in assets and liabilities:
      Accounts receivable                                                                           (11,984)         (71,000)
      Inventories                                                                                   150,499          (83,438)
      Other current assets                                                            25,930                          (8,087)
      Other assets                                                                                                  (134,582)
      Due to affiliate                                                                78,612                         146,926
      Accounts payable and accrued expenses                                          249,247        186,369        1,230,924
                                                                                ------------   ------------     ------------
        Net cash used in operating activities                                       (494,185)      (933,029)     (57,247,672)
                                                                                ------------   ------------     ------------

INVESTING ACTIVITIES
  Acquisitions of property and equipment                                                             (6,910)      (2,605,407)
  Costs incurred for patents and patent applications                                                                (782,527)
  Proceeds from sale of property and equipment                                                                       294,748
  Purchases of short-term investments                                                                            (26,476,638)
  Proceeds from sale and maturity of short-term investments                                          86,432       26,406,378
                                                                                ------------   ------------     ------------
        Net cash provided by (used in) investing activities                               --         79,522       (3,163,446)
                                                                                ------------   ------------     ------------

FINANCING ACTIVITIES
  Repayments of capitalized lease obligations                                                                        (82,234)
  Proceeds from issuance of Series A Preferred Stock - net                                                         8,413,490
  Proceeds from issuance of Series B Preferred Stock - net                                                         1,947,631
  Proceeds from issuance of Series C Preferred Stock - net                                                        11,980,771
  Proceeds from issuance of Common Stock and Common Stock warrants - net                                          33,023,206
  Proceeds from exercise of Common Stock options and Common Stock warrants                           15,686          298,546
  Proceeds from bank borrowings                                                       18,616        250,000        2,110,616
  Repayments of bank borrowings                                                                                   (1,092,000)
  Advances from stockholder and related party                                        475,000        600,000        1,525,000
  Repayments of advances from stockholder                                                                           (145,000)
  Repurchases of Common Stock held in treasury                                                                        (3,100)
  Proceeds from notes payable issued to stockholder and related party                                              2,546,533
                                                                                ------------   ------------     ------------
        Net cash provided by financing activities                                    493,616        865,686       60,523,459
                                                                                ------------   ------------     ------------
    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (569)        12,179          112,341
    EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                                    (111,497)

  CASH AND CASH EQUIVALENTS:
    BEGINNING OF PERIOD                                                                1,413         25,121
                                                                                ------------   ------------     ------------
    END OF PERIOD                                                               $        844   $     37,300     $        844
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


                                                                                     Six Months Ended         Period October 16,
                                                                                          June 30,              1987 (Date of
                                                                                ---------------------------   Inception) Through
                                                                                    2003           2002         June 30, 2003
                                                                                                                -------------

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for interest                                      $     29,974   $     26,114     $    545,751
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
                                                                                                                ============


See notes to unaudited consolidated financial statements                                                          (Concluded)

BIOFIELD CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. GOING CONCERN BASIS OF ACCOUNTING - As shown in the accompanying financial statements, Biofield Corp. (the "Company") continues to incur significant losses. As of June 30, 2003, the Company's current liabilities exceeded its current assets by $3.8 million and its total liabilities exceeded its total assets by $3.9 million. These factors raise substantial doubt about the Company's ability to continue as a going concern without immediate injection of additional capital.

During 2002, the Company financed its operations almost entirely with $1,750,000 of borrowings obtained from, or with the assistance of, Dr. David M. Long, Jr., M.D., Ph.D., its Chairman, Chief Executive Officer and principal stockholder ("Dr. Long"), and certain of his affiliates. In the first quarter of 2003, the Company instituted a cost reduction program that included reducing salaries of its six then current employees and some of its consultants, reducing use of outside consultants, arranging with its employees and a consultant to accept options to acquire the Company's Common Stock for a portion of their services, and reducing its marketing activities. The Company has negotiated extended payment terms with certain of its vendors to reduce its cash requirements. In January 2003, Dr. Long advanced $475,000 to enable the Company to meet its then projected minimum financial requirements through March 31, 2003. The Company has not been able raise additional funding so far; and commencing April 16, 2003, the Company has not been able to meet its current payroll commitments. All six employees, except one, have continued to support and serve the Company and have agreed to the deferment of the payment of the salary due to them, payable with 100% interest thereon, until the receipt of the proceeds from the new funding which the management is currently sourcing. The Company has also granted 514,227 stock options at exercise price of $0.33 per option, the closing market price of the Company's share on the date of the grant, in lieu of the reduction in remuneration accepted by them during the first four months of the year. In June 2003, the Company's line of credit was increased by $200,000 upon additional securities provided by Dr. David Long and certain of his affiliates. These funds are expected to last up to August 30, 2003 and, to continue with the vital activities associated with the submission of the FDA application to market the Company's device in the United States, an immediate infusion of additional funding is required.

The accompanying financial statements do not include any adjustments to the amounts and classification of assets and liabilities that would result if the Company were unable to continue as a going concern.

2. THE COMPANY - The consolidated balance sheet as of June 30, 2003 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the three and six month periods ended June 30, 2003 and 2002 and for the period October 16, 1987 (date of inception) through June 30, 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and 2002 and for the period October 16, 1987 (date of inception) through June 30, 2003 have been made. During the interim periods reported on, the accounting policies followed are in conformity with accounting principles generally accepted in the United States of America and are consistent with those applied for annual periods as described in the Company's annual report for the year ended December 31, 2002 filed on Form 10-KSB (the "Annual Report") with the Securities and Exchange Commission (the "SEC").

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The unaudited consolidated financial statements, which include the financial position, results of operations, and cash flows for Biofield Corp. and its wholly owned subsidiary, Biofield International, Inc., should be read in conjunction with the financial statements for the year ended December 31, 2002 included in the Annual Report. The results of operations for the three month and six month periods ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

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

5. STOCK-BASED EMPLOYEE COMPENSATION - At June 30, 2003, the Company had three stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                          Three months ended                 Six months ended
                                    June 30, 2003    June 30, 2002    June 30, 2003    June 30, 2002
                                    -------------    -------------    -------------    -------------
Net loss, as reported               $    (445,002)   $    (749,223)   $    (936,438)   $  (1,344,781)
Add: Total stock-based
  employee compensation
  expense determined under
  fair value based method for
  all awards, net of related tax
  effects                                 (44,182)          (2,114)        (109,748)          (4,228)
                                    -------------    -------------    -------------    -------------
Pro forma net loss                  $    (489,184)   $    (751,337)   $  (1,046,186)   $  (1,349,009)
                                    =============    =============    =============    =============

Earnings per share:
Basic and diluted loss per share:
  As reported                       $       (0.02)   $       (0.05)   $       (0.04)   $       (0.05)
  Pro forma                         $       (0.02)   $       (0.05)   $       (0.04)   $       (0.05)
                                    =============    =============    =============    =============


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As a development stage company, we have incurred net losses since inception through June 30, 2003 of approximately $65 million. Our current liabilities exceeded our current assets by approximately $3.8 million, and our total liabilities exceeded our total assets by approximately $3.9 million. These factors raise substantial doubt about our ability to continue our operations without obtaining immediate funding.

In 2001 and 2002, our major efforts were focused primarily in connection with the actions necessary to seek FDA approval to market our device in the United States, marketing our device in certain overseas markets, redesigning our device, and seeking to obtain funds for our future operating and capital needs. Despite our efforts during such period, we were unable to obtain adequate third party funding to pursue our business goals or to cover our operating costs. As a result, since 2002, Dr. David Long and certain of his affiliates have funded our minimum operating cash requirements.

In the first quarter of 2003, we instituted a cost reduction program that included reducing salaries of our six then current employees, reducing use of outside consultants, arranging with our employees and one of the consultants to accept options to acquire our common stock as compensation for a portion of their services, and reducing our marketing activities. We have also negotiated extended payment terms with certain of our vendors to reduce our cash requirements. Dr. David Long and some of his affiliates advanced $450,000 in January 2003 and provided additional security to enable us to increase our bank line of credit by $200,000 in June 2003. We presently have no commitments (including from Dr. Long or any of his affiliates) for additional funding. Our existing cash resources will be allow us to continue operating until the end of August 2003. We need to immediately find new capital to avoid complete cessation of all activities and to continue with the work necessary to obtain FDA approval to market our device in the United States.

In 2003, our main focus continues to be to urgently find new sources of funding so that activities essential for filing a PMA application to obtain FDA approval for our Biofield Diagnostic System may proceed without interruption. We have had several meetings with the FDA in an effort to reinitiate our application to the FDA.

Liquidity and Capital Resources

We have financed our operations since inception almost entirely by the issuance of equity securities, interest income on the then unutilized proceeds from these issuances and, since June 2000, with loans made directly, or guaranteed and collateralized, by Dr. David Long and certain of his affiliates.

At June 30, 2003, we had a working capital deficiency of $3,801,715, an increase of $847,975 from December 31, 2002. Our cash and cash equivalents were $844 at June 30, 2003, as compared to $1,413 at December 31, 2002. At June 30, 2003 and December 31, 2002, we had inventory of $83,438 (net of a valuation reserve of approximately $532,000). We believe that all items of inventory are currently saleable at prices in excess of carrying cost.

During the six months ended June 30, 2003, our operating activities utilized $494,185 of net cash and our financing activities provided $493,616 of net cash, which represented $475,000 advance made by Dr. David Long, and $18,616 drawn against the bank line of credit, which was increased by $200,000 in the second quarter. We did not spend any cash on investment activities during the six months ended June 30, 2003. During the corresponding period in 2002, our operating activities utilized $933,029 of net cash, our investing activities provided $79,522 of net cash from the release of cash in an escrow account, and our financing activities provided $865,686 of net cash, mainly from borrowing against the bank line of credit ($250,000) and advances ($600,000) from Dr. David Long.

Since 2001, we have been seeking additional third-party funding. During such time, we have retained five different investment banking firms to assist us in locating available funding, and have had discussions with the management company associated with an institutional holder of shares of our common stock to assist us with such funding; however, we have not yet been successful in consummating a private placement or in obtaining additional third-party funding. During such period, Dr. David Long and certain of his affiliates have made funding available to us to permit us to maintain certain minimum operations. However, the most recently obtained funds made available will be depleted by the end of August 2003, and Dr. Long has advised us that we should not expect that he or his affiliates will make any further funds available to us. Although we are continuing with our efforts to obtain funding to maintain our operations, we cannot be certain that we will be successful or that any funding we receive will be adequate or on commercially reasonable terms. Our currently retained investment bankers have not yet located possible sources of funding, and once located, we still will need to negotiate agreeable terms. As a result, it is possible that we will not have adequate funds to continue our operations. In such circumstances and due to our working capital deficiency, we would be unable to pay our vendors, lenders and other creditors, and the net realizable value of our non-current assets would not generate adequate cash to fill the gap.

Until such time, if at all, as we receive adequate funding, we intend to continue to defer payment of all of our obligations which are capable of being deferred, which actions have resulted in some vendors demanding advance payment for their goods and services, and other vendors refusing to continue to do business with us. In the event that we are successful in obtaining third-party funding, we do not expect to generate a positive cash flow from our operations for at least several years, if at all.

Results of Operations

Comparison of the Unaudited Six Months Ended June 30, 2003 (the "2003 Period") with the Unaudited Six Months Ended June 30, 2002 (the "2002 Period")

During the 2003 Period we did not sell any products. During the 2002 Period, we generated revenue of $83,500 from the sale of five Biofield Diagnostic Systems to one of our distributors as demonstration units and from the sale of sensors.

No write down of inventory was necessary in the 2003 Period, as full provision already existed for the complete inventory of older version of devices and sensors. For the 2002 Period, the loss on write down of inventory of $98,421 represents charges for the increase in the inventory reserve for potential losses amounting to $80,154 and warranty claims amounting to $18,267.

We incurred $41,125 of research and development expenses during the 2003 Period compared to $280,809 in the 2002 Period. The decrease of $239,684, or 85%, is due to slow down in activities relating to redesign of our device in the 2003 Period as the project reached the completion stage.

Selling, general and administrative expenses decreased by $245,309, or 25%, to $734,669 in the 2003 Period, compared to $979,978 in the 2002 Period. The decrease was largely attributable to the cost reduction program we initiated in the first quarter of 2003. The expenses associated with the employees and consultants were lower by approximately $224,000, or 34%, than the 2002 Period.

We had net interest expense of $173,794 in the 2003 Period, compared to $34,626 in the 2002 Period, an increase of $139,168, or 402%, due to increase in our borrowings for our operations and provision to record an interest liability of $77,099 payable to employees on remuneration due but not yet paid.

We had royalty income of $27,308 in the 2003 Period, compared to $19,706 in the 2002 Period, an increase of $7,602, or 39%.

As a result of the foregoing, we incurred a net loss of $922,280 in the 2003 Period, compared to a net loss of $1,344,781 in the 2002 Period, representing a reduction of 31% in the net loss.

Comparison of the Unaudited Three Months Ended June 30, 2003 (the "2003 Quarter") with the Unaudited Three Months Ended June 30, 2002 (the "2002 Quarter")

During the 2003 Quarter we did not sell any products. During the 2002 Quarter, we generated revenue of $77,500 from the sale of five Biofield Diagnostic Systems as demonstration units and from the sale of sensors to one of our distributors.

No write down of inventory was necessary in the 2003 Quarter, as full provision already existed for the complete inventory of older version of devices and sensors. For the 2002 Quarter, the loss on write down of inventory of $98,421 represents charges for the increase in the inventory reserve for potential losses amounting to $80,154 and warranty claims amounting to $18,267.

We incurred $12,495 of research and development expenses during the 2003 Quarter compared to $162,963 in the 2002 Quarter. The decrease of $150,468, or 92%, is due to slow down in activities relating to redesign of our device in the 2003 Quarter as the project reached the completion stage.

Selling, general and administrative expenses decreased by $211,138, or 42%, to $294,776 in the 2003 Quarter, compared to $505,914 in the 2002 Quarter. The decrease was largely attributable to the cost reduction program we initiated in the first quarter of 2003. The expenses associated with the employees and consultants were lower by approximately $157,000, or 54%, than the 2002 Quarter.

We had net interest expense of $151,385 in the 2003 Quarter, compared to $20,443 in the 2002 Quarter, an increase of $130,942, or 641%, due to increase in our borrowings for our operations, provision for recording an interest liability of $77,099 payable to employees on remuneration due but not yet paid, and interest provision of $28,057 for Dr. Long's advances for the first quarter of 2003 recorded in the second quarter of 2003.

We had royalty income of $13,654 in the 2003 Quarter, compared to $13,010 in the 2002 Quarter, an increase of $644, or 5%.

As a result of the foregoing, we incurred a net loss of $445,002 in the 2003 Quarter, compared to a net loss of $749,223 in the 2002 Quarter, representing a reduction of 41% in the net loss.


Application of Critical Accounting Policies

Impairment of long-lived assets

At June 30, 2003, we had $267,498 of capitalized patent costs. In assessing the recoverability of our patents, we have made assumptions regarding estimated future cash flows and other factors relating to the use of our patents to determine the fair value of the respective assets. If our estimates or their related assumptions change in the future, we may be required to record additional charges for these assets not previously recorded. For the six months ended June 30, 2003 and June 30, 2002, we had patent amortization expense of $18,797. Subsequent impairment losses, if any, will be reflected in operating income in our statement of operations.

Valuation of deferred tax assets

In assessing the realizability of deferred tax assets, we have considered whether it is more likely than not that some portion, or all, of deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At June 30, 2003 and 2002, we have made full provision for our deferred tax assets due to our continued operating losses and inability to assess the likelihood of generating sufficient future taxable income to realize such benefits. Substantially all of our net operating loss carryforwards are subject to limitation and may expire unutilized.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure- an Amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock based employee compensation and amends certain disclosure requirements of SFAS No. 123. The adoption of this pronouncement has not had a material effect on the Company's consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such a guarantee. FIN 45 also requires additional disclosure about the guarantor's obligations under certain guarantees that it has issued. The disclosure requirements of FIN 45 are effective after December 15, 2002 and the initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 30, 2002. The Company does not have any material guarantees at June 30, 2003. The adoption of FIN 45 did not have a material impact on the Company's consolidated financial position or results of operations.

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

Item 3.  CONTROLS AND PROCEDURES

As of June 30, 2003, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on their evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by us in the reports that we file with the SEC. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.



PART II. OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

     A.  Exhibits

         Exhibit (31) Rule 13a-14(a)/15d-14(a) Certifications

              (1) Certification by John D. Finnegan

              (2) Certification by Michael O'Reilly

         Exhibit (32) Section 1350 Certifications

              (1) Certification by John D. Finnegan

              (2) Certification by Michael O'Reilly

     B.  Reports on Form 8-K

         None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                       BIOFIELD CORP.

Date: August 14, 2003                  By: /s/ DAVID M. LONG
                                           -------------------------------------
                                           David M. Long, Jr., M.D., Ph.D.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date: August 14, 2003                  By: /s/ JOHN D. STEPHENS
                                           -------------------------------------
                                           John D. Stephens
                                           Senior Vice President and Chief
                                           Operating Officer (Principal
                                           Accounting and Financial Officer)