Form 10QSB
period 2003-09-30
BIOFIELD CORP \DE\
filed 2003-11-24
CIK 1007018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                            (770) 740-8180 (Issuer's
                     --------------------------------------
                     telephone number, including area code)


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

            26,079,972 shares of common stock as of November 5, 2003.


Transitional Small Business Disclosure Form     Yes [ ] No [X]

                                 BIOFIELD CORP.

                                   FORM 10-QSB

                                      INDEX


                                                                     Page Number
                                                                     -----------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2003 and
         December 31, 2002 (unaudited)                                    3

         Consolidated Statements of Operations for the three and
         nine months ended September 30, 2003 and 2002 and for the
         period October 16, 1987 (date of inception) through
         September 30, 2003 (unaudited)                                   4

         Consolidated Statements of Stockholders' Equity (Deficit)
         for the period October 16, 1987 (date of inception)
         through September 30, 2003 (unaudited)                           5

         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2003 and 2002 and for the period
         October 16, 1987 (date of inception) through September
         30, 2003 (unaudited)                                            10

         Notes to Unaudited Consolidated Financial Statements            12

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             13

Item 3.  Controls and Procedures                                         18

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                19


SIGNATURES                                                               19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------
(unaudited)

                                                          September 30,   December 31,
                                                          ------------    ------------
                                                                  2003            2002
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                      4,166           1,413
  Accounts receivable                                           71,000          71,000
  Inventories                                                   83,438          83,438
  Other current assets                                           4,232          34,017
                                                          ------------    ------------
      Total current assets                                     162,836         189,868

PROPERTY AND EQUIPMENT - Net                                    10,299          18,054
OTHER ASSETS                                                    22,753          22,753
PATENT AND PATENT APPLICATION - Net                            258,100         286,295
                                                          ------------    ------------
      TOTAL                                               $    453,988    $    516,970
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                             915,057         896,018
  Accrued expenses                                             449,014         129,276
  Due to affiliates                                            309,020          68,314
  Line of credit borrowings                                  1,184,335       1,000,000
  Advances from stockholder                                  1,560,348       1,050,000
                                                          ------------    ------------
      Total current liabilities                              4,417,774       3,143,608

LONG-TERM LIABILITIES:
  Long-term debt - related party                               450,000         450,000
                                                          ------------    ------------
      Total long-term liabilities                              450,000         450,000

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred Stock, $.001 par value; authorized
    12,300,000 undesignated shares;
    no shares issued or outstanding
  Common Stock, $.001 par value; authorized 40,000,000
    shares; issued 28,386,103 at September 30, 2003 and
    27,592,354 December 31, 2002                                28,386          27,593
  Treasury stock - 2,306,131 shares                             (3,100)         (3,100)
  Additional paid-in capital                                61,246,247      60,976,790
  Accumulated deficit during development stage             (65,685,319)    (64,077,921)
                                                          ------------    ------------
      Total stockholders' equity (deficit)                  (4,413,786)     (3,076,638)
                                                          ------------    ------------
  TOTAL                                                   $    453,988    $    516,970
                                                          ============    ============


See notes to unaudited consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------------------------
(unaudited)

                                               Three Months Ended               Nine Months Ended         Period October 16,
                                                  September 30,                   September 30,              1987 (Date of
                                          ----------------------------    ----------------------------    Inception) Through
                                              2003            2002            2003            2002        September 30, 2003
                                                                                                          ------------------

REVENUE                                             --          18,500              --         102,000         124,582
COST OF SALES
  Cost of goods sold                                --          11,241              --          65,394          75,447
  Loss on write down of inventory                   --         116,217              --         214,638         612,020
                                          ------------    ------------    ------------    ------------    ------------
GROSS PROFIT                                        --        (108,958)             --        (178,032)       (562,885)

OPERATING EXPENSES:
  Research and development                          --          55,798          41,125         336,607      40,481,589
  Selling, general, and administrative         548,417         552,818       1,283,086       1,532,796      26,366,263
  (Gain) on disposition of fixed assets             --              --              --              --          (8,084)
                                          ------------    ------------    ------------    ------------    ------------
    Total operating expenses                   548,417         608,616       1,324,211       1,869,403      66,839,768


OTHER INCOME (EXPENSE):
  Interest income                                   --              --              --              --       2,476,723
  Interest expense                            (150,355)         (9,723)       (324,149)        (44,349)       (855,830)
  Royalty income                                13,654           1,800          40,962          21,506         116,190
                                          ------------    ------------    ------------    ------------    ------------
    Net (expense) other income                (136,701)         (7,923)       (283,187)        (22,843)      1,737,083
                                          ------------    ------------    ------------    ------------    ------------
LOSS BEFORE INCOME TAXES                      (685,118)       (725,497)     (1,607,398)     (2,070,278)    (65,665,570)
PROVISION FOR INCOME TAXES                          --              --              --              --         (19,749)
                                          ------------    ------------    ------------    ------------    ------------
NET LOSS                                  $   (685,118)   $   (725,497)   $ (1,607,398)   $ (2,070,278)   $(65,685,319)
                                          ============    ============    ============    ============    ============

NET LOSS PER SHARE:
    Basic and Diluted                     $      (0.03)   $      (0.03)   $      (0.06)   $      (0.08)
                                          ============    ============    ============    ============

WEIGHTED-AVERAGE SHARES
    Basic and Diluted                       25,912,581      25,286,223      25,663,977      25,261,822
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

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                            Series A           Series B          Series C
                                                        Preferred Stock    Preferred Stock    Preferred Stock      Common Stock
                                                       ------------------- ----------------- ----------------- --------------------
                                                        Shares    Amount    Shares  Amount    Shares   Amount    Shares    Amount
BALANCE AT DECEMBER 31, 2000                                   --      --        --     --          --      --  27,529,609 $27,530
  (brought forward)
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 2001                                   --      --        --     --          --      --  27,529,609 $27,530
Exercise of Common Stock options                                                                                    62,745      63
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 2002                                   --      --        --     --          --      --  27,592,354 $27,593

Issuance of Common Stock for consulting
  services ($0.30 per share, net)                                                                                   50,000      50
Issuance of Common Stock for consulting
  services ($0.32 per share, net)                                                                                  468,749     469
Issuance of Common Stock for consulting
  services ($0.11 per share, net)                                                                                  275,000     275
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss (unaudited)
Total comprehensive income (loss)(unaudited)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT SEPTEMBER 30, 2003                                  --      --        --     --          --      --  28,386,103 $28,387
                                                       ==========  ======  ========  =====  ==========  ======  ========== =======



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                  Deficit
                                                                                Accumulated   Foreign
                                                        Additional                 During     Currency                  Total
                                                         Paid-In     Treasury   Development  Translation            Comprehensive
                                                         Capital       Stock       Stage      Adjustment    Total        Loss
                                                       ------------ ---------- ------------- ----------- ---------- -------------
BALANCE AT DECEMBER 31, 2000                           $ 60,761,167    (3,100) $(58,950,445)        --  $ 1,835,152
(brought forward)
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Net loss                                                                         (2,238,687)             (2,238,687)
Total comprehensive income (loss)                                                                                    $ (2,238,687)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2001                           $ 60,861,167   $(3,100) $(61,189,132)  $     --  $  (303,535)
Exercise of Common Stock options                             15,623                                          15,686
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Net loss                                                                         (2,888,789)             (2,888,789)
Total comprehensive income (loss)                                                                                    $ (2,888,789)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2002                           $ 60,976,790   $(3,100) $(64,077,921)  $     --  $(3,076,638)

Issuance of Common Stock for consulting
  services ($0.30 per share, net)                            14,950                                          15,000
Issuance of Common Stock for consulting
  services ($0.32 per share, net)                           149,531                                         150,000
Issuance of Common Stock for consulting
  services ($0.11 per share, net)                            29,975                                          30,250
Memorandum entry to record as expense for
  honorary services rendered by a shareholder                75,000                                          75,000
Net loss (unaudited)                                                             (1,607,398)             (1,607,398)
Total comprehensive income (loss)(unaudited)                                                                         $ (1,607,398)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT SEPTEMBER 30, 2003                          $ 61,246,246   $(3,100) $(65,685,319)  $     --  $(4,413,786)
                                                       ============   =======  ============   ========  ===========

                                                                                                                      (Concluded)


See notes to consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------
(unaudited)

                                                                                       Nine Months Ended          Period October 16,
                                                                                         September 30,              1987 (Date of
                                                                                  ----------------------------    Inception) Through
                                                                                      2003            2002        September 30, 2003
                                                                                                                  ------------------

OPERATING ACTIVITIES
  Net loss                                                                        $ (1,607,398)   $ (2,070,278)     $(65,685,319)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                       35,950          36,189         2,661,507
    Amortization of premiums (discount) on short-term investments                                                        156,692
    Loss on disposal of property and equipment                                                                           194,102
    Loss on license and settlement agreements                                                                             49,026
    Loss on abandonment of patent applications                                                          12,983           303,234
    Vendor settlements                                                                                                   (77,257)
    Noncash compensation                                                                75,000          75,000         3,283,451
    Gain from disposition of fixed assets                                                                               (159,473)
    Interest paid in Common Stock                                                                                        297,148
    Conultancy fees  paid in Common Stock                                              195,250                           195,250
    Changes in assets and liabilities:
      Accounts receivable                                                                               28,203           (71,000)
      Inventories                                                                                      277,957           (83,438)
      Other current assets                                                              29,785                            (4,232)
      Other assets                                                                                                      (134,582)
      Due to affiliates                                                                240,706                           309,020
      Accounts payable and accrued expenses                                            338,777         345,061         1,320,454
                                                                                  ------------    ------------      ------------
        Net cash used in operating activities                                         (691,930)     (1,294,885)      (57,445,417)
                                                                                  ------------    ------------      ------------

INVESTING ACTIVITIES
  Acquisitions of property and equipment                                                                (8,679)       (2,605,407)
  Costs incurred for patents and patent applications                                                                    (782,527)
  Proceeds from sale of property and equipment                                                                           294,748
  Purchases of short-term investments                                                                                (26,476,638)
  Proceeds from sale and maturity of short-term investments                                             86,432        26,406,378
                                                                                  ------------    ------------      ------------
        Net cash provided by (used in) investing activities                                 --          77,753        (3,163,446)
                                                                                  ------------    ------------      ------------

FINANCING ACTIVITIES
  Repayments of capitalized lease obligations                                                                            (82,234)
  Proceeds from issuance of Series A Preferred Stock - net                                                             8,413,490
  Proceeds from issuance of Series B Preferred Stock - net                                                             1,947,631
  Proceeds from issuance of Series C Preferred Stock - net                                                            11,980,771
  Proceeds from issuance of Common Stock and Common Stock warrants - net                                              33,023,206
  Proceeds from exercise of Common Stock options and Common Stock warrants                              15,686           298,546
  Proceeds from bank borrowings                                                        184,335         250,000         2,276,335
  Repayments of bank borrowings                                                                                       (1,092,000)
  Advances from stockholder and related party                                          510,348         950,000         1,560,348
  Repayments of advances from stockholder                                                                               (145,000)
  Repurchases of Common Stock held in treasury                                                                            (3,100)
  Proceeds from notes payable issued to stockholder and related party                                                  2,546,533
                                                                                  ------------    ------------      ------------
        Net cash provided by financing activities                                      694,683       1,215,686        60,724,526
                                                                                  ------------    ------------      ------------
    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 2,753          (1,446)          115,663
    EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                                        (111,497)

  CASH AND CASH EQUIVALENTS:
    BEGINNING OF PERIOD                                                                  1,413          25,121
                                                                                  ------------    ------------      ------------
    END OF PERIOD                                                                 $      4,166    $     23,675      $      4,166
                                                                                  ============    ============      ============

See notes to unaudited consolidated financial statements                                                             (continued)

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------
(unaudited)

                                                                                       Nine Months Ended          Period October 16,
                                                                                         September 30,              1987 (Date of
                                                                                  ----------------------------    Inception) Through
                                                                                      2003            2002        September 30, 2003
                                                                                                                  ------------------

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for interest                                        $     38,984    $     44,617      $    554,761
                                                                                  ============    ============      ============

SUPPLEMENTAL SCHEDULE FOR NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Acquisition of property and equipment under capitalized lease transactions                                        $     82,234
                                                                                                                    ============

  At inception, the Company acquired the rights to a patent and assumed certain liabilities in exchange for 235,294 shares of Common Stock as follows:
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
                                                                                                                    ============

  Pursuant to a license and settlement agreement with respect of an acquired patent (see above), the Company reacquired during the fiscal year ended
    March 31, 1991 its 235,294 shares of Common Stock issued in connection with the acquired patent, which was retired during the fiscal year ended
    March 31, 1992:
      Remaining carrying value of patent on date of license and settlement
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
                                                                                                                    ============

  During the fiscal year ending December 31, 2003, the Company exchanged
    793,749 shares of Common Stock for services rendered by consultants:
      Fair value of services rendered                                                                               $    195,250
                                                                                                                    ------------
      Issuance of Common Stock                                                                                      $    195,250
                                                                                                                    ============

See notes to unaudited consolidated financial statements                                                             (Concluded)

BIOFIELD CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. GOING CONCERN BASIS OF ACCOUNTING - As shown in the accompanying financial statements, Biofield Corp. (the "Company") continues to incur significant losses. As of September 30, 2003, the Company's current liabilities exceeded its current assets by $4.3 million and its total liabilities exceeded its total assets by $4.4 million.

During 2002, the Company financed its operations almost entirely with $1,750,000 of borrowings obtained from, or with the assistance of, Dr. David M. Long, Jr., M.D., Ph.D., its Chairman, Chief Executive Officer and principal stockholder ("Dr. Long"), and certain of his affiliates.

In the first quarter of 2003, the Company instituted a cost reduction program that included lowering salaries of its six then current employees and some of its consultants, minimizing use of outside consultants, arranging with its employees and a consultant to accept options to acquire the Company's Common Stock for a portion of their services, and limiting its marketing activities. In January 2003, Dr. Long advanced $475,000 to enable the Company to meet its then projected minimum financial requirements through March 31, 2003. Commencing April 16, 2003, the Company has not been able to meet its current payroll commitments. All six employees, except one, have continued to support and serve the Company and have agreed to the deferment of the payment of the salary due to them, payable with 100% interest thereon, until the receipt of the proceeds from the new funding which the management is currently sourcing. The Company has also granted 514,227 stock options at exercise price of $0.33 per option, the closing market price of the Company's share on the date of the grant, in lieu of the reduction in remuneration accepted by them during the first four months of 2003.

In June 2003, the Company's line of credit was increased by $200,000 upon additional securities provided by Dr. David Long and certain of his affiliates, and a further advance of $35,000 was received from Dr. Long in the third quarter of 2003. These funds were urgently needed and were utilized to make essential payments, which could not be deferred.

Currently, the Company is negotiating on an offer it received to provide bridge financing up to $700,000 on a best effort basis. If the Company successfully concludes an agreement on this offer, the Company intends to use the proceeds from this offer to finance the submission of its application to the FDA to market its product in the US and to keep the Company operational for approximately three to six months. The Company has also entered into an agreement with an investment advisor to source long-term capital of approximately $5 million needed to commercially market its product. The infusion of the bridge financing and long-term capital is essential for the Company to continue its operations.

These factors raise substantial doubt about the Company's ability to continue as a going concern without immediate injection of additional capital. The accompanying financial statements do not include any adjustments to the amounts and classification of assets and liabilities that would result if the Company were unable to continue as a going concern.

2. THE COMPANY - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine months and three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2002 financial statements and footnotes thereto included in the Company's Annual Report on SEC Form 10-KSB for the year ended December 31, 2002.

3. CONSOLIDATED FINANCIAL STATEMENTS - The consolidated financial statements include the accounts of the Company and Biofield International, Inc. All intercompany transactions and balances have been eliminated in consolidation.

4. NET LOSS PER SHARE - The basic and diluted loss per share is computed based on the weighted average number of common shares outstanding. Common equivalent shares totaling 1,226,984 are not included in the share calculations since the effect of their inclusion would be antidilutive.

5. STOCK-BASED EMPLOYEE COMPENSATION - At September 30, 2003, the Company had three stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:


                                         Three months ended               Nine months ended
                                      09/30/03        09/30/02        09/30/03        09/30/02
                                    ------------    ------------    ------------    ------------
Net loss, as reported               $   (685,118)   $   (725,497)   $ (1,607,398)   $ (2,070,278)
Add: Total stock-based
  employee compensation
  expense determined under
  fair value based method for
  all awards, net of related tax
  effects                                (22,798)         (2,114)       (132,546)         (6,342)
                                    ------------    ------------    ------------    ------------
Pro forma net loss                  $   (707,916)   $   (727,611)   $ (1,739,944)   $ (2,076,620)
                                    ============    ============    ============    ============

Earnings per share:
Basic and diluted loss per share:
  As reported                       $      (0.03)   $      (0.03)   $      (0.06)   $      (0.08)
  Pro forma                         $      (0.03)   $      (0.03)   $      (0.07)   $      (0.08)
                                    ============    ============    ============    ============

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As a development stage company, we have incurred net losses, since inception through September 30, 2003, of approximately $66 million. Our current liabilities exceeded our current assets by approximately $4.3 million, and our total liabilities exceeded our total assets by approximately $4.4 million. These factors raise substantial doubt about our ability to continue our operations without obtaining immediate long-term funding.

In 2001 and 2002, our major efforts were focused primarily in connection with the actions necessary to seek FDA approval to sell our device in the United States, to market our device in certain overseas markets, to redesign our device, and to source funds for our future operating and capital needs. Despite our efforts, we were unable to obtain adequate third party funding to pursue our business goals or to cover our operating costs. As a result, Dr. David Long and certain of his affiliates have funded our minimum operating cash requirements in 2002 and 2003.

In the first quarter of 2003, we instituted a cost reduction program that included lowering salaries of our six then current employees, minimizing use of outside consultants, arranging with our employees and one of the consultants to accept options to acquire our common stock as compensation for a portion of their services, and limiting our marketing activities. Dr. David Long and some of his affiliates advanced $450,000 in January 2003. In June 2003, they provided additional security to enable us to increase our bank line of credit by $200,000, and further advanced $35,000 in the third quarter of 2003.

During the year, we issued 793,749 shares valued at $195,250 at an average price of $0.25 to three investment banking firms and their managers for consultancy work carried out by them relating to sourcing of new capital and future strategies. In September 2003, we retained a reputable investment banking firm to advise us in assessing our funding and strategic opportunities, and to undertake sourcing $5 million funding.

Currently, we are negotiating on an offer we received to provide bridge financing up to $700,000 on a best effort basis. If we successfully conclude an agreement on this offer, we intend to use the proceeds from this offer to finance the submission of our application to the FDA to market our product in the US and to keep the Company operational for approximately three to six months. We have also entered into an agreement with an investment advisor to source long-term capital of approximately $5 million needed to commercially market our product. The infusion of the bridge financing and long-term capital is essential for us to continue our operations.

Liquidity and Capital Resources

We have financed our operations since inception almost entirely by the issuance of equity securities, interest income on the then unutilized proceeds from these issuances and, since June 2000 till November 2003, with loans made directly, or guaranteed and collateralized, by Dr. David Long and certain of his affiliates.

At September 30, 2003, we had a working capital deficiency of $4,254,938, an increase of $1,301,198 from December 31, 2002. Our cash and cash equivalents were $4,166 at September 30, 2003, as compared to $1,413 at December 31, 2002. At September 30, 2003 and December 31, 2002, we had inventory of $83,438 (net of a valuation reserve of approximately $532,000). We believe that all items of inventory are currently saleable at prices in excess of carrying cost.

During the nine months ended September 30, 2003, our operating activities utilized $691,930 of net cash and our financing activities provided $694,683 of net cash, which represented $510,348 advance made by Dr. David Long, and $184,335 drawn against the bank line of credit, which was increased by $200,000 in the second quarter. We did not spend any cash on investment activities during the nine months ended September 30, 2003. During the corresponding period in 2002, our operating activities utilized $1,294,885 of net cash, our investing activities provided $77,753 of net cash from the release of cash in an escrow account, and our financing activities provided $1,215,686 of net cash, mainly from borrowing against the bank line of credit of $250,000 and advances of $950,000 from Dr. David Long.

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

In November 2003, we secured a one-year bridging loan of $700,000. The cash from this loan is expected to last up to the end of March 2004. Although we are continuing, with the help of investment bankers, to seek long-term capital needed to commercially market our device, we cannot be certain that we will be successful in obtaining the funding in time or that the funding will be adequate. As a result, it is possible that we will not have adequate funds when needed to continue our operations. In such circumstances and due to our working capital deficiency, we would be unable to pay our vendors, lenders and other creditors, and the net realizable value of our non-current assets would not generate adequate cash to fully liquidate all our remaining liabilities.

Until such time, if at all, as we receive adequate long-term funding, we have and will continued to defer payments of all of our obligations which can be deferred, which actions have and may in future result in some vendors demanding advance payment for their goods and services and some vendors have and may in future refuse to continue to do business with us. In the event we are successful in obtaining new funding, we still do not expect to generate a positive cash flow from our operations for at least several years, if at all.

Results of Operations

Comparison of the Unaudited Nine Months Ended September 30, 2003 (the "2003 Period") with the Unaudited Nine Months Ended September 30, 2002 (the "2002 Period")

During the 2003 Period we did not sell any products. During the 2002 Period, we generated revenue of $102,000 from the sale of six Biofield Diagnostic Systems to two of our distributors as demonstration units and from the sale of sensors.

No further write down of inventory was necessary in the 2003 Period, as full provision already existed for the complete inventory of older version of devices and sensors. For the 2002 Period, the loss on write down of inventory of $214,638 represents charges for the increase in the inventory reserve for potential losses to $376,287.

We incurred $41,125 of research and development expenses during the 2003 Period compared to $336,607 in the 2002 Period. The decrease of $295,482, or 88%, is due to slow down in activities relating to redesign of our device in the 2003 Period as the project reached the completion stage.

Selling, general and administrative expenses decreased by $249,710, or 16%, to $1,283,086 in the 2003 Period, compared to $1,532,796 in the 2002 Period. The decrease was largely attributable to the completion of the redesign project for our device and due to the cost reduction program we initiated in the first quarter of 2003. The expenses for the redesign of our device and the costs related to personnel (employees and consultants) were lower by approximately $280,000 (89%) and $360,000 (43%), respectively, compared to what we spent for these line items in the 2002 Period. These savings in expenditure were partly offset by an increase of approximately $228,000 (724%) in investment advisors' fees and expenses in connected with our efforts to secure additional funding. Out of the total expenditure for this item of approximately $260,000 in the 2003 Period, $195,250 payable to consultants and investment advisors was settled by issuing 793,749 shares of our Common Stock at an average price of $0.25 per share.

We had net interest expense of $324,149 in the 2003 Period, compared to $44,349 in the 2002 Period, an increase of $279,800, or 631%, due to increase in our borrowings for our operations and accrual of a liability, in the 2003 Period, to record interest amounting to $161,707 payable to employees on remuneration due but not yet paid.

We had royalty income of $40,962 in the 2003 Period, compared to $21,506 in the 2002 Period, an increase of $19,456, or 90%.

As a result of the foregoing, we incurred a net loss of $1,607,398 in the 2003 Period, compared to a net loss of $2,070,278 in the 2002 Period, representing a reduction of 22%.

Comparison of the Unaudited Three Months Ended September 30, 2003 (the "2003 Quarter") with the Unaudited Three Months Ended September 30, 2002 (the "2002 Quarter")

During the 2003 Quarter we did not sell any products. During the 2002 Quarter, we generated revenue of $18,500 from the sale of one Biofield Diagnostic Systems as demonstration units and from the sale of sensors to one of our distributors.

No further write down of inventory was necessary in the 2003 Quarter, as full provision already existed for the complete inventory of older version of devices and sensors. For the 2002 Quarter, the loss on write down of inventory of $116,217 represents charges for the increase in the inventory reserve for potential losses to $376,287.

We incurred no expenses for research and development expenses during the 2003 Quarter compared to $55,798 spent in the 2002 Quarter due to slow down in activities relating to redesign of our device as the project reached the completion stage.

Selling, general and administrative expenses decreased by $4,401, or 1%, to $548,417 in the 2003 Quarter, compared to $552,818 in the 2002 Quarter. Major decreases were largely attributable to the completion of the redesign project for our device and due to the cost reduction program we initiated in the first quarter of 2003. The expenses for the redesign of our device and the costs related to personnel (employees and consultants) were lower by approximately $83,000 (100%) and $224,000 (31%), respectively, compared to what we spent for these line items in the 2002 Quarter. These savings in expenditure were partly offset by an increase of approximately $209,000 (664%) in investment advisors' fees and expenses in connected with our efforts to secure additional funding. Out of the total expenditure for this item of approximately $241,000 in the 2003 Quarter, $195,250 due to consultants and investment advisors was settled by issuing 793,749 shares of our Common Stock at an average price of $0.25 per share.

We had net interest expense of $150,355 in the 2003 Quarter, compared to $9,723 in the 2002 Quarter, an increase of $140,632, or 1,446%, due to increase in our borrowings for our operations and accrual of a liability, in the 2003 Quarter, to record interest amounting to $91,608 payable to employees on remuneration due but not yet paid.

We had royalty income of $13,654 in the 2003 Quarter, compared to $1,800 in the 2002 Quarter, an increase of $11,854, or 659%.

As a result of the foregoing, we incurred a net loss of $685,118 in the 2003 Quarter, compared to a net loss of $725,497 in the 2002 Quarter, representing a reduction of 6%.

Application of Critical Accounting Policies

Impairment of long-lived assets

At September 30, 2003, we had $258,100 of capitalized patent costs. In assessing the recoverability of our patents, we have made assumptions regarding estimated future cash flows and other factors relating to the use of our patents to determine the fair value of the respective assets. If our estimates or their related assumptions change in the future, we may be required to record additional charges for these assets not previously recorded. For the nine months ended September 30, 2003 and September 30, 2002, we had patent amortization expense of $28,195. Subsequent impairment losses, if any, will be reflected in operating income in our statement of operations.

Valuation of deferred tax assets

In assessing the realizability of deferred tax assets, we have considered whether it is more likely than not that some portion, or all, of deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At September 30, 2003 and 2002, we have made full provision for our deferred tax assets due to our continued operating losses and inability to assess the likelihood of generating sufficient future taxable income to realize such benefits. Substantially all of our net operating loss carryforwards are subject to limitation and may expire unutilized.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such a guarantee. FIN 45 also requires additional disclosure about the guarantor's obligations under certain guarantees that it has issued. The disclosure requirements of FIN 45 are effective after December 15, 2002 and the initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 30, 2002. The Company does not have any material guarantees at September 30, 2003. The adoption of FIN 45 did not have a material impact on the Company's consolidated financial position or results of operations.

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

Item 3.  CONTROLS AND PROCEDURES

As of September 30, 2003, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on their evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by us in the reports that we file with the SEC. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

     A.  Exhibits

         Exhibit (31) Rule 13a-14(a)/15d-14(a) Certifications

              (1)  Certification by David M Long

              (2)  Certification by John D Stephens

         Exhibit (32) Section 1350 Certifications

              (1)  Certification by David M Long

              (2)  Certification by John D Stephens

     B.  Reports on Form 8-K

         None.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                       BIOFIELD CORP.

Date: November 21, 2003                By: /s/ DAVID M. LONG
                                           -------------------------------------
                                           David M. Long, Jr., M.D., Ph.D.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date: November 21, 2003                By: /s/ JOHN D. STEPHENS
                                           -------------------------------------
                                           John D. Stephens
                                           Senior Vice President and Chief
                                           Operating Officer (Principal
                                           Accounting and Financial Officer)