Form 10QSB/A
period 2003-09-30
BIOFIELD CORP \DE\
filed 2003-12-18
CIK 1007018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 (Amendment # 1)

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


                                 (770) 740-8180
                           ---------------------------
                           (Issuer's telephone number)


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

            26,079,972 shares of common stock as of November 5, 2003.
            --------------------------------------------------------


Transitional Small Business Disclosure Form     Yes [ ]   No [X]

                                 BIOFIELD CORP.

                                   FORM 10-QSB

                                      INDEX


                                                                     Page Number
                                                                     -----------

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets as of
             September 30, 2003 (unaudited) and December 31, 2002         3

             Condensed Consolidated Statements of Operations for
             the three and nine months ended September 30, 2003
             and 2002 and for the period October 16, 1987 (date
             of inception) through September 30, 2003 (unaudited)         4

             Condensed Consolidated Statements of Stockholders'
             Equity (Deficit) for the period October 16, 1987
             (date of inception) through September 30, 2003
             (unaudited)                                                  5

             Condensed Consolidated Statements of Cash Flows for
             the nine months ended September 30, 2003 and 2002 and
             for the period October 16, 1987 (date of inception)
             through September 30, 2003 (unaudited)                      10

             Notes to Unaudited Condensed Consolidated Financial
             Statements                                                  12

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         13

Item 3.      Controls and Procedures                                     19

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                           19
Item 2.      Changes in Securities                                       19
Item 3.      Defaults Upon Senior Securities                             20
Item 4       Submission of Matters to a Vote of Security Holders         20
Item 5.      Other Information                                           20
Item 6.      Exhibits and Reports on Form 8-K                            20


SIGNATURES                                                               21

PART I.  FINANCIAL INFORMATION



BIOFIELD CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------

                                                         September 30,    December 31,
                                                         ------------     -----------
ASSETS                                                           2003            2002
                                                           (Unaudited)       (Audited)
CURRENT ASSETS:
  Cash and cash equivalents                                     4,166           1,413
  Accounts receivable                                          71,000          71,000
  Inventories                                                  83,438          83,438
  Other current assets                                          4,232          34,017
                                                         ------------    ------------
    Total current assets                                      162,836         189,868

PROPERTY AND EQUIPMENT - Net                                   10,299          18,054
OTHER ASSETS                                                   22,753          22,753
PATENT AND PATENT APPLICATION - Net                           258,100         286,295
                                                         ------------    ------------
    TOTAL                                                $    453,988    $    516,970
                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                            915,057         896,018
  Accrued expenses                                            449,014         129,276
  Due to affiliates                                           309,020          68,314
  Line of credit borrowings                                 1,184,335       1,000,000
  Advances from stockholder                                 1,560,348       1,050,000
                                                         ------------    ------------
    Total current liabilities                               4,417,774       3,143,608

LONG-TERM LIABILITIES:
  Long-term debt - related party                              450,000         450,000
                                                         ------------    ------------
    Total long-term liabilities                               450,000         450,000

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred Stock, $.001 par value; authorized
   12,300,000 undesignated shares;
   no shares issued or outstanding
  Common Stock, $.001 par value; authorized 40,000,000
   shares; issued 28,386,103 at September 30, 2003 and
   27,592,354 December 31, 2002                                28,386          27,593
  Treasury stock - 2,306,131 shares                            (3,100)         (3,100)
  Additional paid-in capital                               61,246,247      60,976,790
  Accumulated deficit during development stage            (65,685,319)    (64,077,921)
                                                         ------------    ------------
    Total stockholders' equity (deficit)                   (4,413,786)     (3,076,638)
                                                         ------------    ------------
  TOTAL                                                  $    453,988    $    516,970
                                                         ============    ============


See notes to unaudited condensed consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------------------------
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


See notes to unaudited condensed consolidated financial statements.

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

BIOFIELD CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------
(unaudited)


                                                                                           Nine Months Ended      Period October 16,
                                                                                             September 30,          1987 (Date of
                                                                                      --------------------------  Inception) Through
                                                                                          2003          2002      September 30, 2003
                                                                                                                  ------------------

OPERATING ACTIVITIES
  Net loss                                                                            $ (1,607,398) $ (2,070,278)      $(65,685,319)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                           35,950        36,189          2,661,507
    Amortization of premiums (discount) on short-term investments                                                           156,692
    Loss on disposal of property and equipment                                                                              194,102
    Loss on license and settlement agreements                                                                                49,026
    Loss on abandonment of patent applications                                                            12,983            303,234
    Vendor settlements                                                                                                      (77,257)
    Noncash compensation                                                                    75,000        75,000          3,283,451
    Gain from disposition of fixed assets                                                                                  (159,473)
    Interest paid in Common Stock                                                                                           297,148
    Conultancy fees  paid in Common Stock                                                  195,250                          195,250
    Changes in assets and liabilities:
      Accounts receivable                                                                                 28,203            (71,000)
      Inventories                                                                                        277,957            (83,438)
      Other current assets                                                                  29,785                           (4,232)
      Other assets                                                                                                         (134,582)
      Due to affiliates                                                                    240,706                          309,020
      Accounts payable and accrued expenses                                                338,777       345,061          1,320,454
                                                                                      ------------  ------------       -------------
        Net cash used in operating activities                                             (691,930)   (1,294,885)       (57,445,417)
                                                                                      ------------  ------------       -------------

INVESTING ACTIVITIES
  Acquisitions of property and equipment                                                                  (8,679)        (2,605,407)
  Costs incurred for patents and patent applications                                                                       (782,527)
  Proceeds from sale of property and equipment                                                                              294,748
  Purchases of short-term investments                                                                                   (26,476,638)
  Proceeds from sale and maturity of short-term investments                                               86,432         26,406,378
                                                                                      ------------  ------------       -------------
        Net cash provided by (used in) investing activities                                     --        77,753         (3,163,446)
                                                                                      ------------  ------------       -------------

FINANCING ACTIVITIES
  Repayments of capitalized lease obligations                                                                               (82,234)
  Proceeds from issuance of Series A Preferred Stock - net                                                                8,413,490
  Proceeds from issuance of Series B Preferred Stock - net                                                                1,947,631
  Proceeds from issuance of Series C Preferred Stock - net                                                               11,980,771
  Proceeds from issuance of Common Stock and Common Stock warrants - net                                                 33,023,206
  Proceeds from exercise of Common Stock options and Common Stock warrants                                15,686            298,546
  Proceeds from bank borrowings                                                            184,335       250,000          2,276,335
  Repayments of bank borrowings                                                                                          (1,092,000)
  Advances from stockholder and related party                                              510,348       950,000          1,560,348
  Repayments of advances from stockholder                                                                                  (145,000)
  Repurchases of Common Stock held in treasury                                                                               (3,100)
  Proceeds from notes payable issued to stockholder and related party                                                     2,546,533
                                                                                      ------------  ------------       -------------
        Net cash provided by financing activities                                          694,683     1,215,686         60,724,526
                                                                                      ------------  ------------       -------------
    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     2,753        (1,446)           115,663
    EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                                           (111,497)

  CASH AND CASH EQUIVALENTS:
    BEGINNING OF PERIOD                                                                      1,413        25,121
                                                                                      ------------  ------------       -------------
    END OF PERIOD                                                                     $      4,166  $     23,675       $       4,166
                                                                                      ============  ============       =============


See notes to unaudited condensed consolidated financial statements                                                       (continued)

BIOFIELD CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------
(unaudited)


                                                                                           Nine Months Ended      Period October 16,
                                                                                             September 30,          1987 (Date of
                                                                                      --------------------------  Inception) Through
                                                                                          2003          2002      September 30, 2003
                                                                                                                  ------------------

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for interest                                            $     38,984  $     44,617       $     554,761
                                                                                      ============  ============       =============

SUPPLEMENTAL SCHEDULE FOR NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Acquisition of property and equipment under capitalized lease transactions                                           $      82,234
                                                                                                                       =============

  At inception, the Company acquired the rights to a patent and assumed certain liabilities in exchange for 235,294 shares of Common Stock as follows:
      Fair value of patent acquired                                                                                    $     112,732
      Liabilities assumed                                                                                                    112,432
                                                                                                                       -------------
      Issuance of Common Stock                                                                                         $         300
                                                                                                                       =============

  Pursuant to a license and settlement agreement with respect of an acquired patent (see above), the Company reacquired during the fiscal year ended March
    31, 1991 its 235,294 shares of Common Stock issued in connection with the acquired patent, which was retired during the fiscal year ended March 31, 1992:
      Remaining carrying value of patent on date of license and settlement agreement                                   $      49,326
        Common Stock returned to the Company                                                                                     300
                                                                                                                       -------------
      Loss on Settlement                                                                                               $      49,026
                                                                                                                       =============

  During the fiscal year ended March 31, 1992, the Company exchanged 431,372 shares of Common Stock for notes, debt and accrued interest payable to a principal stockholder:
      Notes payable                                                                                                    $      96,660
      Debt                                                                                                                   854,873
      Accrued interest                                                                                                       297,148
                                                                                                                       -------------
      Issuance of Common Stock                                                                                         $   1,248,681
                                                                                                                       =============

  During the fiscal year ended March 31, 1994, the Company issued 222,222 shares of Series A Preferred Stock in exchange for an aggregate of $1 million in notes payable to a principal stockholder and a former Director:
      Notes payable                                                                                                    $   1,000,000
                                                                                                                       -------------
      Issuance of Series A Preferred Stock                                                                             $   1,000,000
                                                                                                                       =============

  During the fiscal year ending December 31, 2003, the Company exchanged
    793,749 shares of Common Stock for services rendered by consultants:
      Fair value of services rendered                                                                                  $     195,250
                                                                                                                       -------------
      Issuance of Common Stock                                                                                         $     195,250
                                                                                                                       =============


See notes to unaudited condensed consolidated financial statements                                                       (Concluded)

BIOFIELD CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In the first quarter of 2003, the Company instituted a cost reduction program that included lowering salaries of its six then current employees and some of its consultants, minimizing use of outside consultants, arranging with its employees and a consultant to accept options to acquire the Company's Common Stock for a portion of their services, and limiting its marketing activities. In January 2003, Dr. Long advanced $475,000 to enable the Company to meet its then projected minimum financial requirements through March 31, 2003. Commencing April 16, 2003, the Company has not been able to meet its current payroll commitments. The Company has granted options to purchase an aggregate of 514,227 shares of its common stock at $0.33 per share, the closing market price of the Company's common stock on the date of the grant, to its employees in lieu of cash remuneration due to them during the first four months of 2003. All six employees, except one, have continued to support and serve the Company and have agreed to the deferment of the payment of the salary due to them, payable with a 100% premium thereon, at such time, if at all, as the Company obtains adequate financing to make such payment.

In June 2003, the Company's bank line of credit was increased by $200,000 upon deposit with the bank of additional collateral provided by Dr. Long and certain of his affiliates, which amount has been drawn down. During the third quarter of 2003, Dr. Long advanced an additional amount of $35,000 to the Company.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine months and three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as at December 31, 2002, and the footnotes thereto which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

In the first quarter of 2003, we instituted a cost reduction program that included lowering salaries of our six then current employees, minimizing use of outside consultants, arranging with our employees and one of our consultants to accept options to acquire 514,227 of our common stock at $0.33 per share as compensation for a portion of their services, and limiting our marketing activities. Dr. Long and some of his affiliates advanced $450,000 in January

2003. In June 2003, our bank line of credit was increased by $200,000 upon deposit with the bank of additional collateral provided by Dr. Long and certain of his affiliates, which amount has been drawn down. During the third quarter of 2003, Dr. Long advanced an additional amount of $35,000 to us.

Since January 1, 2003, we issued an aggregate of 793,750 unregistered shares of our common stock, valued at $195,250 (an average price of $0.25 per share) to three investment banking firms and their managers for consultancy work carried out by them relating to their attempts to source additional capital and advise on future strategies.

At present, we have no assets to enable us to sustain our operations and are negotiating a private placement to obtain up to $700,000 of interim financing. The proposed financing would involve the issuance of promissory notes bearing interest at 12% per annum. We would issue 250,000 shares of our unregistered common stock with each $50,000 principal amount of notes. If the notes are not paid by December 31, 2004, the notes would become due on demand; we would be obligated to issue an additional 125,000 unregistered shares of our common stock for each $50,000 principal amount of unpaid notes and the notes would be reset to bear interest at 1.5% per month. The purchasers of the notes would be afforded the right to exchange the notes, at a 25% discount, in the first offering thereafter of our equity securities. We would undertake to register all unregistered shares of common stock, at our expense, within 60 days of the final closing and if such registration could not be effected within 150 days of the final closing, we would be required to issue an additional 25,000 shares of our unregistered common stock for each period of 30 days thereafter. The proceeds of the proposed financing would enable us to complete our proposed submission to the U.S. Food and Drug Administration ("FDA") for our device and sustain minimal operations for up to six months (assuming that we are successful in raising $700,000). During this period, we would need to obtain still additional financing or we would not be able to sustain our operations thereafter or pay our currently outstanding payables. There can be no assurance that the proposed financing will be successfully completed, or completed on a timely basis, and if completed on a timely basis that we can obtain the additional financing needed to continue to sustain minimal operations and market our device if approved by the FDA. There can be no assurance that we will be able to make the FDA filing within 180 days after the initial closing of the proposed financing (which would occur upon the receipt of the first $300,000 of interim financing). If the FDA filing is not made in time, we would be required to issue to the each Unit holder 25,000 additional unregistered shares of our common stock for each 30 days of delay.

The timely receipt of interim financing and long-term capital is essential for us to continue our operations.

Liquidity and Capital Resources

We have financed our operations since inception almost entirely by the issuance of equity securities, interest income on the then unutilized proceeds from these issuances and, since June 2000, with loans made directly, or guaranteed and collateralized, by Dr. Long and certain of his affiliates.

At September 30, 2003, we had a working capital deficiency of $4,254,938, an increase of $1,301,198 from December 31, 2002. Our cash and cash equivalents were $4,166 at September 30, 2003. At September 30, 2003 and December 31, 2002, we had inventory of $83,438 (net of a valuation reserve of approximately $532,000). We believe that all items of inventory are currently saleable at prices in excess of carrying cost.

During the nine months ended September 30, 2003, our operating activities utilized $691,930 of net cash and our financing activities provided $694,683 of net cash, which represented a $510,348 advance made by Dr. Long, and $184,335 drawn against a bank line of credit, which was increased by $200,000 in the second quarter. We did not spend any cash on investment activities during the nine months ended September 30, 2003. During the corresponding period in 2002, our operating activities utilized $1,294,885 of net cash, our investing activities provided $77,753 of net cash from the release of cash in an escrow account, and our financing activities provided $1,215,686 of net cash, mainly from borrowing against the bank line of credit of $250,000 and advances of $950,000 from Dr. Long.

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

As indicated above, at present we have no assets to enable us to sustain our operations and are negotiating a private placement to obtain up to $700,000 of interim financing. There can be no assurance that the proposed financing will be successfully completed, or completed on a timely basis, and if completed on a timely basis that we can obtain the additional financing needed to continue to sustain minimal operations.

Until such time, if at all, as we receive adequate long-term funding, we will continued to defer payments of all of our obligations which can be deferred, which actions have resulted in some vendors demanding advance payment for their goods and services and some vendors have refused, and may in future refuse, to continue to do business with us. In the event that we are successful in obtaining additional interim funding and long-term capital, we still do not expect to generate a positive cash flow from our operations for at least several years, if at all.

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

During the 2002 Period, we incurred a loss on write down of inventory of $214,638, representing charges for the increase in the inventory reserve for potential losses to $376,287. No further write down of inventory was necessary in the 2003 Period, as full provision already existed for the complete inventory of older version of devices and sensors.

We incurred $41,125 of research and development expenses during the 2003 Period compared to $336,607 in the 2002 Period. The decrease of $295,482, or 88%, resulted from a slow down in activities relating to redesign of our device in the 2003 Period as the project reached the completion stage.

Selling, general and administrative expenses decreased by $249,710, or 16%, to $1,283,086 in the 2003 Period, compared to $1,532,796 in the 2002 Period. The decrease was largely attributable to the completion of the redesign project for our device and the cost reduction program we initiated in the first quarter of 2003. The expenses for the redesign of our device and the costs related to personnel (employees and consultants) were lower by approximately $280,000 (89%) and $360,000 (43%), respectively, compared to what we spent for these line items in the 2002 Period. These savings in expenditure were partly offset by an increase of approximately $228,000 (724%) in investment banking fees and expenses in connected with our efforts to secure additional funding. Out of the total expenditure for investment banking fees and expenses of approximately $260,000 in the 2003 Period, $195,250 was settled by issuing 793,749 shares of our unregistered common stock at an average price of $0.25 per share.

We had net interest expense of $324,149 in the 2003 Period, compared to $44,349 in the 2002 Period, an increase of $279,800, or 631%, due to the increase in our borrowings for our operations and accrual of a liability, in the 2003 Period, to record interest of $161,707 payable to employees on remuneration due but not yet paid.

We had royalty income of $40,962 in the 2003 Period, compared to $21,506 in the 2002 Period, an increase of $19,456, or 90%.

As a result of the foregoing, we incurred a net loss of $1,607,398 in the 2003 Period, compared to a net loss of $2,070,278 in the 2002 Period, a reduction of 22%.

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

No further write down of inventory was necessary in the 2003 Quarter, as full provision already existed for the complete inventory of older version of devices and sensors. During the 2002 Quarter, the loss on write down of inventory of $116,217 represented charges for the increase in the inventory reserve to $376,287.

We incurred no expenses for research and development expenses during the 2003 Quarter compared to $55,798 spent in the 2002 Quarter, as a result of a slow down in activities relating to redesign of our device as the project reached the completion stage.

Selling, general and administrative expenses decreased by $4,401, or 1%, to $548,417 in the 2003 Quarter, compared to $552,818 in the 2002 Quarter. Major decreases were largely attributable to the completion of the redesign project for our device and the cost reduction program we initiated in the first quarter of 2003. The expenses for the redesign of our device and the costs related to personnel (employees and consultants) were lower by approximately $83,000 (100%) and $224,000 (31%), respectively, compared to what we spent for these line items in the 2002 Quarter. These savings in expenditure were partly offset by an increase of approximately $209,000 (664%) in investment banking fees and expenses in connected with our efforts to secure additional funding. Out of the total expenditure for investment banking fees and expenses of approximately $241,000 in the 2003 Quarter, $195,250 was settled by issuing 793,749 shares of our unregistered common stock at an average price of $0.25 per share.

We had net interest expense of $150,355 in the 2003 Quarter, compared to $9,723 in the 2002 Quarter, an increase of $140,632, or 1,446%, due to the increase in our borrowings for our operations and accrual of a liability, in the 2003 Quarter, to record interest amounting to $91,608 payable to employees on remuneration due but not yet paid.

We had royalty income of $13,654 in the 2003 Quarter, compared to $1,800 in the 2002 Quarter, an increase of $11,854, or 659%.

As a result of the foregoing, we incurred a net loss of $685,118 in the 2003 Quarter, compared to a net loss of $725,497 in the 2002 Quarter, a reduction of 6%.

Acquisition or Disposition of Plant and Equipment

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We do not anticipate the acquisition of any significant property, plant or equipment during the next twelve months, other than leasehold improvements, computer equipment and peripherals used in our day-to-day operations.

Number of Employees

As of September 30, 2003, we had 5 employees. In order for us to attract and retain quality personnel, we will need to offer competitive salaries to current and future employees.

Limited public market, possible volatility of share price

Our common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol "BZET." As of September 30, 2003, there were 26,079,972 shares of common stock outstanding, although a significant portion thereof is not publicly traded. There can be no assurance that a trading market for our common stock will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by us or our competitors, failure to meet securities analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of our stock price.

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

Non-GAAP Financial Measures

The financial statements appearing in this Quarterly Report on Form 10-QSB do not contain any financial measures which are not in accordance with generally accepted accounting procedures.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such a guarantee. FIN 45 also requires additional disclosure about the guarantor's obligations under certain guarantees that it has issued. The disclosure requirements of FIN 45 are effective after December 15, 2002 and the initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 30, 2002. The Company did not have any material guarantees at September 30, 2003. The adoption of FIN 45 did not have a material impact on the Company's consolidated financial position or results of operations.

Special Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-QSB that are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Sometimes these statements contain words like "may," "believe," "expect," "continue," "intend," "anticipate" or other similar words. These statements could involve known and unknown risks, uncertainties and other factors that might significantly alter the actual results suggested by the statements. In other words, our performance might be quite different from what the forward-looking statements imply. The following factors, as well as those discussed above and in our Annual Report on Form 10-KSB for the year ended December 31, 2002, could cause our performance to differ from the expectations implied by our forward-looking statements:

          o Inability to obtain capital for continued operations and the development and commercialization of our products or failure to obtain such capital on a timely basis.

          o Inability to obtain FDA approval for our device in a timely manner, if at all.

          o    Failure to obtain expected results in our clinical trials.

          o    Technological obsolescence of our device.

          o    Changes in governmental regulations in our principal markets.

          o Inability to generate significant market acceptance of our device.

          o    Failure to obtain customers for our device.

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

Item 3.  CONTROLS AND PROCEDURES

As of September 30, 2003, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on their evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by us in the reports that we file with the SEC. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2 - Changes in Securities

         On January 30, 2003, we issued 50,000 unregistered shares of common stock to JG Capital, Inc. as consideration for advising us in attempting to obtain additional capital, which we valued at $15,000.

         On April 10, 2003, we issued 78,125 unregistered shares of common stock to iCapital, Inc. as consideration for their financial advisory services, which we valued at $25,000.

         On April 10, 2003, we issued 195,312 unregistered shares of common stock to Randall Letcavage as consideration for his business and financial advisory services, which we valued at $62,500.

         On April 10, 2003, we issued 195,313 unregistered shares of common stock to Rosemary Nguyen as consideration for her business and financial advisory services, which we valued at $62,500.

         On August 25, 2003, we issued 225,000 unregistered shares of common stock to MRB Investor Relations, LLC as consideration for public relations and corporate imaging services, which we valued at $24,750.

         On August 25, 2003, we issued 10,000 unregistered shares of common stock to MidSouth Capital, Inc. as consideration for its financial advisory services, which we valued at $1,100.

         On August 25, 2003, we issued 40,000 unregistered shares of common stock to Baxter Capital Advisors, Inc. as consideration for its financial advisory services, which we valued at $4,400.

         Each of the foregoing transactions was effected in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D promulgated thereunder.

         Each of the recipients of these securities was a knowledgeable investor involved in the securities business and agreed to accept such securities for investment.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable.

Item 5.  Other Information

         None

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

                                       BIOFIELD CORP.

Date: December 16, 2003                By: /s/ DAVID M. LONG
                                           -------------------------------------
                                           David M. Long, Jr., M.D., Ph.D.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date: December 16, 2003                By: /s/ JOHN D. STEPHENS
                                           -------------------------------------
                                           John D. Stephens
                                           Senior Vice President and Chief
                                           Operating Officer
                                           (Principal Accounting and Financial
                                           Officer)