Form 10KSB
period 2003-12-31
BIOFIELD CORP \DE\
filed 2004-03-30
CIK 1007018

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------
                                   FORM 10-KSB
(Mark One)

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
         For the fiscal year ended December 31, 2003
                                   -----------------

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from __________ to __________

                         Commission file number 0-27848
                                                -------

                                 BIOFIELD CORP.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

               Delaware                                 13-3703450
    ------------------------------                 -------------------
    (State or other jurisdiction of                 (I.R.S. employer
    incorporation or organization)                 identification No.)

    Suite M, 1025 North Nine Drive, Alpharetta, Georgia       30004
    ---------------------------------------------------     ----------
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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year:  None.
                                                                   ----

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

                  Approximately $7,760,000 based on the closing sale price ($0.55) on March 22, 2004, as reported by The Nasdaq Stock Market, Inc. InfoQuote service furnished by Financial Insight Systems, Inc.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                  As of March 22, 2004 - 30,517,460 shares of Common Stock.

        Documents Incorporated by Reference: None.

        Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                                     PART I

Item 1. Description of Business.

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

The Biofield Diagnostic System has not been approved by the U.S. Food and Drug Administration ("FDA") and, therefore, is not available for commercial distribution in the United States. We have obtained a CE mark Certification administered by the European regulatory authorities, which permits us to market the model of our device which has been certified in European Union member countries. At the present time, our marketing activities have been curtailed, as our limited cash resources are being utilized almost entirely in connection with the activities necessary to seek FDA approval and to maintain our essential operations. Although we have entered into marketing distribution agreements for Brazil, Italy, the Philippines, Southern Africa and South Korea, our sales have been negligible.

At December 31, 2003, we had a working capital deficiency of $3.8 million, which amount has increased since such date. We require an immediate infusion of additional financial resources in order for us to continue our operations after May 2004. Unless such resources timely become available, we will be compelled to cease operations.

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

Simultaneously with the December 1999 private placement, our Board of Directors was reconstituted, Dr. David Long was appointed as our Chairman and Chief Executive Officer and a director and all of our other then remaining directors and executive officers resigned. Thereafter, we concentrated our efforts primarily on activities which we believed to be appropriate to assist us in obtaining FDA approval, CE mark Certification to market our device in European Union countries and related marketing and regulatory activities. In 2000, we engaged outside consultants for our marketing and FDA regulatory activities. In May 2000, we were successful in obtaining CE mark Certification for the then current model of our Biofield Diagnostic System, and were re-certified by ISO-9001 Quality Systems. The CE mark Certification allows us to market the model of our device which has been certified in certain European and other countries that recognize the CE mark. Marketing of our device within the United States is dependent on our obtaining FDA approval, which we have not yet received.

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

During 2002, our operating activities were funded almost entirely with $1,750,000 of borrowings obtained from, or with the assistance of, Dr. David Long and certain of his affiliates. During the first eleven months of 2003, our operating activities were funded entirely with $680,000 of borrowings obtained from, or with the assistance of, Dr. David Long and certain of his affiliates.

In December 2003, we sold an aggregate of $637,500 of our 12% promissory notes due December 31, 2004 and 3,187,500 unregistered shares of our common stock for an aggregate of $637,500 in the first two tranches of a private placement. This placement was completed by the sale of an additional aggregate of $362,500 of such 12% promissory notes and 1,812,500 unregistered shares of our common stock for an aggregate of $362,500 in two additional tranches, one of which closed in each of January and February 2004. In connection with this placement, we issued five-year warrants to purchase an aggregate of 500,000 shares of our common stock at a purchase price of $0.20 per share to the placement agent. We also agreed to register, at our expense, the shares of common stock issued and issuable in the placement. At the time of the sales, the closing price of our common stock, as reported by NASDAQ's InfoQuote service, ranged from $0.25 to $0.50 per share. We received an aggregate of $564,570 of net proceeds from the placement, which we intend to use to finance (i) the completion of our application to the FDA, (ii) the preparation of a registration statement registering the shares issued in the placement with the SEC, (iii) the marketing of our Biofield Diagnostic System in the United States and (iv) our operations until May 2004. We continue to seek long-term financing, which is essential for us to continue our operations after May 2004.

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

Due in part to the limitations of the currently available modalities to identify malignant lesions, many patients with suspicious lesions proceeds to additional diagnostic procedures, including surgical biopsy, which is an invasive and expensive procedure. Approximately 750,000 surgical biopsies are performed each year in the United States, of which approximately 500,000 result in the surgical removal of benign breast tissue. The average cost of a surgical biopsy ranges from approximately $1,000 to $5,000 per procedure. In addition, surgical biopsy can result in pain, scarring and anxiety to the patient. Patients who are referred to biopsy usually are required to schedule the procedure in advance, and generally have to wait several days to receive their biopsy results.

The Biofield Diagnostic System

The Biofield Diagnostic System is intended to provide physicians and patients with immediate and objective information concerning the probability that the lesion is proliferative or non-proliferative. Based upon such information, a physician can recommend whether or not a lesion should be removed by biopsy or whether other action should be taken. Only a biopsy, followed by microscopic examination, can determine whether a lesion is benign or malignant. A breast examination utilizing our device is a non-invasive test, and can be performed in a physician's office by a physician or a medical technician in less than 20 minutes. Single-use sensors of our design are arranged on the skin surface in and around the quadrant of the breast where a suspicious lesion has been identified and in corresponding locations on the asymptomatic breast. A suspicious lesion is generally detected through physical examination or a mammogram. Sensor readings are measured and analyzed using a pre-programmed algorithm. Our device generally is intended only to be used as an adjunct to physical examination or relevant imaging modalities in women 55 years of age or younger who have palpable breast lesions.

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

Our test is conducted under the supervision of a licensed medical practitioner. Both the technician performing the test and the supervising physician must have undergone appropriate training on the use of the Biofield Diagnostic System. Our test does not replace the usual screening methods for detecting breast lesions by mammography or palpation, nor evaluation using biopsy when appropriate. Moreover, efficacy of our device has not been fully evaluated by our research in the following types of patients:

     o    Patients with a history of breast cancer or breast augmentation;

     o Patients who have had recent fine needle aspiration of a suspicious lesion; and

     o Patients who have undergone chemotherapy or radiation therapy within the past three years.

Furthermore, women with certain conditions are believed to confound the results of the test. These conditions include:

     o Women who have undergone active tamoxifen or raloxifene therapy within the past three months,

     o    Women with clinically diagnosed active mastitis;

     o Women with visible or known dermatological conditions or other physical abnormality that precludes the application of sensors;

     o Women with a known allergy to adhesives or ECMs used to apply electrocardiogram or electroencephalogram sensors;

     o    Women with only a single breast;

     o    Women with active electrically powered implanted devices;

     o    Women with breast tattoos and nipple jewelry; and

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

Commencing in September 2001, we had discussions with the FDA about our data analysis, the CE mark Certification for our device, its comprehensive algorithm and clinical efficacy, and also discussed our then proposed course of action in support of the re-submission of our PMA application, including timing of on-going data analysis and patient management categories. In 2002, we had further discussions with the FDA about the science related to our device's measurements, reviewed clinical study databases to be used for training and testing, regulatory course of action related to a PMA application, statistical methodology and clinical goals, and advised the FDA that a Pre-Market Surveillance (PMS) Study was in progress in Europe. In March 2002, the FDA orally informed us that it anticipated that our PMA application, upon submission, would be reviewed under its expedited review policy. We subsequently met with the FDA to outline the content of our proposed PMA application and to introduce our next generation device and discuss necessary testing of such device to demonstrate equivalency with our original device. In December 2002, we submitted our detailed statistical analysis plan to the FDA and the application thereof to a portion of the results of our testing, in an effort to receive approval of such plan prior to proceeding with our PMA submission, and advised the FDA that a portion of our test data had not yet been analyzed, and was being maintained by a third party for subsequent analysis and algorithm validation under an FDA-reviewed statistical analysis plan. During the first quarter of 2003, we had several telephone conferences with the FDA, in which the FDA raised additional questions concerning our statistical analysis plan (which we responded in a series of written communications) and the FDA indicated that our training set data results appeared to be statistically significant.

In the last quarter of 2003, we determined to pursue an application for 510(k) clearance of our device (instead of resubmitting a PMA application) after an internal determination that the performance data from our device demonstrates substantial equivalency to a predicate category of devices ("Thermographic Systems"), which process is less costly and would allow us to commence marketing our device sooner than under a PMA approval process. We have not discussed the change in our proposed FDA submission with the FDA and there can be no assurance that the FDA will determine that our device is substantially equivalent to an approved device already in commercial distribution or that the FDA will grant market clearance for our device.

On March 12, 2004, we submitted our application for 510(k) clearance to the notified body, KEMA Registered Quality, Inc., for review prior to formal submission to the FDA. Assuming that we are advised by KEMA to formally submit our application to the FDA for 510(k) clearance and clearance is then obtained, we anticipate commencing our marketing efforts in the United States shortly thereafter if we are successful in obtaining additional long-term financing. However, due to our very limited financial resources, if the FDA does not find that our device is substantially equivalent to an approved device already in commercial distribution or requires substantial additional information in support of our 510(k) application, we will need to obtain the necessary financial resources to complete our application to the FDA, as well as to sustain our operations during the time that our application is being considered by the FDA.

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

Other U.S. Regulation

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

Medical devices which are sold within the European Union are required to achieve compliance with the requirements of the Medical Devices Directive issued by the European Union and obtain a "CE" marking for the device. To obtain a CE marking, the medical device is required to meet the Essential Requirements as defined under the Directive, relating to safety and performance of the device, and the supplier must successfully undergo verification of its regulatory compliance (known as a "conformity assessment") by an appropriate approved standards agency or "notified body". It also is required to comply with additional national requirements that are beyond the scope of the Directive.

We have received approval by the notified body KEMA-Registered Quality, Inc. to market a version of the Biofield Diagnostic System and our sensors under the CE mark Certification, and this notified body has granted certified ISO-9001 Quality System status for design, production management, sales and distribution of such version of the Biofield Diagnostic System. In order to obtain such approvals, KEMA personnel conducted a detailed review of our technical files and records, and reviewed certain of our medical research files; however, KEMA did not conduct any confirming research and did not comment on our clinical research. At the conclusion of the review, KEMA issued to us a Certificate of Conformity for the product category "electropotentials systems for the diagnosis of epithelial cancers". KEMA did not offer any endorsement of the efficacy of the Biofield Diagnostic System. We will be required to apply for CE recertification for our newly redesigned device, which we intend to do at an appropriate time when adequate long-term funding is obtained.

The CE mark Certification and the ISO-9001 Quality System status, which status is subject to semi-annual audit by KEMA, permit us to sell an approved device in Europe and other countries that recognize CE mark Certification, without obtaining any further regulatory approval. Failure to maintain compliance with the appropriate Medical Devices Directive and other applicable requirements could have a significant adverse effect on our business and financial condition.

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

SeaMED Corporation was the contract manufacturer for the previous version of our device, pursuant to an agreement, which expired May 15, 2001. TriVirix International Limited has redesigned our device to reduce manufacturing costs and make product platform improvements, a major portion of which work has been completed. However, until we obtain additional financing, we are unable to complete the payments under our redesign contract and finish the redesign of the new version of our device. We have arranged with Ludlow Technical Products Inc. to contract manufacture our sensors, which in turn has contracted with Dow Pharmaceutical Sciences, Inc. to supply the gel, which is used with our sensors.

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

Based on obtaining CE mark Certification for our device, we have been able to market the previous version of our device in the European Union and certain other countries that recognize the CE marking. In December 2001, we signed an exclusive three-year distribution agreement with Trilogy Critical Care (Pty) Ltd. of Johannesburg, South Africa, a health care distributor in southern Africa, to market and sell our device in South Africa and certain other southern African countries, conditioned on achieving annual minimum sales. In 2002, we have signed similar distribution agreements for Italy, South Korea, Republic of the Philippines and Brazil, in 2003, we signed a similar distribution agreement for certain countries in the Middle East and in 2004 we signed a similar agreement for Malaysia. Each of our distribution agreements permit us to terminate the distribution arrangement if minimum annual purchases are not made.

Although none of the minimum annual purchases have been made under any of these distribution agreements, we have not exercised our election to terminate any of such agreements. Except for the initial purchases of demonstration units made under these agreements, no subsequent purchases have been made.

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

Due to our current lack of cash resources, our marketing staff consists of only one part-time independent marketing consultant, who has worked with us for several years and is familiar with our device. Our marketing efforts, to date, have achieved very limited success. The redesign of a new version of our device is mostly complete, but we will not be able to commence marketing our redesigned device until such time, if at all, as we secure additional financing to enable us to complete the payments under our redesign contract, at which time we would resume our marketing activities.

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

We have a 1992 royalty agreement with Abel Laboratories, Inc., an affiliate of our Chairman and Chief Executive Officer, Dr. David Long. Under this agreement, Abel assigned to us all of its rights and interests in all inventions, and technology conceived or developed by it in connection with laboratory services performed by it for us which relate to the use of bioelectronics in the diagnosis, screening or management of disease, infection, ovulation or other bioelectric events. This agreement also provides that Abel is entitled to royalties of 5% of net sales of products incorporating any of these inventions or technology which are embodied in any patent issued to us, during the life of the patent, up to a maximum of $2 million per patent, as well as a portion of the proceeds we may receive from the license of these patents to others. One patent has been issued to us that is covered by this agreement.

In October 2000, we entered into a non-exclusive license agreement with Cardio Dynamics International Corporation, a manufacturer of medical devices, for use of our interconnect design patent on cables to be manufactured by them. The agreement was due to expire on December 31, 2003 and was renewable by Cardio Dynamics for an additional two years based on a mutual agreement of minimum royalties. We received the contractual minimum royalties of $19,770 for 2001 and $46,890 for 2002. The agreement was amended in December 2002 to reset the then remaining royalty from $98,465 to $54,606. In consideration for prepayment of such royalty in 2003, the agreement was extended (for no additional royalty) until December 31, 2004.

Research and Development

All of our research and development activities have been related to our core technology and our attempt to commercialize this technology. Since we are still in the development stage, our research and development activities have been substantial, although they have decreased significantly since 1998. In 2003, our research and development expenditures were primarily devoted to the redesign of our device. During the last two years, we have spent an aggregate of $425,117 on our research and development activities.

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

Employees

As of March 22, 2004, we had five full-time employees. One employee is involved primarily in data management and also supervises our research and development activities and the other four employees are involved in management, manufacturing supervision, product development and financial and administrative functions. In addition, when needed, we use the services of an independent marketing consultant, and two other consultants who assist us with regulatory work. Due to a lack of financial resources during 2003, we deferred compensation due our employees for six months (and agreed to pay a 100% percent premium on such deferred compensation) and we reduced our employee compensation for four months (and issued options under our 1996 Stock Option Plan in an attempt to make up for such shortfall). We believe that our employee relations are good. None of our employees is covered by a collective bargaining agreement.

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

Risk Factors

We Need to Obtain Financing in Order to Continue Our Operations.
----------------------------------------------------------------

At March 22, 2004, we projected that our financial resources will be depleted by the end of May 2004. Our line of credit of $1.2 million, which is secured by personal guarantees from Dr. Long and his affiliates, expires on May 2, 2004. Furthermore, the $1 million of 12% promissory notes which we issued in a private placement in December 2003 and January and February 2004, matures on December 31, 2004, at which time the notes become due on demand, will bear interest (until paid) at 1.5% per month and will require the issuance of an aggregate of 5,000,000 additional shares of our common stock. We have been seeking long-term financing through investment banking channels for over two years, but have not yet been successful in obtaining such financing.

We Anticipate Significant Dilution of Our Current Stockholders in Obtaining
---------------------------------------------------------------------------
Necessary Funding
-----------------

Our recently completed $1 million private placement required us, in order to obtain $1 million of short-term financing, to issue (in addition to $1 million of short-term notes) an aggregate of 5,500,000 shares of our common stock, and we will be required to issue to the holders of these notes substantial additional shares of our common stock if certain short-term goals are not timely achieved. If we are successful in raising additional funds by selling our equity securities, the equity ownership of our existing stockholders will be significantly further diluted. If we are able to raise additional funds through debt financing, which currently is unlikely without a third party guaranty, we will incur significant borrowing costs.

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

We Expect to Continue to Incur Significant Operating Losses Which Endangers our
-------------------------------------------------------------------------------
Viability as a Going-Concern
----------------------------

We currently have no significant source of operating revenue and have incurred net operating losses since our inception. At December 31, 2003, we had an accumulated deficit of approximately $66 million. These losses have resulted principally from costs incurred in research and development and clinical trials and from general and administrative costs associated with our operations. We expect operating losses to continue for at least the next several years, mainly due to the anticipated expenses associated with the pre-market approval process and proposed commercialization of our device, research and development and marketing activities and administration costs. Our continuing losses have caused our independent accountants to qualify their audit report regarding our use of "going concern" basis of accounting in preparation of our 2003 consolidated financial statements.

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

Our Cash Flow Problems Have Caused Us to Be Delinquent in Payments to Vendors
-----------------------------------------------------------------------------
and Other Creditors
-------------------

Since 1998, our lack of financial resources has caused us to delay payment of our obligations as they became due in the ordinary course of our business. Such delays have damaged some of our vendor and professional relationships, and have caused us to incur additional expenses in the payment of late charges and penalties. As of December 31, 2003, we had a working capital deficiency of $3.8 million and accounts payable, primarily to service providers and vendors, aggregating approximately $900,000, substantially all of which are past due. These amounts have increased since December 31, 2003. At December 31, 2003, we also owed our employees approximately $350,000 for their past services and interest on the unpaid remuneration.

We Have Not Met Our Previous Schedules to File our Application for Approval of
------------------------------------------------------------------------------
our Device with the FDA
-----------------------

During 2002 and 2003, we operated with minimum funding, which substantially curtailed our business activities, including our ability to complete the necessary materials needed to meet our previously internally scheduled FDA filing deadlines. Our recently completed $1 million private placement provides that if we do not submit our completed application for 510(k) clearance for the Biofield Diagnostic System to the FDA by June 4, 2004, we will be required to issue 500,000 shares of our common stock to the participants therein for each 30 day period of delay. Although we have completed our application for 510(k) clearance, we have not yet submitted it to the FDA and are awaiting the completion of its review by the notified body, KEMA Registered Quality, Inc. If KEMA, during its review, or the FDA, during its approval process, requires us to materially amend our application, engage in additional clinical trials, or supply significant further materials, we currently do not have the necessary financial resources to do so. Furthermore, there is no certainty that the FDA will agree that our application for 501(k) clearance is appropriate or, if the FDA processes our application, that the FDA will grant clearance for our device.

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

We May Never Be Able to Bring our Device to Market or Sustain Its Sales After
-----------------------------------------------------------------------------
Regulatory Approval
-------------------

Our device faces a high degree of uncertainty, including the following:

     o we may not be able to obtain United States regulatory approval. Obtaining regulatory approval may take significantly more time and cost significantly more money than anticipated. Lack of United States regulatory approval has significantly affected our ability to sell our device outside of the United States.

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

Our Contract Manufacturers May Be Unable to Produce Commercial Quantities of Our
--------------------------------------------------------------------------------
Products
--------

Our current contract manufacturer for our device has not yet completed the redesign of a new version of our device due to our delay in payment for its redesign services and has not yet manufactured our device. We cannot assure you that it will complete its redesign services or be able to manufacture in volume, when or if the need may arise. If this situation occurs, our business could be significantly and adversely affected.

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

We May Not Be Able to Obtain Government Regulatory Approval to Market and Sell
------------------------------------------------------------------------------
Our Products
------------

Regulation by governmental authorities in the United States will be a significant factor in the manufacture and marketing of our products, as well as our research and development activities. All of our proposed products will require regulatory approval by governmental agencies before commercialization and our products must undergo rigorous preclinical and clinical testing and other pre-market approval procedures prescribed by the FDA. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of medical devices. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, will require us to expend substantial resources. If we fail to obtain or are otherwise substantially delayed in obtaining regulatory approvals, our business and operations could be significantly and adversely affected. The regulation of medical devices, particularly in Europe, continues to develop and we cannot assure that, as new laws and regulations are adopted, these actions will not have an adverse effect on us.

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

If Foreign Regulatory Approvals Are Withdrawn, Our Business Will Suffer
-----------------------------------------------------------------------

We cannot assure you that the foreign regulatory approvals that we have received, which allow us to sell the prior version of our device in certain foreign countries, will not be withdrawn or that our redesigned device, when completed, will receive regulatory approval. Our failure to continue to maintain these approvals or to obtain any additional foreign approvals could have a significant adverse effect on our business.

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

We Expect to Encounter Difficulty in Hiring Required Personnel and the Loss of
------------------------------------------------------------------------------
any Key Personnel Could Adversely Affect our Operations
-------------------------------------------------------

As a small medical technology company, we are heavily dependent upon the talents of key personnel. We have not yet hired all of the required personnel we will need to commercialize our device and meet the other objectives of our business plan. Competition for qualified personnel in the medical device and biotechnology industries is intense and we do not know if we will be successful in our recruitment efforts. If we are unable to attract, and then retain, qualified personnel, our operations will be significantly adversely affected.

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

Our Principal Stockholder Can Control Most Matters Requiring Approval by
------------------------------------------------------------------------
Our Stockholders
----------------

Dr. David Long, our Chairman and Chief Executive Officer, and his son, Dr. Raymond Long, and their respective affiliated entities, beneficially own approximately 48% of our outstanding shares of common stock. As a result, Dr. David Long controls the nomination and election of our directors, our policies and the outcome of all important matters that are subject to the vote of our stockholders. This concentration of ownership, among other things, also may increase our difficulty in raising necessary financing.

We Lack Independent Directors
-----------------------------

We cannot assure you that our Board of Directors will have independent directors. Our previous independent directors resigned in December 2002 due, among other things, to our potential inability to maintain directors' and officers' liability insurance and to our financial inability to continue to assure that we will operate as a going concern. In the absence of a majority of independent directors, our current three-member Board of Directors, which consists of our two executive officers (one of whom is our principal stockholder) and a non-employee director who is related to our principal stockholder, could establish policies and enter into transactions without independent review. This could present the potential for a conflict of interest between us and our stockholders, and increases our difficulty in raising necessary financing. In addition, we cannot establish an audit committee or compensation committee without independent directors, which will prohibit us from listing our shares of common stock for trading on a recognized national securities exchange or on any electronic exchange regulated by NASDAQ.

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

Our Stockholders Could Be Adversely Affected by the Anti-Takeover Effects of
----------------------------------------------------------------------------
Delaware Law
------------

We are subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person becomes an interested stockholder, unless the business combination is approved in a prescribed manner or unless the interested stockholder acquires at least 85% of the corporation's voting stock (excluding shares held by certain designated stockholders) in the transaction in which it becomes an interested stockholder. A "business combination" includes mergers, asset sales and other transactions resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an "interested stockholder" is a person who, together with affiliates and associates, owns, or within the previous three years did own, 15% or more of the corporation's voting stock. This provision of the Delaware law could delay and make more difficult a business combination, even if the business combination would be beneficial to the interests of our stockholders, and also could limit the price certain investors might be willing to pay for shares of our common stock..

We Do Not Expect That We Will Pay Dividends
-------------------------------------------

We have never declared or paid any cash dividends on our capital stock and do not intend to pay any cash dividends in the foreseeable future.

Our Obligation to Register Shares of our Common Stock and Maintain Such
-----------------------------------------------------------------------
Registration for Two Years Will be Costly and May Lower the Market Price of Our
-------------------------------------------------------------------------------
Common Stock
------------

A condition of our recently completed $1 million private placement is that we prepare and file with the SEC, no later than April 20, 2004, a registration statement covering all 5,000,000 shares of our common stock issued in the placement, the 500,000 shares of common stock issuable upon exercise of warrants we issued in connection with the placement and all additional shares of common stock which may be issued as a result of our inability to timely meet certain contractual deadlines agreed by us with the participants in the placement. As a result, we intend to register an aggregate of approximately 8,800,000 shares of common stock in the registration statement. If the registration statement is not declared effective by the SEC prior to July 20, 2004, we will be required to issue 500,000 shares of our common stock to the participants in the placement for each 30 days of delay. After the registration is declared effective, we are required to maintain the effectiveness of the registration statement for two years. The cost of such registration statement and maintaining the effectiveness thereof will affect the availability of funds for our business operations. Furthermore, sales of these registered shares of common stock in the public market, or the perception that these sales could occur, could adversely affect the trading price of our common stock and could impair our ability to raise funding through an offering of our equity securities.

Resale of Restricted Shares Held By Our Current Directors and Executive Officers
--------------------------------------------------------------------------------
May Lower the Market Price of Our Common Stock
----------------------------------------------

At March 22, 2004, 31,079,972 shares of our common stock were outstanding, of which approximately 6.2 million shares were freely tradable by the holders of these shares without limitations under the Securities Act of 1933, and an additional 5,000,000 shares (after registration, which is contractually required to occur before July 20, 2004) will be freely tradable shortly. Approximately 79% of the remaining shares of our outstanding common stock were held by our current executive officers and directors and their affiliated entities. These persons, and other holders of restricted shares, are eligible to sell substantially all of their shares subject to the volume and other limitations of Rule 144 promulgated under the Securities Act of 1933. Three months after these persons are no longer deemed to be our affiliates, and provided that they have held their shares for more than one year, they will be able to sell their shares without restriction under Rule 144. Sales of substantial amounts of our restricted shares of common stock in the public market, or the perception that these sales could occur, could adversely affect the trading price of our common stock and could impair our ability to raise funding through an offering of our equity securities.

Future Issuances of Our Securities May Be Dilutive to Our Stockholders
----------------------------------------------------------------------

We will need additional capital to fund our future operations through public or private financings, collaborative licensing or other arrangements with corporate partners. If additional funds are raised by issuing equity securities, dilution to our existing stockholders will occur. As of March 22, 2004, options, warrants and rights to purchase a total of 2,974,811 shares of our common stock were outstanding with a weighted average exercise price of $0.42 per share, 982,609 of which were then exercisable. In addition, 1,048,532 shares of our common stock were available for future option grants under our stock option plans. Furthermore, under the terms of our recently completed $1 million private placement, we are required to issue additional shares of common stock and warrants to purchase shares of common stock if certain agreed deadlines are not met, and to satisfy this contingent obligation, we are registering an additional 3,300,000 shares of our common stock in a registration statement currently being prepared which are potentially issuable to the participants in such placement. To the extent that any of the foregoing options are exercised or shares are issued, the interests of our stockholders would be diluted.

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

Item 2.  Description of Property.

All of our operations currently are conducted from our offices located at Units M and K, 1025 Nine North Drive, Alpharetta, Georgia. We lease our office space, which comprises approximately 4,000 square feet, on a month-to-month basis for an aggregate monthly payment of $1,818.

We intend to move our operations to Spring Valley, California if and when cash resources become available. We are currently subleasing from Abel Laboratories, Inc., an affiliate of Dr. David Long, our Chairman and Chief Executive Officer and principal stockholder, approximately 5,000 square feet of furnished and laboratory equipped space at 2737 Via Orange Way, Spring Valley, California. Under the sublease arrangement, we are to pay Abel the same amount of rent charged to Abel by the landlord of the premises, without any adjustment. Abel's current monthly rent is $4,998. In 2003, we accrued rent of $62,600 under the Abel sublease, including late charges imposed by the landlord. Abel's lease currently expires April 1, 2005, and has a one year renewal option. We believe that the terms and conditions of this sublease are no less favorable to us than those that would be available from an unaffiliated third party. We estimate the cost of our move to California, including moving expenses and relocation costs of employees, to be approximately $300,000. Although we have moved a portion of our records relating to research and development activities to California, our administrative and Regulatory and Quality Assurance functions are still carried out in, and our full-time employees are still located at, our Alpharetta, Georgia office.

Item 3.  Legal Proceedings.

We are not a party to any pending legal proceeding which is not routine litigation incidental to our business or which involves a claim for damages exceeding 10% of our current assets, nor are we aware of any proceeding concerning us that a governmental authority may be contemplating.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our securities holders during the fiscal quarter ended December 31, 2003.


                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

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

The following table sets forth the high and low per share daily closing sales prices for our common stock as reported by NASDAQ's InfoQuote service for the periods indicated.

Year ended December 31, 2002
----------------------------

First Quarter                                                 $0.60        $0.35
Second Quarter                                                 0.50         0.31
Third Quarter                                                  0.60         0.40
Fourth Quarter                                                 0.47         0.20

Year ended December 31, 2003
----------------------------
First Quarter                                                  0.38         0.25
Second Quarter                                                 0.25         0.09
Third Quarter                                                  0.20         0.07
Fourth Quarter                                                 0.44         0.14

Year ending December 31, 2004
-----------------------------
First Quarter (through March 22, 2004)                         0.67         0.24


On March 22, 2004, the closing sale price for our common stock was $0.55 per share, as reported by NASDAQ's InfoQuote service.

Holders

As of March 12, 2004, there were 191 holders of record of our common stock, including Cede & Co., who held 5,728,592 shares for an undisclosed number of beneficial holders.

Dividends

We have not declared or paid any dividends since our inception, and do not intend to pay any cash dividends in the foreseeable future, although we have not entered into any agreement which restricts our ability to pay dividends. We currently anticipate that we will retain all earnings, if any, for use in the operation and expansion of our business.

Recent Sale of Unregistered Securities

Set forth below is certain information concerning all sales made by us of our securities since January 1, 2003 which were not registered under the Securities Act of 1933 and were not previously disclosed by us in our Quarterly Reports on Form 10-QSB.

On December 4, 2003, we sold $300,000 of our securities in the first tranche of a $1 million private placement. The remaining tranches of $337,500, $250,000 and $112,500 closed on December 29, 2003, January 21, 2004 and February 20, 2004, respectively. $100,000 principal amount of our 12% promissory notes due December 31, 2004 and 500,000 shares of our common stock were issued for each $100,000 received. CGF Securities, Inc. acted as placement agent and received, as its fee
(i) five-year warrants to purchase an aggregate of 500,000 shares of our common stock at a purchase price of $0.20 per share, (ii) $100,000 (10% of the gross proceeds), and (iii) $6,180 as reimbursement of its expenses. In addition, we paid MRB Investor Relations, LLC a finder's fee of $26,815 (3% of the net proceeds) for its introduction to the placement agent. The Notes are due and payable on the earlier of the date that we receive gross proceeds aggregating at least $2.5 million from the sale of our debt and equity securities (for which purpose, all such sales within a six month period would be aggregated) or December 31, 2004. If the notes are not paid by December 31, 2004 (i) we are obligated to issue an additional 250,000 shares of common stock for each $100,000 principal amount of notes, and (ii) the notes thereafter bear interest at 1.5% per month. Until the Notes are repaid, the holders have the right to participate in any offering by us of our equity securities (including of convertible debt) by using the Notes (and accrued interest thereon) to acquire the equity securities at a 25% discount from the offering price (and if the offering is of convertible debt to acquire such debt at face with the conversion feature at a 25% discount). A portion of the proceeds of the placement are being used to complete our proposed submission to the FDA for our Biofield Diagnostic Device. If the FDA filing is not made before June 20, 2004, we are required to issue an additional 500,000 shares of common stock to the participants in the placement, as well as an additional 500,000 shares of common stock for each period of 30 days of delay thereafter. We are required to file a registration statement with the SEC for all shares of common stock issued and issuable in the placement, at our expense, by April 20, 2004 and, if such registration is not effected by June 20, 2004, we are required to issue an additional 500,000 shares of common stock to the participants in the placement, as well as an additional 500,000 shares of common stock for each period of 30 days of delay thereafter.

The foregoing transactions were effected in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D promulgated thereunder. Each of the recipients of these securities was an accredited investor, as defined in the rules promulgated under the Act, and agreed to accept the securities purchased for investment.

Repurchases of Securities

We did not engage in any repurchases of our securities during the fiscal quarter ended December 31, 2003.

Item 6.  Management's Discussion and Analysis or Plan of Operations.

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this document.

Overview

As a development stage company, we have incurred net losses since inception through December 31, 2003 of approximately $66 million. Our current liabilities exceeded our current assets by approximately $3.8 million, and our total liabilities exceeded our total assets by approximately $4 million. These factors raise substantial doubt about our ability to continue our operations without obtaining immediate funding.

In 2001 and 2002, our major efforts were focused primarily in connection with the actions necessary to seek FDA approval to market our device in the United States, marketing our device in certain overseas markets, redesigning our device, seeking to obtain funds for our future operating and capital needs and administrative support to sustain our then current activities. Despite our efforts during such period, we were unable to obtain adequate third party funding to pursue our business goals or to cover our operating costs, and Dr. David Long and certain of his affiliates funded our minimum operating expenses.

In January 2003, Dr. David Long and certain of his affiliates advanced $450,000 to cover certain minimum operating expenses and, during the first quarter of 2003, we instituted a cost reduction program that included reducing salaries of our six then current employees, reducing use of outside consultants, reducing our marketing activities and arranging with our employees and one of our consultants to accept options to acquire 514,227 of our common stock at $0.33 per share as compensation for a portion of their services. In June 2003, Dr. Long and certain of his affiliates deposited additional collateral with our bank as a condition to our bank increasing its line of credit to us by $200,000, which amount was then drawn down. During the second half of 2003, Dr. Long advanced an additional $30,000 to us and we commenced a private placement to raise $1 million.

On December 4, 2003, we sold $300,000 of our securities in the first tranche of the placement. The remaining tranches of $337,500, $250,000 and $112,500 closed on December 29, 2003, January 21, 2004 and February 20, 2004, respectively. $100,000 principal amount of our 12% promissory Notes and 500,000 shares of our common stock were issued for each $100,000 received and we issued to the placement agent five-year warrants to purchase an aggregate of 500,000 shares of our common stock at a purchase price of $0.20 per share. The Notes are due and payable on the earlier of the date that we receive gross proceeds aggregating at least $2.5 million from the sale of our debt and equity securities (for which purpose, all such sales within a six month period would be aggregated) or December 31, 2004. If the notes are not paid by December 31, 2004 (i) we are obligated to issue an additional 250,000 shares of common stock for each $100,000 principal amount of notes, and (ii) the notes thereafter bear interest at 1.5% per month. Until the Notes are repaid, the holders have the right to participate in any offering by us of our equity securities (including of convertible debt) by using the Notes (and accrued interest thereon) to acquire the equity securities at a 25% discount from the offering price (and if the offering is of convertible debt to acquire such debt at face with the conversion feature at a 25% discount). A portion of the proceeds of the placement are being used to complete our proposed submission to the U.S. Food and Drug Administration ("FDA") for our Biofield Diagnostic Device. If the FDA filing is not made before June 20, 2004, we are required to issue an additional 500,000 shares of common stock to the participants in the placement, as well as an additional 500,000 shares of common stock for each period of 30 days of delay thereafter. We are required to file a registration statement with the SEC for all shares of common stock issued and issuable in the placement, at our expense, by April 20, 2004 and, if such registration is not effected before July 20, 2004, we are required to issue an additional 500,000 shares of common stock to the participants in the placement, as well as an additional 500,000 shares of common stock for each period of 30 days of delay thereafter.

Our cash resources are being utilized primarily in connection with the actions necessary to seek FDA approval to market our device in the United States and for the minimum administrative support, including employee salaries, required to sustain our current activities. We currently anticipate that our cash resources will be depleted by the end of May 2004 and are continuing to seek additional financing to support our activities after such time. There is no assurance that we can obtain such financing on a timely basis, if at all.

Liquidity and Capital Resources

We have financed our operations since inception almost entirely by the issuance of our securities, interest income on the then unutilized proceeds from these issuances and with loans made directly, or guaranteed and collateralized, by Dr. David Long and certain of his affiliates.

At December 31, 2003, we had a working capital deficiency of $3,824,468, an increase of $877,039 from December 31, 2002. Our cash and cash equivalents were $369,332 at December 31, 2003, as compared to $1,413 at December 31, 2002, which increase was due to the receipt of cash proceeds from that portion of our private placement which closed in December 2003.

At December 31, 2003, we had inventory of $81,480, as compared to inventory of $83,438 at December 31, 2002 (in each case, net of a valuation reserve of approximately $532,000). We believe that all items of inventory are currently saleable at prices in excess of carrying cost.

During 2003, our operating activities utilized $845,180 of net cash and our financing activities provided $1,213,099 of net cash, $200,000 of which represented a draw-down of our bank line of credit (which has been guaranteed and collateralized by Dr. David Long and certain of his affiliates), advances aggregating $505,406 from Dr. David Long and certain of his affiliates, and $507,693 (net of $129,807 of expenses) representing the net cash proceeds received in December 2003 from the first two tranches of our $1 million private placement. During 2002, our operating activities utilized $1,867,145 of net cash, our investing activities provided $77,751 of net cash from the release of cash in an escrow account and our financing activities provided $1,765,686 of net cash, all of which (except for $15,686 received upon the exercise of a stock option) represented loans made directly, or guaranteed and collateralized, by Dr. Long and certain of his affiliates.

In June 2000, we obtained a $500,000 line of credit from a bank, repayment of which has been guaranteed and collateralized by an affiliate of Dr. David Long. The line of credit was increased in November 2001 to $750,000, in January 2002 to $1 million, and in December 2003 to $1.2 million The line of credit has been fully drawn-down and is due to expire, unless extended, on May 2, 2004.

Since 2001, we have been seeking additional third-party funding. During such time, we have retained a number of different investment banking firms to assist us in locating available funding; however, we have not yet been successful in obtaining any of the long-term funding needed to make us into a commercially viable entity. During such period, Dr. David Long and certain of his affiliates have made funding available to us to permit us to maintain certain minimum operations; however, Dr. Long has advised us that we should not expect that he or his affiliates will make any further funds available to us. During the period from December 2003 to February 2004, we were able to obtain short-term financing of $1 million from a private placement (which resulted in net proceeds to us of $811,778, prior to any allocation for the cost of our required registration of the shares of common stock issued in the placement). All of our current funding is expected to be depleted by the end of May 2004. Although we are continuing with our efforts to obtain funding to maintain our operations and complete our FDA application, we cannot assure you that we will be successful or that any funding we receive will be received timely or on commercially reasonable terms. Due to our working capital deficiency, and if we do not receive adequate financing, we will be unable to pay our vendors, lenders and other creditors if we cease our operations, since the net realizable value of our non-current assets will not generate adequate cash.

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

Results of Operations

Comparison of the Year Ended December 31, 2003 with the Year Ended
------------------------------------------------------------------
December 31, 2002
-----------------

We did not sell any of our products in 2003. During 2002, we generated revenues of $102,000 from the sale of six Biofield Diagnostic Systems to two of our distributors as demonstration units and from the sale of sensors. Included in these sales was a sale of five devices to a distributor for $65,000, and a sale of sensors to a distributor for $6,000, payment for neither of which has been received, as a result of which we fully provided for these receivables in 2003.

In 2003, as we did not sell any products, we did not incur any cost of sales. In 2002, cost of sales aggregated $65,285. In 2002, we wrote down in full our then remaining inventory of devices and old sensors by making an additional provision of $393,518; no similar write-down occurred in 2003.

Research and development expenses include the costs of engineering, manufacturing and related activities conducted in connection with obtaining required governmental and regulatory approvals for our device, expenses related to the adoption of new technology and costs incurred in connection with the redesign of our device. Research and development expenses decreased by $342,267, or 89%, to $41,425 in 2003, from $383,692 in 2002, due to a slow down in activities relating to redesign of our device as the project neared completion and our limited cash resources.

Selling, general and administrative expenses decreased by $407,344, or 19%, to $1,722,068 in 2003 from $2,129,412 in 2002. The decrease was largely attributable to the cost reduction program we initiated in the first quarter of 2003. The costs related to personnel (employees and consultants) were lower by approximately $567,000 (46%) in 2003, compared to 2002. These savings in expenditure were partly offset by an increase of approximately $242,000 (394%) in investment advisors' fees and expenses incurred in connected with our efforts to obtain financing. Out of the total expenditure for investment advisors' fees and expenses of approximately $304,000 in 2003, $195,250 (64%) was paid through the issuance of 793,749 shares of our common stock at an average value of $0.25 per share.

As a result of our cost reduction program implemented in the first quarter of 2003, the reduction of our activities due to lack of cash resources, and the completion of research and development activities started in previous years, total operating expenses decreased $749,611, or 30%, from $2,513,104 in 2002 to $1,763,493 in 2003.

We had net interest expense of $455,822 in 2003, compared to $65,772 in 2002, an increase of $390,050, or 593%, due to our increased borrowings for operations and accrual of interest ($192,243) payable to employees on deferred remuneration due.

Royalty income increased by $7,727, or 16%, to $54,617 in 2003 compared to $46,890 in 2002. Such royalty income was earned under a licensing agreement which expires in 2004, and included prepayment in 2003 of all 2004 royalties.

As a result of the foregoing, we incurred a net loss of $2,164,698 in 2003, compared to a net loss of $2,888,789 in 2002, a reduction of $724,091, or 25%.

Comparison of the Year Ended December 31, 2002 with the Year Ended
------------------------------------------------------------------
December 31, 2001
-----------------

During 2002, we generated revenues of $102,000 from the sale of six Biofield Diagnostic Systems to two of our distributors as demonstration units and from the sale of sensors. Cost of sales during 2002 aggregated $65,285. We did not sell any products during 2001. In 2001, we determined to redesign our then existing device and sustained a $218,502 charge from the write down of existing inventory. Since such redesigned device was then scheduled to be available by the end of 2002 or early 2003, in 2002, we wrote down in full our then remaining inventory of old devices and sensors by an additional $393,518. As a result, our gross loss increased 63%, or $138,301, from $218,502 in 2001 to $356,803 in
2002.

Research and development expenses increased by $160,520, or 72%, to $383,692 in 2002 from $223,172 in 2001, as a result of the costs incurred during 2002 in the redesign of our Biofield Diagnostic System.

Selling, general and administrative expenses increased by $311,558, or 17%, to $2,129,412 in 2002 from $1,817,854 in 2001, primarily as a result of consulting fees incurred in connection with certain activities taken in connection with preparing for our application to the FDA in order to seek approval of our device as well as for costs associated with marketing of our device in certain overseas markets.

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

Royalty income increased by $27,120, or 137%, to $46,980 in 2002 compared to $19,770 in 2001. Such royalties were earned under a licensing agreement and were the minimum royalties payable thereunder.

As a result of the foregoing, we incurred a net loss of $2,888,789 in 2002, compared to a net loss of $2,238,687 in 2001, an increase of $650,102, or 29%.

Application of Critical Accounting Policies

Impairment of long-lived assets
-------------------------------

At December 31, 2003, we had $248,701 of capitalized patent costs. In assessing the recoverability of our patents, we have made assumptions regarding estimated future cash flows and other factors relating to the use of our patents to determine the fair value of the respective assets. If our estimates or their related assumptions change in the future, we may be required to record additional charges for these assets not previously recorded. For the year ended December 31, 2003, we had patent amortization expense of $37,600. In 2002, amortization expense and write-off of previously capitalized patent costs were $37,600 and $25,000, respectively. Subsequent impairment losses, if any, will be reflected in operating income in our statement of operations.

Valuation of deferred tax assets
--------------------------------

In assessing the realizability of deferred tax assets, we have considered whether it is more likely than not that some portion, or all, of deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At December 31, 2003 and 2002, we have made full provision for our deferred tax assets due to our continued operating losses and inability to assess the likelihood of generating sufficient future taxable income to realize such benefits. Substantially all of our net operating loss carryforwards are subject to limitation and may expire unutilized.

Inventory valuation reserves
----------------------------

We provide for inventory obsolescence based upon assumptions concerning future demand, market conditions and anticipated timing of the release of next generation products. If actual market conditions or future demand are less favorable than those projected by management, or if next generation products are released earlier than anticipated, additional inventory write-downs may be required. Due to our decision to introduce a new device with updated technology and major design modifications in 2003 (which is now projected to occur in 2004, subject to receipt of adequate financing to enable us to complete the project), we created a reserve for our inventory of old devices amounting to $179,916 in 2001 and increased this reserve by $352,154 in 2002 to fully provide for the old units and all the sensors for these units. Additionally, we wrote off obsolete and scrapped inventory totaling $41,364 in 2002. In 2003, no further accruals were necessary, as full provision existed for the inventory of our old devices.

Stock-Based Compensation
------------------------

We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for our stock option plans. As such, compensation expense is recorded on the date of grant of an employee stock option only if the then current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No.123, we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123. We also have adopted the annual disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS 123" in our financial reports for the year ended December 31, 2003 and for the subsequent periods.

Audit Committee and Financial Expert

Our Board of Directors has not had an Audit Committee since the resignation of our two independent directors in December 2002, and we have not had the available financial resources to obtain any replacement. None of our current directors would be considered to have the experience to be considered to be an audit committee financial expert.

Non-GAAP Financial Measures

The financial statements appearing in this annual report on Form 10-KSB do not contain any financial measures which are not in accordance with generally accepted accounting procedures.

New Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company's results of operations or financial position.

Item 7.  Financial Statements.

Table of Contents                                                         Page
-----------------                                                         ----

Independent Auditors' Reports                                        F-1 - F-2

Consolidated Balance Sheets                                                F-3

Consolidated Statements of Operations                                      F-4

Consolidated Statements of Stockholders' Equity (Deficit)            F-5 - F-8

Consolidated Statements of Cash Flows                                F-9 - F-10

Notes to Consolidated Financial Statements                          F-11 - F-29

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Biofield Corp.

Alpharetta, Georgia

         We have audited the accompanying consolidated balance sheet of Biofield Corp. (a development stage company) (the "Company") as of December 31, 2003 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2003 and the consolidated results of its operations and its cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. We express no opinion on the cumulative period from inception through December 31, 2002.

         The accompanying consolidated financial statements for the year ended December 31, 2003 have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                 /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                 -----------------------------------------------
                                     Russell Bedford Stefanou Mirchandani LLP
                                     Certified Public Accountants

New York, New York
February 13, 2004

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Biofield Corp.

We have audited the accompanying consolidated balance sheet of Biofield Corp. (a development stage company) (the "Company") as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2002 and 2001 and for the period October 16, 1987 (date of inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and for the period October 16, 1987 (date of inception) through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 19 to the Consolidated Financial Statements, the Company is in the development stage as of December 31, 2002.

The accompanying consolidated financial statements for the year ended December 31, 2002 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, during the years ended December 31, 2002 and 2001 the Company incurred net losses available to common shareholders of $2,888,789 and $2,238,687, respectively, operating cash flow deficiencies of $1,867,145 and $1,761,521, respectively, and, as of December 31, 2002, the Company had a working capital deficiency of $2,953,740. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 28, 2003

BIOFIELD CORP
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------
                                                                           December 31,
                                                                   ----------------------------
ASSETS                                                                 2003            2002
CURRENT ASSETS:
  Cash and cash equivalents                                             369,332           1,413
  Accounts receivable                                                      --            71,000
  Inventories                                                            81,480          83,438
  Deferred financing costs                                              896,540            --
  Other current assets                                                     --            34,017
                                                                   ------------    ------------
      Total current assets                                            1,347,352         189,868

PROPERTY AND EQUIPMENT - Net                                              8,131          18,054
OTHER ASSETS                                                             22,753          22,753
PATENT AND PATENT APPLICATION - Net                                     248,701         286,295
                                                                   ------------    ------------
      TOTAL                                                        $  1,626,937    $    516,970
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                                      925,875         896,018
  Accrued expenses                                                      605,999         122,965
  Due to affiliate                                                      198,281          68,314
  Bank line of credit                                                 1,200,000       1,000,000
  Short-term notes payable                                              637,500            --
  Advances from stockholder                                           1,604,165       1,050,000
                                                                   ------------    ------------
      Total current liabilities                                       5,171,820       3,137,297

LONG-TERM LIABILITIES:
  Long-term debt - related party                                        501,942         456,311
                                                                   ------------    ------------
      Total long-term liabilities                                       501,942         456,311

COMMITMENT AND CONTINGENCIES (Note 14)

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred Stock, $.001 par value;  authorized
    12,300,000 undesignated shares;
    no shares issued or outstanding
  Common Stock, $.001 par value; authorized 40,000,000
    shares; issued 31,573,603 and 27,592,354 shares at
    December 31, 2003 and December 31, 2002, respectively                31,574          27,593
  Treasury stock - 2,306,131 shares                                      (3,100)         (3,100)
  Additional paid-in capital                                         62,167,320      60,976,790
  Accumulated deficit during development stage                      (66,242,619)    (64,077,921)
                                                                   ------------    ------------
    Total stockholders' equity (deficit)                             (4,046,825)     (3,076,638)
                                                                   ------------    ------------
  TOTAL                                                            $  1,626,937    $    516,970
                                                                   ============    ============

See notes to consolidated financial statements

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------------
                                                                   Year Ended                          Period October 16,
                                                                   December 31,                          1987 (Date of
                                               ---------------------------------------------------     Inception) Through
                                                    2003              2002              2001            December 31, 2003
                                                                                                      -------------------
REVENUE                                                --              102,000               --              124,582
COST OF SALES
  Cost of goods sold                                   --               65,285               --               75,447
  Loss on write down of inventory                      --              393,518            218,502            612,020
                                               ------------       ------------       ------------       ------------
GROSS PROFIT                                           --             (356,803)          (218,502)          (562,885)

OPERATING EXPENSES:
  Research and development                           41,425            383,692            223,172         40,481,889
  Selling, general, and administrative            1,722,068          2,129,412          1,817,854         26,805,245
  (Gain) loss on disposition of fixed assets           --                 --                 --               (8,084)
                                               ------------       ------------       ------------       ------------
      Total operating expenses                    1,763,493          2,513,104          2,041,026         67,279,050


OTHER INCOME (EXPENSE):
  Interest income                                      --                 --               14,793          2,476,723
  Interest expense                                 (455,822)           (65,772)           (13,722)          (987,503)
  Royalty income                                     54,617             46,890             19,770            129,845
                                               ------------       ------------       ------------       ------------
      Net (expense) other income                   (401,205)           (18,882)            20,841          1,619,065
                                               ------------       ------------       ------------       ------------
LOSS BEFORE INCOME TAXES                         (2,164,698)        (2,888,789)        (2,238,687)       (66,222,870)
PROVISION FOR INCOME TAXES                             --                 --                 --              (19,749)
                                               ------------       ------------       ------------       ------------
NET LOSS                                       $ (2,164,698)      $ (2,888,789)      $ (2,238,687)      $(66,242,619)
                                               ============       ============       ============       ============

NET LOSS PER SHARE:
     Basic and Diluted                         $      (0.08)      $      (0.11)      $      (0.09)
                                               ============       ============       ============

WEIGHTED-AVERAGE SHARES
     Basic and Diluted                           25,890,366         25,267,922         25,223,478
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

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                            Series A           Series B          Series C
                                                        Preferred Stock    Preferred Stock    Preferred Stock      Common Stock
                                                       ------------------- ----------------- ----------------- --------------------
                                                        Shares    Amount    Shares  Amount    Shares   Amount    Shares  Amount
BALANCE AT DECEMBER 31, 2000                                   --      --        --     --          --      --  27,529,609 $ 27,530
  (brought forward)
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- --------
BALANCE AT DECEMBER 31, 2001                                    -       -         -      -           -       -  27,529,609 $ 27,530
Exercise of Common Stock options                                                                                    62,745       63
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss (unaudited)
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- --------
BALANCE AT DECEMBER 31, 2002                                    -       -         -      -           -       -  27,592,354 $ 27,593
                                                       ==========  ======  ========  =====  ==========  ======  ========== ========
Issuance of Common Stock for consulting
  services ($0.30 per share, net)                              --      --        --     --          --      --      50,000       50
Issuance of Common Stock for consulting
  services ($0.32 per share, net)                                                                                  468,749      468
Issuance of Common Stock for consulting
  services ($0.11 per share, net)                                                                                  275,000      275
Issuance of Common Stock as incentive for
 funding by issue of notes ($0.25 per share net)                                                                 3,187,500    3,188
Common Stock (410,358 shares) to be issued
  for interest accrued on stockholder's advances
Memorandum entry to record as expense for
   honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- --------
BALANCE AT DECEMBER 31, 2003                                                                                    31,573,603 $ 31,574
                                                       ==========  ======  ========  =====  ==========  ======  ========== ========

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                  Deficit
                                                                                Accumulated   Foreign
                                                        Additional                 During     Currency                  Total
                                                         Paid-In     Treasury   Development  Translation            Comprehensive
                                                         Capital       Stock       Stage      Adjustment    Total        Loss
                                                       ------------ ---------- ------------- ----------- ---------- -------------
BALANCE AT DECEMBER 31, 2000                             60,761,167    (3,100) $(58,950,445)        --    1,835,152
(brought forward)
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Net loss                                                                         (2,238,687)             (2,238,687)
Total comprehensive income (loss)                                                                                    $ (2,238,687)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2001                             60,861,167    (3,100)  (61,189,132)        --     (303,535)
Exercise of Common Stock options                             15,623                                          15,686
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Net loss                                                                         (2,888,789)             (2,888,789)
Total comprehensive income (loss)                                                                                    $ (2,888,789)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2002                           $ 60,976,790   $(3,100) $(64,077,921)  $     --  $(3,076,638)
                                                       ============   =======  ============   ========  ===========

Issuance of Common Stock for consulting
  services ($0.30 per share, net)                            14,950                                           15,000
Issuance of Common Stock for consulting
  services ($0.32 per share, net)                           149,532                                          150,000
Issuance of Common Stock for consulting
  services ($0.11 per share, net)                            29,975                                          30,250
Issuance of Common Stock as incentive for
 funding by issue of notes ($0.25 per share net)            793,687                                          796,875
Common Stock (410,358 shares) to be issued
  for interest accrued on stockholder's advances            102,386                                          102,386
Memorandum entry to record as expense for
   honorary services rendered by a shareholder              100,000                                          100,000
Net loss                                                                         (2,164,698)              (2,164,698)
Total comprehensive income (loss)                                                                                    $ (2,164,698)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2003                           $ 62,167,320  $ (3,100) $(66,242,619)  $     --  $(4,046,825)
                                                       ============   =======  ============   ========  ===========
                                                                                                                        (Concluded)

See notes to unaudited consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          Period
                                                                                                                        October 16,
                                                                                                                      1987 (Date of
                                                                                                                        Inception)
                                                                                       December 31,                      Through
                                                                       -------------------------------------------     December 31,
                                                                           2003            2002            2001            2003
                                                                       ------------    ------------    ------------    -------------
OPERATING ACTIVITIES
  Net loss                                                             $ (2,164,698)   $ (2,888,789)   $ (2,238,687)   $(66,242,619)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
    Depreciation and amortization                                            47,517          48,541          46,308       2,673,074
    Amortization of premiums on short-term investments                                                                      156,692
    Amortization of deferred financing costs                                 30,142                                          30,142
    Loss on disposal of property and equipment                                                                              194,102
    Loss on license and settlement agreements                                                                                49,026
    Loss on abandonment of patent applications                                               25,361          29,867         303,234
    Loss on inventory write-down                                                            393,518         218,502         612,020
    Vendor settlements                                                                                                      (77,257)
    Noncash compensation                                                    100,000         100,000         100,000       3,308,451
    Gain from disposition of fixed assets                                                                                  (159,473)
    Interest paid in Common Stock                                           102,386                                         399,534
    Consultancy fees paid in Common Stock                                   195,250                                         195,250
    Changes in assets and liabilities:
       Accounts receivable                                                   71,000         (46,786)        (24,214)           --
       Inventories                                                            1,958          63,319         (66,025)       (693,500)
      Other current assets                                                   34,017          97,903         (97,321)           --
      Other assets                                                                                           (1,715)       (134,582)
      Interest payable                                                      100,701                                         100,701
      Due to affiliate                                                      129,967           6,943           4,526         198,281
      Accounts payable and accrued expenses                                 506,580         332,845         267,238       1,488,257
                                                                       ------------    ------------    ------------    ------------
          Net cash used in operating activities                            (845,180)     (1,867,145)     (1,761,521)    (57,598,667)
                                                                       ------------    ------------    ------------    ------------

INVESTING ACTIVITIES
  Acquisitions of property and equipment                                                     (8,681)         (7,458)     (2,605,407)
  Costs incurred for patents and patent applications                                                         (9,892)       (782,527)
  Proceeds from sale of property and equipment                                                                              294,748
  Purchases of short-term investments                                                                                   (26,476,638)
  Proceeds from sale and maturity of short-term investments                    --            86,432                      26,406,378
                                                                       ------------    ------------    ------------    ------------
          Net cash provided by (used in) investing activities                  --            77,751         (17,350)     (3,163,446)
                                                                       ------------    ------------    ------------    ------------

FINANCING ACTIVITIES
  Repayments of capitalized lease obligations                                                                               (82,234)
  Proceeds from issuance of Series A Preferred Stock - net                                                                8,413,490
  Proceeds from issuance of Series B Preferred Stock - net                                                                1,947,631
  Proceeds from issuance of Series C Preferred Stock - net                                                               11,980,771
  Proceeds from issuance of Common Stock and Common Stock
     warrants - net                                                            --                                        33,023,206
  Proceeds from exercise of Common Stock options and
     Common Stock warrants                                                                   15,686                         298,546
  Proceeds from issuance of notes payable                                   637,500                                         637,500
  Notes financing costs                                                    (129,807)                                       (129,807)
  Net bank borrowings under a line of credit                                200,000         250,000         464,000       1,200,000
  Advances from stockholder and related party                               505,406       1,050,000                       1,555,406
  Repayments of advances from stockholder                                                                                  (145,000)
  Repurchases of Common Stock held in treasury                                                                               (3,100)
  Proceeds from notes payable issued to stockholder and
     related party                                                             --           450,000                       2,546,533
                                                                       ------------    ------------    ------------    ------------
          Net cash provided by financing activities                       1,213,099       1,765,686         464,000      61,242,942
                                                                       ------------    ------------    ------------    ------------
    NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    367,919         (23,708)     (1,314,871)        480,829
    EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                                           (111,497)

  CASH AND CASH EQUIVALENTS:
    BEGINNING OF PERIOD                                                       1,413          25,121       1,339,992
                                                                       ------------    ------------    ------------    ------------
    END OF PERIOD                                                      $    369,332    $      1,413    $     25,121    $    369,332
                                                                       ============    ============    ============    ============

See notes to consolidated financial statements                                                                           (continued)

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           Period
                                                                                                                        October 16,
                                                                                                                           1987
                                                                                                                         (Date of
                                                                                                                         Inception)
                                                                                           December 31,                   Through
                                                                                  ------------------------------------  December 31,
                                                                                      2003        2002         2001         2003
                                                                                  ----------   ----------   ----------   -----------
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for interest                                        $   62,227   $   53,419   $   10,171   $   578,004
                                                                                  ----------   ----------   ----------   -----------

SUPPLEMENTAL SCHEDULE FOR NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Acquisition of property and equipment under capitalized lease transactions                                             $    82,234
                                                                                                                         -----------

  During the fiscal year ended March 31, 1994, the Company issued 222,222 shares of Series A Preferred Stock in exchange for an aggregate of $1 million in notes payable to a principal stockholder and a former Director:
    Notes payable                                                                                                        $ 1,000,000
                                                                                                                         -----------
    Issuance of Series A Preferred Stock                                                                                 $ 1,000,000
                                                                                                                         ===========

  At inception, the Company acquired the rights to a patent and assumed certain liabilities in exchange for 235,294 shares of Common Stock, as follows:
    Fair value of patent acquired                                                                                        $   112,732
    Liabilities assumed                                                                                                      112,432
                                                                                                                         -----------
    Issuance of Common Stock                                                                                             $      300
                                                                                                                         ===========

  Pursuant to a license and settlement agreement with respect to an acquired patent (see above), the Company reacquired during the fiscal year ended
    March 31, 1991 its 235,294 shares of Common Stock issued in connection with the acquired patent, which was retired during the fiscal year ended March
    31, 1992: Remaining carrying value of patent on date of
      license and settlement agreement                                                                                   $    49,326
    Common Stock returned to the Company                                                                                         300
                                                                                                                         -----------
    Loss on Settlement                                                                                                   $    49,026
                                                                                                                         ===========

  During the fiscal year ended March 31, 1992, the Company exchanged 431,372 shares of Common Stock for notes, debt and accrued interest payable to a principal stockholder:
    Notes payable                                                                                                        $    96,660
    Debt                                                                                                                     854,873
    Accrued interest                                                                                                         297,148
                                                                                                                         -----------
    Issuance of Common Stock                                                                                             $ 1,248,681
                                                                                                                         ===========

  During the fiscal year ending December 31, 2003, the Company exchanged 793,749 shares of Common Stock for services rendered by consultants:
    Fair value of services rendered                                                                                      $  195,250
                                                                                                                         ----------
    Issuance of Common Stock                                                                                             $  195,250
                                                                                                                         ==========

  During the fiscal year ending December 31, 2003, the Company transferred accrued interest on advances
    from a stockholder to be exchanged for 410,358 shares of Common Stock:
    Accrued interest                                                                                                     $   102,386
                                                                                                                         -----------
    Issuance of Common Stock                                                                                             $   102,386
                                                                                                                         ===========

  During the fiscal year ending December 31, 2003, the Company issued 3,187,500 shares as incentive for notes payable secured under a private placement funding:
    Fair value of Finance costs                                                                                          $  796,875
                                                                                                                         -----------
    Issuance of Common Stock                                                                                             $  796,875
                                                                                                                         ===========

See notes to consolidated financial statements                                                                           (Concluded)


                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP

BIOFIELD CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1. GOING CONCERN BASIS OF ACCOUNTING

As shown in the accompanying financial statements, the Company has incurred significant losses. As of December 31, 2003, the Company's current liabilities exceeded its current assets approximately by $3.8 million and its total liabilities exceeded its total assets approximately by $4 million. These factors raise substantial doubt about the Company's ability to continue as a going concern.

During 2002, the Company financed its operations almost entirely with $1,750,000 of borrowings obtained from, or with the assistance of, Dr. David M. Long, Jr., M.D., Ph.D., its Chairman, Chief Executive Officer and principal stockholder ("Dr. Long"), and certain of his affiliates.

In the first quarter of 2003, the Company instituted a cost reduction program that included lowering salaries of its six then current employees and some of its consultants, minimizing use of outside consultants, arranging with its employees and a consultant to accept options to acquire the Company's Common Stock for a portion of their services, and limiting its marketing activities. In January 2003, Dr. Long advanced $475,000 to enable the Company to meet its then projected minimum financial requirements. As of December 31, 2003, the amount due Dr. Long , including additional advances and expenses incurred on behalf of the Company of $30,406, is $505,406 and is included in the accompanying financial statements as advances from stockholders.

During the seven months commencing April 16, 2003, the Company was unable to meet its payroll commitments. Five of its six employees agreed to the deferment of the payment of the salary due to them, payable with 100% interest thereon, until the receipt of the proceeds from new funding. The Company also granted options to acquire 514,227 shares of Common Stock to these employees at an exercise price of $0.33 per share, the closing market price of the Common Stock on the date of the grant, in consideration for the reduction in remuneration accepted by them during the first four months of 2003.

In June 2003, the Company's bank line of credit was increased by $200,000 to $1.2 million upon the furnishing of additional collateral provided to the bank by Dr. Long and certain of his affiliates. In addition, advances aggregating $30,000 were received from Dr. Long in 2003.

In October 2003, the Company entered into an agreement with a placement agent for assistance in obtaining short-term bridge financing agreement of up to $700,000 (subsequently increased to $1 million) in a private placement on a best effort basis. In December 2003, the Company received gross proceeds of $637,500 against issuance of $637,500 principal amount of notes payable and 3,187,500 shares of Common Stock. See Note 10. During January and February 2004, the Company received further gross proceeds of $362,500 and issued an additional $362,500 of notes payable and 1,812,500 shares of Common Stock. See Note 20. The Company intends to use the proceeds from this placement to finance the expense to complete its FDA application to obtain approval to market the Biofield Diagnostic System in the United States and to keep the Company operational for approximately six months. The Company is attempting to raise long-term capital of approximately $5 million to $7 million to enable it to commercialize its device (assuming FDA approval is obtained) and maintain its operations. The infusion of long-term capital is essential for the Company to continue its operations.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. However, no assurance can be given that management's actions will result in profitable operations or the resolution of the Company's liquidity problems. The accompanying consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might result should the Company be unable to continue as a going concern.

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

During the first half of 1997, the Company formed a wholly owned Delaware corporation, Biofield International, Inc., which established a branch in Switzerland. The Subsidiary closed the branch in March 1999.

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

In December 1999, the Company sold 14 million shares of Common Stock for $700,000 to Dr. Long and a related investor and certain of their affiliated entities. Simultaneously, the Company's Board of Directors was reconstituted and Dr. Long was appointed as the Chairman and Chief Executive Officer of the Company.

In 2000, the Company's then existing device and sensors received CE mark certification and were granted ISO-9001 quality system status, which allows the Company to market such device and sensors within the European community.

In 2001 and 2002, the Company's major efforts have been focused primarily on activities to seek FDA approval to market the Company's device in the United States, marketing the device in certain overseas markets and attempting to obtain funds for the operating and capital needs of the Company.

In 2003, the Company has had to severely curtail its activities as its cash resources depleted and Dr. Long and his affiliates did not extend additional funding for operations beyond March 31, 2003. In December 2003, the Company received short-term funding of $637,500, from the closing of the initial tranches of a $1 million private placement. See Note 10. This short-term funding should enable the Company to complete the preparation of an application to the FDA for its device and to continue operations for approximately six months, during which time the Company intends to continue to actively source long-term funding.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Biofield International, Inc. Significant intercompany transactions have been eliminated in consolidation.


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

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. At December 31, 2003, a provision of $71,000 was made for bad and doubtful accounts, representing an allowance of 100% for the outstanding accounts receivable. At December 31, 2002, no provision was made for such accounts.

Inventory and Inventory Valuation Reserve

Inventories are stated at the lower of cost or market, determined by the first-in, first-out (FIFO) method, including provisions for obsolescence. Obsolescence is based upon assumptions concerning future demand, market conditions and anticipated timing of the release of next generation products. If actual market conditions or future demand are less favorable than those projected by management, or if next generation products are released earlier than anticipated, additional inventory write-downs may be required.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using straight-line methods over the estimated useful lives of the assets, principally three to five years, or the term of the lease, if shorter, for leasehold improvements.

Patents

The costs of patents are amortized on a straight-line basis over their estimated economic life, but not exceeding 17 years.

Revenue recognition and deferred revenue

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 requires that four basic criteria must be met before revenue can be recognized:
(1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period that the related sales are recorded. Royalty revenues are recognized in the period they are earned. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Income Taxes

Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

Impairment of Long-Lived Assets

The Company has adopted SFAS No. 144, which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires that assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 which are included in Note 18. The Company has also adopted the annual disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure - an Amendment of SFAS 123" in its financial reports for the year ended December 31, 2003 and for the subsequent periods.

In accordance with Financial Accounting Standards Board Emerging Issues Task Force ("EITF") 96-18, the measurement date to determine fair value for shares issued to consultants was the date at which a commitment for performance by the consultant to earn the equity instrument was reached. The Company valued the shares issued for consulting services at the rate which the Company believes represents the fair value of the services received, which did not differ materially from the value of the Common Stock issued.

Research and Development

The Company accounts for research and development costs in accordance with the SFAS No. 2, "Accounting for Research and Development Costs". Under SFAS No. 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development incurred for 2003, 2002, and the period from October 16, 1987 (date of inception) to December 31, 2003 were $41,425, $383,692, and $40,481,889, respectively.

Basic and Diluted Loss per Share

The basic loss per share is computed by dividing loss to common stockholders by the weighted average number of shares of Common Stock outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if the Company's dilutive outstanding stock options were exercised. Common equivalent shares totaling 1,926,717 as at December 31, 2003 (508,639 as at December 31, 2002) are not included in the per share calculations of diluted loss per share, since the effect of their inclusion would be antidilutive.

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

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in any of the periods presented.

New Accounting Pronouncements

In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued. SFAS No. 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have a material impact on the Company's results of operations or financial position.

In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" was issued. SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS No. 150 will not have a material impact on the Company's results of operations or financial position.


4. INVENTORIES

Inventories at December 31, 2003 and 2002 consisted of the following:


                                                          2003            2002
                                                        --------        --------

Components and supplies                                 $ 37,749        $ 37,749
Finished goods                                           575,801         577,759
                                                        --------        --------
                                                         613,550         615,508
Less: Reserve for potential losses                       532,070         532,070
                                                        --------        --------
                                                        $ 81,480        $ 83,438
                                                        ========        ========

Due to a 2001 Company decision to introduce an enhanced model of its device with updated technology and design modifications by 2003, the Company created a reserve for the inventory of the old device. By December 31, 2002, the Company had set aside $532,070 to fully provide for the old units and all of the sensors for these units. Additionally, the Company wrote off obsolete and scrapped inventory totaling $41,364 in 2002. These amounts have been disclosed as a separate line item, "Loss on write down of inventory" in the accompanying Consolidated Statements of Operations. In 2003, the Company replaced inventory worth $1,958 held by a distributor at no charge. This amount is disclosed as a part of "Selling, general and administrative" in the accompanying Consolidated Statements of Operations.

5. DEFERRED FINANCING COST

Deferred financing costs at December 31, 2003 and 2002 consisted of the following:

                                                         2003             2002
                                                       --------          -------

Deferred financing costs                                773,405             --
Private placement expenses                              123,135             --
                                                       --------          -------
                                                       $896,540          $  --
                                                       ========          =======

Financing expenses pertaining to the bridge financing, as discussed in Note 10, were $926,682, which includes the fair market value of $796,875 for the 3,187,000 shares issued ($0.25 per share) and private placement costs and legal fees of $129,807. Costs relating to the bridge financing are capitalized and amortized over the period ending December 31, 2004, the term of the debt, using the straight-line method. Accumulated amortization at December 31, 2003 was $30,142, and deferred financing costs charged to operations were $30,142 for 2003. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. See Note 10.

6. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2003 and 2002 consisted of the following:

                                                         2003             2002
                                                       --------         --------
Furniture and office equipment                         $ 49,454         $ 49,454
Plant and production equipment                          144,308          144,308
                                                       --------         --------
                                                        193,762          193,762
Less accumulated depreciation                           185,631          175,708
                                                       --------         --------
                                                       $  8,131         $ 18,054
                                                       ========         ========

Depreciation expense in 2003, 2002 and 2001, and for the period from inception through December 31, 2003, was $9,923, $10,947, $8,715 and $2,378,962,
respectively.

7. PATENT AND PATENT APPLICATION COSTS

The Company entered into a 15-year agreement dated December 22, 1992 with a consultant and inventor for the assignment of certain rights relating to performance under a laboratory service agreement. The Company paid $100,000 for such assignment and agreed to pay royalties of 5% of the Net Sales Price of Covered Inventions (as defined), if any, subject to a limit of $2.5 million. No royalties have been paid or accrued as of December 31, 2003.

The Company has a patent royalty agreement with Dr. Long and his affiliated corporation which assigns all rights to the Company for patented inventions, if any, resulting from performance under a laboratory service agreement (see Note
17). The Company has been issued a United States patent in which Dr. Long is a named co-inventor. No royalties have been paid or accrued as of December 31, 2003.

Accumulated amortization for patents was $217,405 and $179,811 at December 31, 2003 and 2002, respectively. Patent amortization expense for 2003, 2002 and 2001, and for the period from inception through December 31, 2003, was $37,594, $37,594, $37,593 and $294,114, respectively.

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

8. ACCRUED EXPENSES

Accrued expenses at December 31, 2003 and 2002 consisted of the following:


                                                           2003           2002
                                                         --------       --------

Professional fees                                        $255,614       $110,791
Unpaid employees' remuneration                            157,596           --
Interest due on unpaid remuneration                       192,243           --
Other                                                         546         12,174
                                                         --------       --------
                                                         $605,999       $122,965
                                                         ========       ========


Due to severe cash flow constraints experienced by the Company in 2003, its employees were not paid salaries from April 16, 2003 to October 31, 2003. Five of its six employees agreed to the deferment of the payment of the salary due to them, payable with 100% interest thereon, until the receipt of the proceeds from new funding. The Company also granted options to acquire 514,227 shares of Common Stock to these employees at an exercise price of $0.33 per share, the closing market price of the Company's Common Stock on the date of the grant in consideration for the reduction in remuneration accepted by them during the first four months of 2003. The unpaid salary and interest thereon is recorded as accrued expenses in these financial statements.

9. BANK LINE OF CREDIT

The Company has a revolving line of credit with a commercial bank for $1.2 million. The line is secured by personal guarantees from and collateral of Dr. Long and certain of his affiliates. The line of credit expires on May 2, 2004, unless extended, and bears interest at the greater of 0.5% above the bank's prime rate (4% at December 31, 2003) or 5%.

10. SHORT-TERM NOTES PAYABLE

During December 2003, the Company received gross proceeds of $637,500 from the sale of 12.75 Units (each Unit consisting of (a) a non-negotiable, non-transferable, unsecured promissory note (the "Note") in the principal amount of $50,000, bearing interest at 12% per annum, payable monthly, and (b) 250,000 shares of Common Stock) in a $700,000 private placement. The fair value of the shares issued was determined as $796,875, based on the market price ($0.25 per share) at the time of first issuance. The amount raised in the private placement was subsequently increased from $700,000 to $1 million. See Note 20.

Financing expenses pertaining to the Notes amounting to $926,682, which includes the fair market value of $796,875 for the shares issued, were capitalized, and set forth as deferred financing costs in these financial statements. These deferred finance costs are amortized over the term of the Note, which matures December 31, 2004, using the straight-line method. Accumulated amortization at December 31, 2003 was $30,143, and deferred financing costs charged to operations were $30,143 for 2003. In addition to receiving 10% of gross proceeds as commission in cash, the placement agent is to receive five year cashless warrants, excercisable at $0.20 per share, to purchase 10% of the number of shares of Common Stock issued to the holders of the Units. A finder's fees equal to 2.7% of the gross proceeds is payable to an unaffiliated third party.

The Notes are due and payable on the earlier of the date that the Company receives gross proceeds of at least $2.5 million from the sale of its debt and equity securities (for which purpose, all such sales within a six month period would be aggregated) or December 31, 2004. If the Notes are not paid by December 31, 2004, the Company would be obligated to issue an additional 125,000 shares of Common Stock for each $50,000 principal amount of unpaid Notes and the Notes would be reset to bear interest at 1.5% per month. Until the Notes are repaid, the holders have the right to participate in any offering by the Company of its equity securities (including of convertible debt) by using the Notes (and accrued interest thereon) to acquire such equity securities at a 25% discount from the offering price (and if the offering is of convertible debt to acquire such debt at face with a conversion feature at a 25% discount). The Company has undertaken to register all unregistered shares of Common Stock issued as part of the private placement, at its expense, before July 20, 2004, and to file a registration statement with the SEC to effect the registration by April 20, 2004. If the registration is not effected timely, the Company is required to issue an additional 25,000 shares of its Common Stock, for each Unit, at the beginning of each 30 day period of delay. The proceeds of the private placement are intended to be used to complete the Company's proposed filing to the FDA for clearance of its device and sustain minimal operations for up to six months. If the FDA filing is not made within 180 days after December 4, 2003, the Company is required to issue an additional 25,000 shares of its Common Stock, for each Unit, at the beginning of each 30 day period of delay. The Notes can be prepaid at any time without penalty.

11. ADVANCES FROM STOCKHOLDERS

Advances from stockholders included payments amounting to $1,050,000 received from Dr. Long and his affiliates during 2002 to finance the Company's working capital needs. The debt is unsecured and became payable on demand after December 31, 2002. The debt bears interest of 2% above the prime rate (4% at December 31, 2003). The interest is calculated quarterly, and is payable in unregistered shares of Common Stock, unless Dr. Long requests payment in cash at the start of the applicable quarter. The number of shares to be issued for the interest accrued during any quarter is determined using the closing price of the Common Stock on the last business day of the quarter. In 2003 and 2002, the interest amounted to $65,432 and $36,954, respectively. At December 31, 2003 and 2002, since no cash payment was requested for any quarter, an aggregate of 410,358 shares and 111,712 shares of Common Stock were reserved for issuance in payment of the interest. As at December 31, 2003, total accrued interest of $102,386 has been credited to Additional Paid-In Capital.

Advances from stockholders also included payments amounting to $505,406 received from Dr. Long and his affiliates in 2003. The debt bears interest of 10% per annum. The interest for 2003 amounted to $48,759 and has been accrued and added to the debt.

12. LONG-TERM DEBT - RELATED PARTY

On November 8, 2002, the Company issued its 10% three-year promissory convertible note in the principal amount of $450,000 to Dr. Long in consideration for his loan to the Company in such amount. The note (with accrued, unpaid interest thereon) is convertible at the end of three years, at the option of the holder, into unregistered shares of Common Stock at the rate of $0.40 per share, the closing price of the Common Stock on November 5, 2002. Interest for 2003 and 2002 amounted to $45,631 and $6,311, respectively, and has been added to the note amount in these financial statements.

13. INCOME TAXES

Due to the Company's operating losses, there was no provision for U.S. income taxes in 2003, 2002 and 2001.

At December 31, 2003, the Company had Federal net operating loss carry forwards of approximately $62 million, which expire in years 2004 through 2023. However, substantially all of the net operating loss carry forwards are not utilizable, as a result of the limitations imposed by Section 382 of the Internal Revenue Code, due to ownership changes in 1992, 1995, 1997 and 1999. To the extent that these losses are utilizable, they may be offset against future U.S. taxable income, if any, during the carry forward period.

The tax effects of temporary differences that give rise to deferred tax assets at December 31, 2003 and 2002 are as follows:

                                                     2003              2002
                                                 ------------      ------------
Deferred tax assets:
    Net operating loss carryforwards             $ 23,398,615      $ 22,822,793
    Research and development credits                  510,609           506,466
    Other                                                --                --
                                                 ------------      ------------
Total gross deferred tax assets                    23,909,224        23,329,259

Deferred tax liabilities:
    Depreciation and amortization                     (38,727)         (117,219)
                                                 ------------      ------------
Net deferred tax assets                            23,870,497        23,212,040
Less valuation allowance                          (23,870,497)      (23,212,040)
                                                 ------------      ------------
Net deferred tax assets                          $       --        $       --
                                                 ============      ============

The valuation allowances are equal to the deferred tax assets because of the uncertainty of the future realization of the assets.

14. COMMITMENTS AND CONTINGENCIES

Lease Commitments

Total rental expense relating to operating expenses for the years 2003, 2002 and 2001, and for the period from inception to December 31, 2003, was $87,729, $72,911, $79,859 and $1,406,440, respectively.

In 1999, the Company canceled or terminated various office leases that were being rented for approximately $17,000 per month. Beginning in 1999, the Company rented an office at an annual rental of $12,000. As of December 31, 2003, the Company occupied an aggregate of approximately 4,000 square feet near Atlanta, Georgia under month-to-month leases, for an annual rental of $21,816.

The Company intends to move its operations to San Diego, California when cash resources become available. It is currently subleasing from Abel Laboratories, Inc. ("Abel"), an affiliate of Dr. Long, approximately 5,000 square feet of furnished and laboratory equipped space. Under the arrangement, the Company is to pay Abel the same amount of rent paid by Abel to the landlord, without any adjustment. Abel's rent is $58,230, with an automatic annual adjustment based upon any increase that may occur in the Consumer Price Index. Abel waived the rental charge during three months of 2002. In 2003, the Company accrued rent of $62,606 payable to Abel, including late charges imposed by the landlord. Abel's lease expires April 1, 2004.

Employee Agreements

The Company has no current employment agreements. Pursuant to an agreement with a former officer, the Company is obligated to pay royalties of 2% and 1%, respectively, on two inventions for which the officer was the inventor or co-inventor through December 31, 2005 or until such royalties reach $8 million, whichever occurs first. No royalties had been paid or accrued to the officer as of December 31, 2003.

Vendor Commitments

As part of its ongoing efforts to conserve cash resources, the Company, in 1999, negotiated agreements and settlements with certain vendors. During the period ended December 31, 1999, certain vendor-payable amounts were settled for about $77,000 less than the invoiced amounts. In addition, approximately $101,000 of the current accounts payable balances at December 31, 2003 and 2002 has been deferred by agreement with vendors until the Company has adequate financial resources.

Bank Line of Credit

The Company has a revolving line of credit arrangement with a commercial bank to borrow up to $1.2 million with interest at the greater of the bank's prime rate (4% at December 31, 2003) plus 0.5% or 5%. The borrowing limit under the line of credit, which originally was $500,000, was increased in November 2001 to $750,000, in January 2002 to $1 million and in June 2003 to $1.2 million. The line of credit expires, unless renewed, on May 2, 2004. Dr. Long and certain of his affiliates have guaranteed the repayment of all borrowings, which also are secured with certain assets of the guarantors. As of December 31, 2003, the Company had drawn the full amount of $1.2 million under the line of credit.

Redesign Agreement

In October 2001, the Company entered into a $364,000 contract to redesign the Biofield Diagnostic System. As of December 31, 2003, the Company had paid $237,504 and owed $152,195 under the contract, including cost relating to contract amendments.

Distribution Agreements

In December 2001, the Company signed an exclusive three-year distribution agreement to market and to sell the Biofield Diagnostic System in southern Africa, subject to the distributor achieving specified annual sales targets. The Company signed similar distribution agreements in 2002 for South Korea, Brazil, Italy and Philippines and in 2003 for certain Middle Eastern countries. Except for initial purchases of demonstration devices, no subsequent purchases have been made and each of the agreements may be terminated by the Company.

Notes Payable

In connection with the issuance of its Notes and shares of Common Stock in a private placement (see Notes 10 and 20), the Company made commitments to perform certain tasks within specified time periods. Non-compliance with these commitments would require the Company to make the following concessions:

     (a) If the Notes are not paid by December 31, 2004, the Company would be obligated to issue an additional 125,000 shares of its Common Stock for each $50,000 principal amount of unpaid Notes and the Notes would be reset to bear interest at 1.5% per month.

     (b) If the shares of Common Stock are not registered before July 20, 2004, the Company would be obligated to issue an additional 25,000 shares, for each Unit sold in the private placement, at the commencement of each 30 day period of delay.

     (c) If the Company does not file its application with the FDA for clearance in the United States of its device within 180 days after December 4, 2003, the Company would be obligated to issue an additional 25,000 shares of its Common Stock, for each Unit sold in the private placement, at the commencement of each 30 day period of delay.

The Notes are due and payable on the earlier of the date that the Company receives gross proceeds of at least $2.5 million from the sale of its debt and equity securities (for which purpose, all such sales within a six month period would be aggregated) or December 31, 2004. Until the Notes are repaid, the holders have the right to participate in any offering by the Company of its equity securities (including of convertible debt) by using the Notes (and accrued interest thereon) to acquire such equity securities at a 25% discount from the offering price (and if the offering is of convertible debt to acquire such debt at face with a conversion feature at a 25% discount).

15. ROYALTY AGREEMENT

In October 2000, the Company entered into a non-exclusive license agreement with a manufacturer of medical devices to use the Company's patented cable designs. The agreement, which was due to expire on December 31, 2003, was extended to December 31, 2004 in consideration for the acceleration of the final royalty payment, which was paid in 2003. The Company received $54,616 and $46,890 in 2003 and 2002, respectively, under the agreement.

16. STOCKHOLDERS' EQUITY

Private Placements in 1993, 1994 and 1995

In December 1993, the Company completed a private placement of 2,342,118 shares of its Series A Preferred Stock for $9,413,490 (net of related expenses of $1,126,041). $1 million of the net proceeds were used to pay off related party loans (see Note 17).

In September 1994, the Company completed a private placement of 481,644 shares of its Series B Preferred Stock for $1,947,631 (net of related expenses of $219,761), and issued, for no additional consideration, warrants to purchase 2,843 shares of Common Stock. The warrants expired unexercised in September 1999.

During 1995, the Company completed a private placement of 2,914,771 units of its securities for $11,980,771 (net of related expenses of $1,135,699). Each unit consisted of (a) a share of Series C Preferred Stock, (b) one-half of a warrant to purchase a share of Series D Preferred Stock at $6.00 per share or, upon the occurrence of certain events (which subsequently occurred), a share of Series C Preferred Stock at $4.50 per share, and (c) one-half of a warrant to purchase a share of Series D Preferred Stock at $6.00 per share. In addition, the purchasers of the units (the "Unit Purchasers") were granted the right, upon the occurrence of certain events, to receive warrants to purchase 357,192 shares of Common Stock at an exercise price of $9.18 per share. The warrants expired unexercised in March 2000.

Initial Public Offering (IPO) in 1996

In March 1996, the Company completed its IPO of 1,819,000 shares of Common Stock at a purchase price of $11.00 per share for $18,028,238 (net of related expenses of $1,980,762). Upon completion of the IPO (a) each outstanding share of Series A Preferred Stock was converted into .5729 shares of Common Stock, (b) each outstanding share of Series B Preferred Stock was converted into .5729 shares of Common Stock, (c) each outstanding share of Series C Preferred Stock was converted into .4902 shares of Common Stock, (d) each outstanding warrant to purchase a share of Series C Preferred Stock became exercisable for .4902 shares of Common Stock, and (e) each outstanding warrant to purchase a share of Series D Preferred Stock became exercisable for .4902 shares of Common Stock. The Series C warrants entitled the holders to purchase an aggregate of 78,976 shares, 84,425 shares, and 84,425 shares of Common Stock at an exercise price of $9.18, $12.24 and $9.18 per share, respectively. The Series C warrants expired unexercised in June 2000. In June 1996, the Company issued to the Unit Purchasers warrants to purchase 357,192 shares of Common Stock at an exercise price of $9.18 per share. These warrants expired unexercised in March 2000.

Private Placements in 1997, 1999 and 2000

In December 1997, the Company completed a private placement of 2,867,670 shares of Common Stock for $8,380,451 (net of related expenses of $652,710). The Company also issued to the Unit Purchasers participating in the placement 643,639 shares of Common Stock in exchange for their previously issued warrants to purchase 1,574,930 shares of Common Stock.

In December 1999, the Company completed a private placement of 14 million shares of Common Stock for $700,000 (see Note 17).

In December 2000, the Company completed a private placement of 3 million shares of Common Stock for $1.5 million.

Share Issues to Directors and Officers in 2000

In January 2000, the Board of Directors authorized the sale of 100,000 shares of Common Stock to each of its two nonaffiliated directors and three of its then principal executive officers, at a price of $0.05 per share, the same price at which the Company sold shares of Common Stock in December 1999 in a private placement. The sale to the directors was based on their foregoing compensation for their services to the Company during 2000, and the sale to the executive officers was based on their agreements to accept a maximum salary of $100,000 in 2000. The Company recognized $198,000 as compensation expense in 2000 for the issuance of these shares.

Voluntary services rendered by Dr. David Long since 2000

During 2000 and every year thereafter, Dr. Long has provided services to the Company without compensation. The value of his services has been estimated at $100,000 for each year, which amount was recorded as a non-cash expense with a corresponding increase in the additional paid-in capital.

Changes to Authorized Share Capital in 2000

In October 2000, the Company amended its articles of incorporation to increase the number of authorized shares of Common Stock from 25 million shares to 40 million shares, and to reclassify all authorized shares of Preferred Stock as "undesignated preferred".

Convertible note in favor of Dr. Long in 2002

In November 2002, the Company issued its 10% three-year promissory convertible note in the principal amount of $450,000 to Dr. Long in consideration for his loan to the Company in such amount. The note (with accrued, unpaid interest thereon) is convertible at the end of three years, at the option of the holder, into unregistered shares of Common Stock at the rate of $0.40 per share, the closing price of the Common Stock on November 5, 2002. At December 31, 2003, the principal and unpaid interest amounted to $501,942 (December 31, 2002 - $456,311).

Shares due for interest accrued on 2002 advances by Dr. Long

Interest on advances amounting to $1,050,000 from Dr. Long during 2002 is payable in unregistered shares of Common Stock, unless Dr. Long requests payment in cash for a quarter before the beginning of that quarter. The number of shares to be issued for the interest accrued during any quarter is determined using the closing price of the Common Stock on the last business day of the quarter. At December 31, 2003, an aggregate of 410,358 (December 31, 2002 -111,712)
unregistered shares of Common Stock have been reserved for issuance in payment of the then accrued interest. At December 31, 2003, the total accrued interest of $102,386 was added to additional paid-in capital, pending the issuance of 410,358 shares of Common Stock.

Treasury Stock

In December 1998, the Company repurchased 2,246,131 shares of Common Stock for $100. In June 2000, the Company repurchased 60,000 shares of Common Stock for $3,000 from an executive who resigned. The Company holds all of these shares in its treasury.

Shares issued to consultants for service rendered in 2003

In January 2003, the Company issued 50,000 unregistered shares of Common Stock as consideration for advising the Company in attempting to obtain additional capital, which services were valued by the Company at $15,000.

In April 2003, the Company issued 468,750 unregistered shares of Common Stock as consideration for business and financial advisory services valued by the Company at $150,000.

In August 2003, the Company issued 225,000 unregistered shares of Common Stock as consideration for public relations and corporate imaging services valued by the Company at $24,750, and 50,000 unregistered shares of Common Stock as consideration for financial advisory services valued by the Company at $5,500.

Private Placement in 2003

In December 2003, the Company issued 3,187,500 unregistered shares of its Common Stock to the purchasers in a private placement of 12.75 Units of its securities for $507,693 (net of related expenses of $129,807). Each Unit consisted of (i) a non-negotiable, non-transferable, unsecured promissory Note in the principal amount of $50,000, due and payable on December 31, 2004 and bearing interest at 12% per annum, payable monthly, and (ii) 250,000 shares of Common Stock. See
Note 10.

The purchasers of the Units are to receive (i) an additional 125,000 shares of Common Stock for each $50,000 principal amount of Notes which are not repaid by December 31, 2004, (ii) an additional 25,000 shares of Common Stock per Unit at the start of each 30 days of delay if the Company has not made an FDA filing within 180 days of December 4, 2003, and (iii) an additional 25,000 shares of Common Stock per Unit at the start of each 30 days of delay if the shares of Common Stock issued as a result of the private placement are not effectively registered with the SEC before July 20, 2004. See Note 14.

In addition, the placement agent is to receive five year cashless warrants, excercisable at $0.20 per share, to purchase 10% of the shares of Common Stock received by the purchasers of the Units.

17. RELATED PARTY TRANSACTIONS

The Laboratory Agreement

In June 1992, the Company entered into a series of agreements with Dr. Long, then a director of the Company, and Abel Laboratories, Inc. ("Abel") which is owned by Dr. Long. One of the agreements (the "Laboratory Agreement") engaged Abel to provide specified preclinical research. Although the Laboratory

Agreement expired in December 1993, the parties agreed that any research conducted thereafter by Abel for the Company would be pursuant to substantially the same terms as the Laboratory Agreement. Abel has conducted preclinical research for the Company since such time, but none during the three years ended December 31, 2003. Amounts owed to Abel at December 31, 2003 and 2002 are recorded as "Due to affiliate" in the accompanying financial statements.

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

The Company, in January 1994, entered into a patent royalty agreement with Dr. Long and Abel, which assigned all rights to the Company for any patented inventions resulting from performance under the Laboratory Agreement. In return, the Company agreed to pay royalties, ranging from 5% to 20% of revenue generated from such patented inventions, up to a maximum of $2 million per invention. As of December 31, 2003, the Company has been issued one United States patent in which Dr. Long is a named co-inventor, but the Company had not paid or accrued any royalties to Dr. Long under the agreement.

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

In connection with the Long Transaction, D. Carl Long ("Mr. Long"), a son of Dr. Long, received a payment of $60,000 from the Company in consideration for a release of all obligations owed to him by the Company under his then employment agreement and consulting arrangement, as well as for a release of all then outstanding options to purchase Common Stock. The employment agreement, dated July 7, 1997, was for a term through July 7, 2000 and provided for Mr. Long's employment, as President and Chief Executive Officer of the Company, at an initial base compensation of $250,000 annually, plus a bonus of $70,000 subject to realization of certain milestones, and an automatic 5% cost-of-living increase. Mr. Long also had been issued options to purchase an aggregate of 338,238 shares of Common Stock at prices ranging from $1.02 to $9.18 per share. The consulting arrangement had been entered into as of April 15, 1999 for a monthly fee of $15,000. Although Mr. Long received no compensation for the three years ended December 31, 2003, he received $702,467 for the period from inception to December 31, 2003. In addition, although Mr. Long received no reimbursements for any expenses during the three years ended December 31, 2003, he received reimbursement of $313,425 for the period from inception to December 31, 2003.

An entity controlled by C. Leonard Gordon, who had been the Chairman, President and Chief Executive Officer of the Company until his resignation in 1999 (in connection with the Long Transaction), had been receiving a fee of $80,000 annually for Mr. Gordon's services. During the three years ended December 31, 2003, Mr. Gordon and his affiliated entities received no payments from the Company. In connection with the Long Transaction, Mr. Gordon and his wife sold to Dr. Long 1,068,034 shares of Common Stock for $53,700.

Harvey Horowitz, who resigned as a director in connection with the Long Transaction, had performed legal services for the Company prior to his resignation. During the three years ended December 31, 2003, Mr. Horowitz and his affiliated law firm received no payments, but received $109,095 for the period from inception to December 31, 2003.

Share Issues to Directors and Officers in 2000

In January 2000, the Board of Directors authorized the sale of 100,000 shares of Common Stock to each of its then two nonaffiliated directors and three of its then principal executive officers, at a price of $0.05 per share, the same price at which the Company sold shares of Common Stock in a private placement in December 1999. See Note 16.

Voluntary services rendered by Dr. Long Since 2000

From 2000 to 2003, Dr. Long provided services to the Company without compensation. The value of his services was estimated at $100,000 for each year, and was recorded as a non-cash expense with a corresponding increase in the additional paid-in capital.

Sub-Lease from Abel Laboratories, Inc.

In January 2001, the Company entered into an oral arrangement with Abel for the sublease of approximately 5,000 square feet of furnished and laboratory equipped space in San Diego, California. See Note 14.

Stock options to Dr. Long for line of credit guarantee in 2001

In 2001, the Company granted Dr. Long options to acquire 350,000 shares of Common Stock at $0.62 per share, the market price of the Common Stock on the date of the grant, as compensation for his guaranty and collateralization of the Company's line of credit from a bank during 2001. The options were exercisable upon issuance and expire on November 28, 2006.

Advances and Long-Term Loan received from Dr. Long in 2002 and 2003

From March 2002 to March 2003, Dr. Long and his affiliates extended financial support to the Company aggregating $2.05 million, $450,000 of which is repayable in November 2005 and the balance of which is repayable on demand. See Notes 11 and 12.

18.      STOCK OPTIONS

At December 31, 2003, the Company has three stock option plans (the "Plans"), which are described below.

The 1992 Employee Stock Incentive Plan (the "1992 Plan")

The 1992 Plan provides for the grant of stock options, stock appreciation rights ("Rights") and stock bonus awards ("Awards") to acquire a maximum of 147,060 shares of Common Stock. The 1992 Plan permits the granting of incentive stock options ("ISOs") and nonqualified stock options ("NSOs"). The 1992 plan provides that the exercise price for ISOs and Rights may not be less than the fair market value per share at the date of grant. The price of NSOs is determined at the time of grant. ISOs and Rights must expire within 10 years of the date of grant. However, if ISOs are granted to persons owning more than 10% of the voting stock of the Company, the exercise price may not be less than 110% of the fair market value per share at the date of grant and the term of such ISOs may not exceed five years. Vesting of options granted under the 1992 Plan is determined at the time of grant and has generally been set at two or three years. No further options may be granted under the 1992 Plan.

The Biofield Corp. 1996 Option Plan (the "1996 Plan")

The 1996 Plan, as amended, provides for the grant of options to acquire a maximum of 1.5 million shares of Common Stock. The 1996 Plan permits the granting of ISOs and NSOs. ISOs may be granted to individuals who, at the time of grant, are employees of the Company or its affiliates. NSOs may be granted to directors, employees, consultants and other agents of the Company or its affiliates. The 1996 Plan provides that the exercise price for ISOs may not be less than the fair market value per share of the Common Stock at the date of grant and the exercise price for NSOs may not be less than 85% of such fair market value. Each ISO must expire within 10 years of the date of grant. However, if ISOs are granted to persons owning more than 10% of the voting stock of the Company, the exercise price may not be less than 110% of the fair market value per share at the date of grant and the term of such ISOs may not exceed five years. Unless otherwise provided at the time of grant, options granted under the 1996 Plan vest at a rate of 25% per year over a four-year period.

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

All options granted under the Plans have an exercise price equal to or in excess of the fair market price of the Common Stock on the grant date.

In 2003, the Company granted NSOs under the 1996 Stock Option Plan to purchase an aggregate of 514,227 shares of Common Stock at $0.33 per share, the closing market price of the Common Stock on the date of the grant, to five of its employees in connection with the reduction in their remuneration during the first four months of 2003.

A summary of the status of the Plans as of December 31, 2003, 2002, and 2001, and the changes during the years ended December 31, 2003, 2002, and 2001 is presented below:

                                                               2003                       2002                       2001
                                                    --------------------------   -------------------------   -----------------------
                                                                    Average                     Average                    Average
                                                                    Exercise                    Exercise                   Exercise
                                                      Options        Price        Options        Price        Options        Price
                                                    ---------       --------      -------       --------      -------       --------
Outstanding at beginning of year                      450,000       $   0.83      465,000       $   0.82       35,000       $   4.43
Granted                                               514,227           0.33                                  440,000           0.61
Exercised
Canceled                                             (135,000)          1.32      (15,000)          0.53      (10,000)          4.50
                                                    ---------       --------      -------       --------      -------       --------
Outstanding at end of year                            829,227           0.44      450,000           0.83      465,000           0.82
                                                    ---------       --------      -------       --------      -------       --------
Options exercisable at year end                       614,227           0.38      121,875           1.39      110,000           1.48
                                                    ---------       --------      -------       --------      -------       --------
Options available for future grant                  1,048,532
                                                    ---------
Weighted-average fair value of options
  granted during the period                          $   0.33                     $ N/A                        $0.59


The Company, through 1998, granted NSOs outside of the Plans to certain officers and directors of, and consultants to, the Company which are exercisable over various periods through November 28, 2006. Certain of these NSOs are performance-based options and become exercisable solely upon the achievement of certain milestones as described in the option agreements and certain NSOs become exercisable immediately in the event of a merger or sale of all or substantially all of the assets of the Company.

In 2001, NSOs were granted to Dr. Long as compensation for his guaranty and collateralization of the Company's line of credit from a bank during 2001. The options were exercisable upon issuance and expire on November 28, 2006.
See Note 17.

A summary of the status of the Company's NSOs granted outside the Plans as of December 31, 2003, 2002, and 2001 and the changes during 2003, 2002, and 2001 are presented below:

        The following table summarizes information about stock options outstanding at December 31, 2003:

                                                              2003                         2002                       2001
                                                    ------------------------      ----------------------      ----------------------
                                                                   Weighted-                    Weighted-                  Weighted-
                                                                    Average                      Average                    Average
                                                                    Exercise                    Exercise                    Exercise
                                                     Options         Price        Options        Price        Options        Price
                                                    ---------       --------      -------       --------      -------       --------
Outstanding at beginning of period                   386,764           1.06       673,531           2.59      323,531           4.71
Granted                                                                                                       350,000           0.62
Exercised                                                                         (62,745)          0.25
Canceled                                             (18,382)          7.48      (224,022)          5.88         --              --
                                                    ---------       --------      -------       --------      -------       --------
Outstanding at end of year                           368,382           0.74       386,764           1.06      673,531           2.59
                                                    ---------       --------      -------       --------      -------       --------
Options exercisable at year end                      368,382           0.74       386,764           1.06      673,531           2.59
                                                    ---------       --------      -------       --------      -------       --------

Weighted-average fair value of options
  granted during the period                         $   N/A                       $   N/A                     $  0.59
                                                    ---------                     -------                     -------



The following table summarizes information about stock options outstanding at December 31, 2003:



                    Number                              Number
                 Outstanding        Weighted-         Exercisable      Weighted-
    Range             at             Average              at            Average
 of Exercise     December 31,       Remaining         December 31,      Exercise
   Prices            2003          Life (Yrs.)           2003            Price
----------          -------           ----             -------         ---------

$     0.33          514,227           4.08             514,227         $    0.33
      0.44            5,000           2.75               2,500              0.44
      0.62          660,000           2.92             447,500              0.62
      1.00            6,127           0.08               6,127              1.00
      4.00           12,255           0.08              12,255              4.00
                  ---------                            -------
                  1,197,609                            982,609
                  =========                            =======


As provided by SFAS 148, the fair value of each option granted before the IPO in 1996 is estimated on the date of grant using the minimum value method, and the fair value of each option grant after the IPO is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for option grants during 2003 with an expected life of five years: (a) dividend yield of 0.0%; (b) expected volatility of 98.76%; and
(c) risk-free interest rate of 3.98%. The following weighted-average assumptions were used for option grants during 2001 with an expected life of five years: (a) dividend yield of 0.0%; (b) expected volatility of 191%; and (c) risk-free interest rate of 4.38%. There were no options granted in 2002.

Had compensation cost for the Plans been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net loss and net loss per common and common equivalent share for the years ended December 31, 2003, 2002 and 2001 would have been increased to the pro forma amounts indicated below:

                                         2003           2002           2001
                                      -----------    -----------    -----------
Net loss, as reported                 $(2,164,698)   $(2,888,789)   $(2,238,687)
Add: Total stock-based
  employee compensation
  expense determined under
  fair value based method for
  all awards, net of related tax
  effects                                (133,961)        (8,455)      (264,155)
                                      -----------    -----------    -----------
Pro forma net loss                    $(2,298,659)   $(2,897,244)   $(2,502,842)
                                      ===========    ===========    ===========
Earnings per share:
Basic and diluted loss per share:
  As reported                         $     (0.08)   $     (0.11)   $     (0.09)
                                      ===========    ===========    ===========
  Pro forma                           $     (0.09)   $     (0.11)   $     (0.10)
                                      ===========    ===========    ===========


19. DEVELOPMENT STAGE COMPANY

The Company is in the development stage, and its operations are subject to the risks inherent in the establishment of a new business with previously untested technology. The Company has generated nominal revenues and has accumulated losses of more than $66 million for the period from inception through December 31, 2003. Since inception, the Company has financed its operations primarily by the issuance of equity securities, interest income on the then unutilized proceeds from these issuances and short-term borrowings.

During 2003, the Company financed its operations with (a) borrowings of $200,000 from a bank credit facility repayable on May 2, 2004, repayment of which is guaranteed, and collateralized, by Dr. Long and his affiliates, (b) $500,000 of advances from Dr. Long and his affiliates, and (c) $637,500 of Notes due December 31, 2004. See Notes 9, 10 and 11.

The Company requires the immediate infusion of long-term capital to continue it operations. See Note 1.

20. SUBSEQUENT EVENT

Subsequent to the date of the financial statements, the Company completed, on February 20, 2004, its $1 million private placement commenced in 2003 by selling an additional 7.25 Units (each Unit consisting of $50,000 principal amount of Notes and 250,000 shares of Common Stock) for an aggregate of $362,500. See Note
10. In addition to receiving 10% of gross proceeds as commission in cash, the placement agent received five year cashless warrants, exercisable at $0.20 per share, to purchase 10% of the number of shares of Common Stock issued to the holders of the Units. A finder's fees equal to 2.7% of the gross proceeds also was paid to an unaffiliated third party.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On November 20, 2003, upon recommendation of our Board of Directors, we dismissed our independent accountant, Deloitte & Touche LLP ("Deloitte"). Deloitte's reports on our financial statements for the two years ended December 31, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion; however, the audit reports for both these years contained an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. During the two years ended December 31, 2002 and the subsequent interim period through November 20, 2003, we had no disagreement with Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. We have engaged Russell Bedford Stefanou Mirchandani LLP ("RBSM") as our independent accountant as of November 20, 2003 to audit our financial statements for the year ended December 31, 2003. Prior to its engagement, we did not consult with RBSM with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or with regard to any of the items set forth in Item 304(a) (2) (i) and (ii) of Regulation S-B.

Item 8A.     Controls and Procedures.

Dr. David Long, our chief executive officer, and John Stephens, our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as they existed at December 31, 2003. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective to timely alert them to material information required to be disclosed in our periodic filings with the Securities and Exchange Commission.

No changes in our internal controls over financial reporting have occurred since September 30, 2003 that has materially affected our internal controls over financial reporting or is reasonably expected to materially affect our internal controls over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Our directors and executive officers are:

Name                                 Age      Positions and Offices
----                                 ---      ---------------------

David M. Long, Jr., M.D., Ph.D.      75       Chairman of the Board and Chief
                                              Executive Officer

Raymond A. Long, M.D.                44       Director

John D. Stephens                     45       Director and Senior Vice President
                                              and Chief Operating Officer

Each of our current directors was appointed to serve as a director by the then existing Board of Directors. Each director serves until the next annual meeting of stockholders and until his respective successor is elected and qualified, or until his earlier resignation or removal. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors for a term ending at the first meeting of our Board of Directors after the next annual meeting of stockholders, or until his earlier resignation.

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

Dr. Raymond Long was appointed a director on January 9, 2000. Dr. Raymond Long, a graduate of The University of Michigan Medical School, is an orthopedic surgeon in private practice in Saint Albans, Vermont. From July 1999 to June 2000, Dr. Raymond Long was a Fellow in shoulder and elbow surgery at Florida Orthopedics Institute, and for more than the five years prior thereto was associated with the University of Montreal, initially as a Resident in orthopedics and then as a Fellow in anthroplasty and arthroscopy.

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

As none of our directors would be considered to be independent, we do not have an Audit Committee. Our most recent independent directors resigned in December 2002, and we have not had the available financial resources to obtain any replacements. Furthermore, none of our directors would be considered to have the experience to be considered to be an audit committee financial expert.

Our Board of Directors does not have a separate nominating committee, and has no formal procedures relating to consideration of nominees by its stockholders of persons proposed to be elected to its Board of Directors.

None of our directors or executive officers has been involved in any legal proceedings during the past five years that would be material to an evaluation of his ability or integrity to act as such.

Our Board of Directors has adopted a Code of Ethics which applies to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. A copy of our Code of Ethics will be furnished, without charge, to any person upon written request to John Stephens, Senior Vice President, at our principal executive offices.

Other Significant Employees

In addition to our executive officers, Steve Preiss, age 47, our Vice President of Regulatory and Clinical Affairs and Quality Assurance since June 2001, is considered by us to make a significant contribution to our business by assisting us in connection with matters relating to our FDA filing. The services provided to us by Mr. Preiss are as a consultant on behalf of his employer, Synteract, Inc., a regulatory consulting company, where he has been Vice President of Corporate Regulatory and East Coast Business Operations since April 2001. For the five-year period prior thereto, Mr. Preiss was Vice President of Clinical and Regulatory Affairs of UroSurge, Inc., a manufacturer of urological medical devices.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon our review of Forms 3, 4 and 5 filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and a review of written representations received by us, no person who at any time during 2003 was a director, executive officer or beneficial owner of 10% or more of the outstanding shares of our common stock failed to file, on a timely basis, the reports required by Section 16(a) of the Securities Exchange Act, except that
(a) the Long Family Partners II, LP, a 10% beneficial owner of our common stock, failed (on one occasion) to timely file a Forms 4 reporting the distribution of shares of our common stock to its partners, (b) Dr. David Long failed to timely file Forms 4 (on two occasions) reporting (i) interest on a loan to us by a Trust of which Dr. Long is trustee which was payable in shares of our common stock, (ii) the distribution of shares from a family partnership to its partners, and (iii) a gift to a trust in which Dr. Long's spouse is a trustee, and (c) John Stephens failed to timely file a Form 4 reporting options granted to him to acquire shares of our common stock.

Item 10.   Executive Compensation.

Summary of Executive Compensation

The following table sets forth information concerning compensation for services in all capacities awarded or paid to, or earned by, our chief executive officer and our other executive officer who received, on an accrual basis, cash compensation from us aggregating at least $100,000 during the year ended December 31, 2003.

                                          Summary Compensation Table
                                                                                         Long-Term
                                                                                        Compensation
                                                      Annual Compensation                  Awards
                                                      -------------------                  ------
Name                                                                                No. of Securities       All Other
and Principal Positions              Year        Salary       Bonus       Other     Underlying Options    Compensation
-----------------------              ----        ------       -----       -----     ------------------    ------------
David M Long, Jr., M.D.,Ph.D.        2003          --           --           --               --               --
  Chairman and Chief
  Executive Officer
                                     2002          --           --           --               --               --
                                     2001          --           --           --      350,000 shares(1)         --

John D. Stephens                     2003     $ 60,843(2)    $ 2,000         --      101,538 shares(3)         --
  Senior Vice President and
  Chief Operating Officer
                                     2002     $110,000          --           --               --               --
                                     2001     $100,000       $20,000    $11,723(4)    85,000 shares(5)         --

-------------------------------

     (1) Represents stock options granted at an exercise price of $0.62 per share, the closing price of our common stock on the date of grant, in lieu of compensation as an executive officer in 2001 and as consideration for guaranteeing our bank line of credit in 2001. These options currently are immediately exercisable.

     (2) Excludes $33,574 salary due to him for 2003, but not paid. This unpaid salary, and an agreed premium thereon (and for late paid salary) of $48,583, aggregating $82,157, is being deferred until we determine that adequate funds are available.

     (3) Represents stock options granted on February 4, 2003 under our 1996 Stock Option Plan at an exercise price of $0.33 per share, the closing price of our common stock on the date of grant. These options currently are immediately exercisable. The options were issued in lieu of salary for four months in 2003.

     (4) Represents reimbursement for a personal tax-related expense incurred in a prior year.

     (5) Represents stock options granted under our 1992 Employee Stock Incentive Plan at an exercise price of $0.62 per share, the closing price of our common stock on the date of grant. These options currently are immediately exercisable.

Stock Options Granted

The following table sets forth the details of stock options granted during 2003 to our Executive Officers named in the above Summary Compensation Table. We did not grant any stock appreciation rights in 2003.

                               Options Granted in Last Fiscal Year

                          Number of Securities      % of Total Options       Exercise or
                           Underlying Options      Granted to Employees       Base Price     Expiration
Name                             Granted              in Fiscal Year          ($/Share)         Date
----                             -------              --------------          ---------         ----
John D. Stephens               101,538(1)                  19.7%                $0.33          2/4/08

-------------------------------

     (1) The options, which were granted under our 1996 Stock Option Plan as of February 4, 2003, became exercisable on August 4, 2003.

Aggregated Options Exercised and Year-End Values

The following table sets forth the total number of exercisable and unexercisable stock options held by each of our executive officers named in the above Summary Compensation Table who held any stock options as of December 31, 2003. No options to purchase our common stock were exercised by any of our executive officers during the year ended December 31, 2003 and no stock appreciation rights were outstanding during such year.


              Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

                                   Number of Securities Underlying          Value of Unexercised
                                         Unexercised Options                In-the-Money Options
                                         at December 31, 2003               at December 31, 2003
                                         --------------------               --------------------
Name                               Exercisable       Unexercisable      Exercisable    Unexercisable
----                               -----------       -------------      -----------    -------------
David M. Long, Jr.                 350,000 shares         -0-               -0-              -0-

John D. Stephens                   186,538 shares         -0-             $2,031             -0-

Compensation of Directors

No cash compensation was paid to our directors during the year ended December 31, 2003, and we have no standard arrangements pursuant to which directors are compensated for any services provided as such.

Our 1996 Stock Option Plan for Non-Employee Directors provides for the automatic grant of nonqualified stock options to non-employee directors. Under the Plan, 150,000 shares of our common stock have been reserved for issuance upon exercise of options to non-employee directors. The Plan provides for the automatic grant of options to eligible directors. Each non-employee director who joins the Board will automatically receive, unless waived, an initial grant of options to purchase 10,000 shares of our common stock at an exercise price equal to the fair market value per share at the date of grant, subject to vesting in three equal annual installments. In each year, other than the year in which a director receives an initial grant of options, that director will automatically receive, unless waived, options to purchase 2,500 shares of our common stock on the date of the Annual Meeting of Stockholders, which vest immediately upon being granted. No options have been granted under the Plan during the last five years. If any options granted under the Plan, for any reason, expire or are canceled or otherwise terminated without having been exercised in full, the shares allocable to the unexercised portion of these options again become available for grants under the Plan. The term of each option granted under the Plan is ten years. Options granted under the Plan must be exercised before the earlier of (a) the scheduled expiration date, or (b) one year following the date of termination of service. The exercise price of an option is payable upon exercise in cash. As of February 20, 2004, options for 150,000 shares of our common stock are available for future grant under the Plan. Unless sooner terminated by the Board, the Plan expires in January 2006.

Employment contracts

We do not have any employment contracts or change-in-control arrangements with any of our executive officers. Mr. Stephens is currently employed by us at an annual salary of $110,000, although a portion of his 2003 salary has been voluntarily deferred until such time, if at all, as we obtain sufficient funding, at which time Mr. Stephens will receive such deferred amount plus a premium of 100% thereon.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 22, 2004, the number of shares of our common stock beneficially owned by (a) each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding common stock,
(b) each of our current directors, (c) each of the persons named in the Summary Compensation Table appearing under Item 10. - "Executive Compensation", and (d) all our directors and executive officers, as a group (three persons). Except as indicated in the footnotes to this table, we believe that the persons named in this table have sole voting and investment power with respect to the shares of our common stock indicated.

Name (1)                                             Shares Beneficially Owned (2)      Percent of Class
--------                                             -------------------------          ----------------
Long Family Partners II, LP(3)                                  3,568,697                    11.5%
David M. Long, Jr., M.D. Ph.D.                                 11,208,459(4)                 35.2%
Raymond A. Long, M.D.                                           4,077,370(5)                 13.1%
Hambrecht & Quist Capital Management LLC (6)                    1,878,866                     6.0%
John D. Stephens                                                  286,538(7)                  0.9%
All directors and executive officers, as a group               15,572,367(8)                 48.6%

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

     (4) Consists of (a) 3,568,697 shares owned by Long Family Partners II, LP (referred to in note 3, above), of which Dr. Long is the managing partner, (b) 3,348,095 shares held of record, (c) 8,087 shares held in "street name" by the Long Family Trust, of which Dr. Long and his spouse are co-trustees, (d) 1,227,508 shares held by the David and Donna Long Family Foundation, of which Dr. Long and his spouse are co-trustees, (e) 504,108 shares held by the David M. Long, Jr. Separate Property Trust, of which Dr. Long is trustee (including 410,358 unissued shares (which are currently issuable) accrued to the Trust's account for interest due on the Trust's loan to us, which interest is payable in shares of our common stock at the end of each quarter (f) 657,391 shares held by Donna R. Long, Dr. Long's spouse, with respect to which beneficial ownership is disclaimed, (g) 923,223 shares held by the Donna R. Long Separate Property Trust, of which Dr. Long's spouse is trustee, with respect to which beneficial ownership is disclaimed,
         (h) 621,350 shares held in trusts for the benefit of Dr. Long's grandchildren, of which Dr. Long is co-trustee, and (i) 350,000 shares currently issuable upon exercise of stock options.

     (5) Consists of (a) 1,272,370 shares held of record, (b) 2,800,000 shares held by Raymond A. Long u/a 01/01/91 retirement plan, and (c) 5,000 shares currently issuable upon exercise of stock options.

     (6) Hambrecht & Quist Capital Management LLC has filed a Schedule 13G with the SEC, dated February 6, 2004, in which it indicates that as of December 31, 2003 (a) its address is 30 Rowes Wharf, 4th Floor, Boston, Massachusetts 02110-3328, (b) it disclaims any beneficial ownership in the shares it reports, (c) such shares are owned for certain client accounts, and (d) it and such accounts are not acting as a group for purposes of Section 13(d) under the Securities Exchange Act of 1934.

     (7) Consists of (a) 100,000 shares held of record, and (b) 186,538 shares currently issuable upon exercise of stock options.

     (8) Consists of the amounts listed in the table as being beneficially owned by Dr. David Long, Dr. Raymond Long and John D. Stephens.

We do not know of any arrangements that may result in a change of control of our company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2003 (a) the number of our securities issuable upon the exercise of outstanding options, warrants and rights, (b) the weighted-average exercise price of such outstanding options, warrants and rights, and (c) the number of our securities remaining available for future issuance, with respect to each of our compensation plans (including individual compensation arrangements).


                                    Equity Compensation Plan Information

                                                                                                     (c)
                                                                                             Number of securities
                                       (a)                                                 remaining available for
                              Number of securities to be             (b)                   future issuances under
                              issued upon exercise of        Weighted-average exercise    equity compensation plans
                                outstanding options,       price of outstanding options,    (excluding securities
Plan category                   warrants and rights           warrants and rights          reflected in column (a))
-------------                   -------------------           -------------------          ------------------------
Equity compensation
  plans approved by
  security holders                    829,227                        $0.56                        1,048,532
Equity compensation
  plans not approved by
  security holders                     318,750                        0.20                          181,250
                                     ---------                       -----                        ---------
     Total                           1,147,977                       $0.46                        1,229,782
                                     =========                       =====                        =========

From time to time, we have entered into agreements with third parties who have agreed to render investment banking, public relations and financial advisory services to us. During 2003, we issued an aggregate of 793,749 shares of our common stock to such third parties for their services, which shares were valued at the closing market price of our common stock on the date the shares were issued or the services were rendered. In addition, we agreed to issue to CGF Securities, Inc., the placement agent for our $1 million private placement which commenced in December 2003 and was completed in February 2004, as partial compensation for its services in the placement, warrants to purchase 10% of the shares of our common stock which we issued to the investors in the placement. The warrants are exercisable during a five year period at $0.20 per share. The equity compensation plan not approved by shareholders that is referred to in the above table represents our agreement with CGF Securities, and assumes that we will not be required to issue any additional shares of our common stock to the investors in the placement as a result of our failure to meet certain time schedules agreed with the investors.

Item 12.   Certain Relationships and Related Transactions.

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

In June 1992, we entered into a patent royalty agreement with Abel, which assigned to us all of Abel's rights and interests in all inventions and/or technology conceived and/or developed by Abel or Dr. David Long in connection with laboratory services performed by Abel for us which relate to the use of bioelectronics in the diagnosis, screening or management of disease, infection, ovulation or other bioelectric events. Under the agreement, Abel is entitled to royalties of 5% of the net sales of products incorporating any of these inventions or technology which are embodied in any patent issued to us, during the life of the patent, as well as 20% of the net proceeds we may receive from the license of the patent to others, up to a maximum of $2 million. As of March 22, 2004, one patent has been issued to us that is covered by the agreement, although we have not obtained any revenues therefrom.

In January 2001, we entered into an oral arrangement with Abel for the sublease of approximately 5,000 square feet of furnished and laboratory equipped space. Under the arrangement, we pay Abel the same amount of rent charged Abel, Abel's current monthly rent is $4,998. The lease currently expires April 1, 2005, and has a one year renewal option. We intend to move all of our operations to this leased space when, and if, cash resources become available. We have moved a portion of our research and development records to this leased space, although the Company's administrative and regulatory and quality assurance functions are still carried out in, and our full-time employees are still located at, our Alpharetta, Georgia office. We paid monthly rent to Abel until September 30, 2002, at which time Abel waived the rental charges from the three months ended December 31, 2002. For additional information, see Item 2. "Description of Property." As of December 31, 2003, we owed an aggregate of $198,281 for rent and other expenses paid by Abel on our behalf, including $55,516 for services rendered prior to 1998.

In June 2000, we obtained a $500,000 line of credit from California Bank & Trust, repayment of which has been personally guaranteed by Dr. David Long and certain of his affiliates and secured by their collateral. The line was increased in November 2001 to $750,000, in January 2002 to $1 million and, in June 2003, to $1.2 million. As of December 31, 2003, the line was fully utilized. In December 2001, we granted Dr. Long an option to acquire 350,000 shares of our common stock at $0.62 per share (the closing price of our common stock on the date of grant) as compensation for such guaranty and collateralization with respect to the 2001 year; we have not compensated Dr. Long or any of his affiliates with respect to their guaranty or collateralization since such time, nor do we have any written obligation to do so.

In March 2002, Dr. David Long issued his written commitment to us to provide all of our financing needs to enable us to meet our operating requirements through the end of 2002. Dr. Long then advanced $1,050,000 to us. The advances, which bear interest at 2% above the prime rate, are unsecured and currently payable on demand. Interest on the advances is calculated quarterly, and is payable in unregistered shares of our common stock unless Dr. Long requests payment in cash for the calendar quarter before the beginning of that quarter. The number of shares to be issued for quarterly interest is determined using the closing price of our common stock on the last business day of the calendar quarter. During 2002 and 2003, interest on the advances amounted to $36,954 and $65,432, respectively and, since Dr. Long did not request any cash payment, an aggregate of 111,712 and 298,646 shares of our common stock were reserved for issuance in payment of such accrued interest with respect to 2002 and 2003, respectively. At March 22, 2004, none of such 410,358 reserved shares of our common stock have been issued.

On November 5, 2002, an affiliate of Dr. David Long lent us $450,000 for our operating requirements against a three-year convertible note. The note bears interest of 10% per annum, payable on maturity of the note. The note contains an option, at maturity, to convert all amounts due, including accrued interest, thereunder into unregistered shares of our common stock at the rate of $0.40 per share, the closing price on November 5, 2002. Interest for 2002 and 2003 under the note amounted to $6,311 and $39,320, respectively.

In order to meet our operating requirements, an affiliate of Dr. David Long lent us $475,000 in January 2003, and lent us an additional $30,406 later in 2003. These advances, which were outstanding on March 22, 2004, bear interest at 10% per annum and are due on demand. Dr. Long has discussed a possible amendment to the terms of the loan, including possible conversion into shares of our common stock. At December 31, 2003, interest of $48,759 has been accrued for these loans.

During 2003, we were unable to pay our employees, including John Stephens, our Senior Vice President and Chief Operating Officer, all previously agreed compensation. We agreed with Mr. Stephens to defer $33,574 of his 2003 compensation until such time, if at all, as we have the financial ability to make such payment and agreed that, at the time of such payment, we would pay him an additional $48,583. In addition, during 2003, in consideration for Mr. Stephens' voluntary agreement to temporarily reduce his compensation during a four month period, we issued him non-qualified options under our 1996 Stock Option Plan to acquire an aggregate of 101,538 shares of our common stock at a price of $0.33 per share, the closing price of our common stock on the date of grant. Such options became fully exercisable on August 4, 2003 and expire February 4, 2008.

Item 13.   Exhibits and Reports on Form 8-K.

(a) Exhibits.
    ---------

     2. Plan of purchase, sale, reorganization, arrangement, liquidation or succession. - None

     3.(i) Articles of incorporation.

          3.1 Fifth Amended and Restated Certificate of Incorporation of Biofield Corp., as filed with the Secretary of State of the State of Delaware on October 6, 2000. (1)

      (ii) By-laws.

          3.2       By-laws of Biofield Corp. (2)

     4. Instruments defining the rights of security holders, including indentures.

          4.1 Form of Promissory Note, due December 31, 2004, issued by Biofield Corp. in 2003 private placement. (8)

          4.2 Form of Subscription Agreement between Biofield Corp. and investors who participated in 2003 private placement. (8)

     9.   Voting trust agreement and amendment. - None

     10.  Material contracts.

          10.01 Registration Rights Agreement between Biofield Corp. and John D. Stephens dated as of April 22, 1993. (3)

          10.02 Form of Stock Purchase Option Agreement between Biofield Corp. and Abel Laboratories, Inc., dated as of June 1, 1992. (3)

          10.03 Patent Royalty Agreement between Biofield Corp. and Abel Laboratories, Inc., dated as of June 1, 1992. (3)

          10.04 Master Laboratory Services Agreement between Biofield Corp. and Abel Laboratories, Inc., dated as of January 1, 1994. (3)

          10.05     Biofield Corp. 1992 Stock Incentive Plan. (3)

          10.6      Biofield Corp. 1996 Stock Option Plan, as amended. (4)

          10.7 Biofield Corp. 1996 Stock Option Plan for Non-Employee Directors. (3)

          10.8 Escrow Agreement among C. Leonard Gordon, Biofield Corp. and Warshaw Burstein Cohen Schlesinger & Kuh, LLP, as escrow agent, dated December 28, 1999. (1)

          10.9 License Agreement between Biofield Corp. and Cardio Dynamics International Corporation dated October 16, 2000. (1)

          10.10 Share Option Agreement, dated as of March 16, 1995, between Biofield Corp. and David M. Long, Jr., M.D. (1)

          10.11 Form of Share Option Agreement between Biofield Corp. and Raymond A. Long, M.D., dated September 5, 2001. (5)

          10.12 Share Option Agreement, dated as of November 29, 2001, with David M. Long, Jr., M.D. (5)

          10.13 Share Option Agreement, dated as of November 29, 2001, with John D. Stephens. (5)

          10.14 Form of Share Option Agreement, dated November 29, 2001, with Steven Preiss. (5)

          10.15 Form of Share Option Agreement, dated November 29, 2001, with various Biofield Corp. employees. (5)

          10.16 10% Convertible Promissory Note, dated November 8, 2002 by Biofield Corp. in favor of David M. Long, Jr. (6)

          10.17 Demand Promissory Note, dated January 3, 2003, by Biofield Corp. in favor of David M. Long Separate Property Trust. (7)

          10.18 Investment Banking Services Agreement, dated March 5, 2003, between Biofield Corp. and iCapital Finance, Inc. (7)

          10.19 Consulting Agreement, dated March 5, 2003, between Biofield Corp. and Randall Letcavage and Rosemary Nguyen. (7)

          10.20 Redesign Agreement, dated October 15, 2001, between Biofield Corp. and TriVirix International Limited. (7)

          10.21* Form of Share Option Agreement, dated February 4, 2003, with various Biofield Corp. employees.

          10.22* Service Agreement, dated July 8, 2003, between Biofield Corp. and MRB Investor Relations, LLC.

          10.23* Agreement for Financial Advisor, Investment Banker & Placement Agent, dated April 25, 2003 between Biofield Corp and Brooks Houghton & Company, Inc. and Brooks, Houghton Securities, Inc.

          10.24* Agreement, dated February 9, 2004, between Biofield Corp. and ROI Group Associates, Inc.

          10.25* Agreement, dated October 16, 2003 between Biofield Corp, and CGF Securities, LLC.

          10.26* Change in Terms Agreement, dated December 11, 2003, between Biofield Corp. and California Bank & Trust.

          10.27* Agreement, dated June 11, 2003, as amended December 11, 2003, by Biofield Corp. to John Stephens.

     13. Annual report to security holders for the last fiscal year, Form 10-Q or 10-QSB or quarterly report to security holders. - Not applicable.

     14.  Code of ethics

          14.1*     Code of Ethics adopted on February 16, 2004.

     16.  Letter on change in certifying accountant

          16.1 Letter from Deloitte & Touche, LLP, Certified Public Accountants to the Commission, dated November 24, 2003. (9)

     18.  Letter on change in accounting principles - Not applicable.

     20. Other documents or statements to security holders or any other document incorporated by reference. - None

     21.  Subsidiaries of the small business issuer

                    Biofield International, Inc. - Incorporated in Delaware

     22. Published report regarding matters submitted to vote of security holders - Not applicable.

     23.  Consent of experts and counsel

          23.1*     Consent of Deloitte & Touche, LLP

          23.2*     Consent of Russell Bedford Stefanou Mirchandani LLP

     24.  Power of attorney - Not applicable.

     27.  Financial Data Schedule - Not applicable.

     31.  Rule 13a-14(a)/15d-14(a) Certifications

          31.1* Certification of David M. Long, Jr. President and Chief Executive Officer

          31.2* Certification of John D. Stephens, Senior Vice President, Chief Operating Officer and Chief Financial Officer

     32.  Section 1350 Certifications

          32.1* Certification of David M. Long, Jr. President and Chief Executive Officer

          32.2* Certification of John D. Stephens, Senior Vice President, Chief Operating Officer and Chief Financial Officer

     99.  Additional Exhibits - None

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

          (3) Incorporated by reference to Biofield's Registration Statement on Form S-1 (Registration No. 333-00796) declared effective on March 19, 1996.

          (4) Incorporated by reference to Biofield's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

          (5) Incorporated by reference to Biofield's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001

          (6) Incorporated by reference to Biofield's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2002.

          (7) Incorporated by reference to Biofield's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002

          (8) Incorporated by reference to Biofield's December 4, 2003 Current Report on Form 8-K.

          (9) Incorporated by reference to Biofield's Current Report on Form 8-K filed on November 20, 2003.


(b) Reports on Form 8-K. We filed the following Current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 2003 and responded therein to the following items:

          (1) November 21, 2003 (filed November 25, 2003) - Items 4 and 7 (with respect to a change in the Company's independent accountants)

          (2) December 4, 2003 (filed December 19, 2003) - Item 5 (with respect to the closing of a $300,000 tranche of a private placement)

Item 14.  Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent accountants during the fiscal years ended December 31, 2003 and December 31, 2002 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. "Audit Related Fees" consisted of consulting fees regarding accounting issues. "All Other Fees" consisted of fees related to the issuance of consents for our S-8 Registration Statements and this Annual Report:


                                         Year ended December 31,
                                       ---------------------------
                                       2003                   2002
                                       ----                   ----

       Audit Fees(1)                 $40,500                $62,247

       Audit Related Fees(2)             -0-                    -0-

       Tax Fees(3)                       -0-                    -0-

       All Other Fees(4)                 -0-                    -0-
                                     -------                -------
       Total                         $40,500                $62,247
                                     =======                =======

---------------------

     (1) The aggregate fees billed for the audit of our annual financial statements and review of our financial statements which were included in our Forms 10-QSB.

     (2) The aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or the review of our financial statements and not included as "Audit Fees".

     (3) The aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning.

     (4) The aggregate fees billed for products and services provided, other than Audit Fees, Audit-Related Fees or Tax Fees.

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 2004
                                BIOFIELD CORP.

                                By: /s/ David M. Long, Jr.
                                    --------------------------------------------
                                    David M. Long, Jr., M.D., Ph.D.
                                    Chairman and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated:  March 30, 2004              /s/ David M. Long, Jr.
                                    --------------------------------------------
                                    David M. Long, Jr., M.D., Ph.D.
                                    Chairman and Chief Executive Officer
                                    and Director
                                    (Principal Executive Officer)

March 30, 2004                      /s/ Raymond A. Long
                                    --------------------------------------------
                                    Raymond A. Long, M.D.
                                    Director

March 30, 2004                      /s/ John D. Stephens
                                    --------------------------------------------
                                    John D. Stephens
                                    Senior Vice President, Chief Operating
                                    Officer and Chief Financial Officer
                                    and Director
                                    (Principal Financial and Accounting Officer)