Form 10QSB
period 2004-03-31
BIOFIELD CORP \DE\
filed 2004-05-14
CIK 1007018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No. [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              31,079,972 shares of common stock as of May 4, 2004.
              -----------------------------------------------------

Transitional Small Business Disclosure Form      Yes [ ]     No  [X]

                                 BIOFIELD CORP.

                                   FORM 10-QSB

                                      INDEX


                                                                     Page Number
                                                                     -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         March 31, 2004 (unaudited) and December 31, 2003                 3

         Condensed Consolidated Statements of Operations
         for the three months ended March 31, 2004 and 2003
         and for the period October 16, 1987 (date of inception)
         through March 31, 2004 (unaudited)                               4

         Condensed Consolidated Statements of Stockholders'
         Equity (Deficit) for the period October 16, 1987
         (date of inception) through March 31, 2004 (unaudited)           5

         Condensed Consolidated Statements of Cash Flows for
         the three months ended March 31, 2004 and 2003 and for
         the period October 16, 1987 (date of inception)
         through March 31, 2004 (unaudited)                              11

         Notes to Unaudited Condensed Consolidated
         Financial Statements                                            13

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   14

Item 3.  Controls and Procedures                                         19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               19
Item 2.  Changes in Securities                                           19
Item 3.  Defaults upon Senior Securities                                 20
Item 4.  Submission of Matters to a Vote of Security Holders             20
Item 5.  Other Information                                               20
Item 6.  Exhibits and Reports on Form 8-K                                20

SIGNATURES                                                               20

PART I.  FINANCIAL INFORMATION

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------
(unaudited)
                                                              March 31,        December 31,
ASSETS                                                          2004               2003
                                                            ------------       ------------
CURRENT ASSETS:
  Cash and cash equivalents                                      265,355            369,332
  Inventories                                                     81,480             81,480
  Other current assets                                         1,085,279            896,540
                                                            ------------       ------------
      Total current assets                                     1,432,114          1,347,352

PROPERTY AND EQUIPMENT - Net                                      11,329              8,131
OTHER ASSETS                                                      22,753             22,753
PATENT AND PATENT APPLICATION - Net                              239,303            248,701
                                                            ------------       ------------
      TOTAL                                                 $  1,705,499       $  1,626,937
                                                            ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                               978,949            925,875
  Accrued expenses                                               489,690            605,999
  Due to affiliate                                               213,912            198,281
  Bank line of credit                                          1,200,000          1,200,000
  Short-term notes payable                                     1,000,000            637,500
  Advances from stockholder                                    1,620,062          1,604,165
                                                            ------------       ------------
      Total current liabilities                                5,502,613          5,171,820

LONG-TERM LIABILITIES:
  Long-term debt - related party                                 514,491            501,942
                                                            ------------       ------------
      Total long-term liabilities                                514,491            501,942

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred Stock, $.001 par value;  authorized
    12,300,000 undesignated shares;
    no shares issued or outstanding
  Common Stock, $.001 par value; authorized 40,000,000
    shares; issued 33,386,103 and 31,573,603 shares at
    March 31, 2004 and December 31, 2003, respectively            33,387             31,574
  Treasury stock - 2,306,131 shares                               (3,100)            (3,100)
  Additional paid-in capital                                  62,659,339         62,167,320
  Accumulated deficit during development stage               (67,001,231)       (66,242,619)
                                                            ------------       ------------
      Total stockholders' equity (deficit)                    (4,311,605)        (4,046,825)
                                                            ------------       ------------
      TOTAL                                                 $  1,705,499       $  1,626,937
                                                            ============       ============

See notes to unaudited consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------
(unaudited)
                                                   Three Months Ended             Period October 16,
                                                       March 31,                     1987 (Date of
                                            -------------------------------       Inception) Through
                                                2004               2003             March 31, 2004
                                            ------------       ------------       ------------------
REVENUE                                           10,550                 --               135,132
COST OF SALES
  Cost of goods sold                                  --                 --                75,447
  Loss on write down of inventory                     --                 --               612,020
                                            ------------       ------------         -------------
GROSS PROFIT                                      10,550                 --              (552,335)

OPERATING EXPENSES:
  Research and development                         4,851             28,630            40,486,740
  Selling, general, and administrative           682,799            439,893            27,488,044
  Gain on disposition of fixed assets                 --                 --                (8,084)
                                            ------------       ------------         -------------
      Total operating expenses                   687,650            468,523            67,966,700


OTHER INCOME (EXPENSE):
  Interest income                                     --                 --             2,476,723
  Interest expense                               (81,512)           (22,409)           (1,069,015)
  Royalty income                                      --             13,654               129,845
                                            ------------       ------------         -------------
      Net (expense) other income                 (81,512)            (8,755)            1,537,553
                                            ------------       ------------         -------------
LOSS BEFORE INCOME TAXES                        (758,612)          (477,278)          (66,981,482)
PROVISION FOR INCOME TAXES                            --                 --               (19,749)
                                            ------------       ------------         -------------
NET LOSS                                    $   (758,612)      $   (477,278)        $ (67,001,231)
                                            ============       ============         =============
NET LOSS PER SHARE:
    Basic and Diluted                            $ (0.02)           $ (0.02)
                                            ============       ============

WEIGHTED-AVERAGE SHARES
    Basic and Diluted                         30,476,263         25,286,223
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

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                            Series A           Series B          Series C
                                                        Preferred Stock    Preferred Stock    Preferred Stock      Common Stock
                                                       ------------------- ----------------- ----------------- --------------------
                                                        Shares    Amount    Shares  Amount    Shares   Amount    Shares  Amount
BALANCE AT DECEMBER 31, 2000                                   --      --        --     --          --      --  27,529,609 $ 27,530
  (brought forward)
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- --------
BALANCE AT DECEMBER 31, 2001                                    -       -         -      -           -       -  27,529,609 $ 27,530
Exercise of Common Stock options                                                                                    62,745       63
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss (unaudited)
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- --------
BALANCE AT DECEMBER 31, 2002                                    -       -         -      -           -       -  27,592,354 $ 27,593
                                                       ==========  ======  ========  =====  ==========  ======  ========== ========
Issuance of Common Stock for consulting
  services ($0.30 per share, net)                              --      --        --     --          --      --      50,000       50
Issuance of Common Stock for consulting
  services ($0.32 per share, net)                                                                                  468,749      468
Issuance of Common Stock for consulting
  services ($0.11 per share, net)                                                                                  275,000      275
Issuance of Common Stock as incentive for
  funding by issue of notes ($0.25 per share net)                                                                 3,187,500    3,188
Common Stock (410,358 shares) to be issued
  for interest accrued on stockholder's advances
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- --------
BALANCE AT DECEMBER 31, 2003                                                                                    31,573,603 $ 31,574
                                                       ==========  ======  ========  =====  ==========  ======  ========== ========
Issuance of Common Stock as incentive for
  funding by issue of notes ($0.25 per share net)              --      --        --     --          --      --   1,812,500    1,813
Common Stock (29,636 shares) to be issued
  for interest accrued on stockholder's advances
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- --------
BALANCE AT MARCH 31, 2004                                      --      --        --     --          --      --  33,386,103 $ 33,387
                                                       ==========  ======  ========  =====  ==========  ======  ========== ========

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                  Deficit
                                                                                Accumulated   Foreign
                                                        Additional                 During     Currency                  Total
                                                         Paid-In     Treasury   Development  Translation            Comprehensive
                                                         Capital       Stock       Stage      Adjustment    Total        Loss
                                                       ------------ ---------- ------------- ----------- ---------- -------------
BALANCE AT DECEMBER 31, 2000                             60,761,167    (3,100) $(58,950,445)        --    1,835,152
(brought forward)
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Net loss                                                                         (2,238,687)             (2,238,687)
Total comprehensive income (loss)                                                                                    $ (2,238,687)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2001                             60,861,167    (3,100)  (61,189,132)        --     (303,535)
Exercise of Common Stock options                             15,623                                          15,686
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Net loss                                                                         (2,888,789)             (2,888,789)
Total comprehensive income (loss)                                                                                    $ (2,888,789)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2002                           $ 60,976,790   $(3,100) $(64,077,921)  $     --  $(3,076,638)
                                                       ============   =======  ============   ========  ===========

Issuance of Common Stock for consulting
  services ($0.30 per share, net)                            14,950                                          15,000
Issuance of Common Stock for consulting
  services ($0.32 per share, net)                           149,532                                         150,000
Issuance of Common Stock for consulting
  services ($0.11 per share, net)                            29,975                                          30,250
Issuance of Common Stock as incentive for
 funding by issue of notes ($0.25 per share net)            793,687                                         796,875
Common Stock (410,358 shares) to be issued
  for interest accrued on stockholder's advances            102,386                                         102,386
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Net loss                                                                         (2,164,698)             (2,164,698)
Total comprehensive income (loss)                                                                                    $ (2,164,698)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2003                           $ 62,167,320  $ (3,100) $(66,242,619)  $     --  $(4,046,825)
                                                       ============   =======  ============   ========  ===========
Issuance of Common Stock as incentive for
  funding by issue of notes ($0.25 per share net)           451,312                                         453,125
Common Stock (29,636 shares) to be issued
  for interest accrued on stockholder's advances             15,707                                          15,707
Memorandum entry to record as expense for
  honorary services rendered by a shareholder                25,000                                          25,000
Net loss                                                                           (758,612)               (758,612)
Total comprehensive income (loss)                                                                                    $   (758,612)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT MARCH 31, 2004                              $ 62,659,339  $ (3,100) $(67,001,231)  $     --  $(4,311,605)
                                                       ============   =======  ============   ========  ===========
                                                                                                                        (Concluded)

See notes to unaudited consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------
(unaudited)                                                                                                       Period October 16,
                                                                                         Three months ended           1987 (Date of
                                                                                              March 31,                 Inception)
                                                                                   ------------------------------        Through
OPERATING ACTIVITIES                                                                   2004              2003         March 31, 2004
                                                                                   ------------      ------------     --------------
  Net loss                                                                         $   (758,612)     $   (477,278)    $ (67,001,231)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                        11,484            12,351         2,684,558
    Amortization of premiums on short-term investments                                                                      156,692
    Amortization of deferred financing costs                                            311,923                             342,065
    Loss on disposal of property and equipment                                                                              194,102
    Loss on license and settlement agreements                                                                                49,026
    Loss on abandonment of patent applications                                                                              303,234
    Loss on inventory write-down                                                                                            612,020
    Vendor settlements                                                                                                      (77,257)
    Noncash compensation                                                                 25,000            25,000         3,333,451
    Gain from disposition of fixed assets                                                                                  (159,473)
    Interest paid in Common Stock                                                        15,707                             415,241
    Consultancy fees paid in Common Stock                                                                                   195,250
    Changes in assets and liabilities:
      Accounts receivable                                                                                                        --
      Inventories                                                                                                          (693,500)
      Other current assets                                                               (1,500)           18,207            (1,500)
      Other assets                                                                                                         (134,582)
      Interest payable                                                                   26,402                             127,103
      Due to affiliate                                                                   15,631                             213,912
      Accounts payable and accrued expenses                                             (63,234)              740         1,425,023
                                                                                   ------------      ------------     -------------
          Net cash used in operating activities                                        (417,199)         (420,980)      (58,015,866)
                                                                                   ------------      ------------     -------------
INVESTING ACTIVITIES
  Acquisitions of property and equipment                                                 (5,284)                         (2,610,691)
  Costs incurred for patents and patent applications                                                                       (782,527)
  Proceeds from sale of property and equipment                                                                              294,748
  Purchases of short-term investments                                                                                   (26,476,638)
  Proceeds from sale and maturity of short-term investments                                  --                --        26,406,378
                                                                                   ------------      ------------     -------------
          Net cash used in investing activities                                          (5,284)               --        (3,168,730)
                                                                                   ------------      ------------     -------------
FINANCING ACTIVITIES
  Repayments of capitalized lease obligations                                                                               (82,234)
  Proceeds from issuance of Series A Preferred Stock - net                                                                8,413,490
  Proceeds from issuance of Series B Preferred Stock - net                                                                1,947,631
  Proceeds from issuance of Series C Preferred Stock - net                                                               11,980,771
  Proceeds from issuance of Common Stock and Common Stock warrants - net                                                 33,023,206
  Proceeds from exercise of Common Stock options and Common Stock warrants                                                  298,546
  Proceeds from issuance of notes payable                                               362,500                           1,000,000
  Notes financing costs                                                                 (46,038)                           (175,845)
  Net bank borrowings (repayments) under a line of credit                                                 (30,236)        1,200,000
  Advances from stockholder and related party                                             2,044           475,000         1,557,450
  Repayments of advances from stockholder                                                                                  (145,000)
  Repurchases of Common Stock held in treasury                                                                               (3,100)
  Proceeds from notes payable issued to stockholder and related party                                                     2,546,533
                                                                                   ------------      ------------     -------------
          Net cash provided by financing activities                                     318,506           444,764        61,561,448
                                                                                   ------------      ------------     -------------
    NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (103,977)           23,784           376,852
    EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                                           (111,497)

  CASH AND CASH EQUIVALENTS:
    BEGINNING OF PERIOD                                                                 369,332             1,413                --
                                                                                   ------------      ------------     -------------
    END OF PERIOD                                                                  $    265,355      $     25,197     $     265,355
                                                                                   ============      ============     =============
                                                                                                                         (continued)

See notes to unaudited consolidated financial statements

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------
(unaudited)                                                                                                       Period October 16,
                                                                                         Three months ended           1987 (Date of
                                                                                              March 31,                 Inception)
                                                                                   ------------------------------        Through
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:                                     2004              2003         March 31, 2004
                                                                                   ------------      ------------     --------------
  Cash paid during the period for interest                                         $ 40,259          $ 12,401         $     618,263
                                                                                   ========          ========         =============

SUPPLEMENTAL SCHEDULE FOR NONCASH INVESTING & FINANCING ACTIVITIES:
  Acquisition of property and equipment under capitalized lease transactions:                                         $      82,234
  During the fiscal year ended March 31, 1994, 222,222 shares of Series A                                             =============
    Preferred were issued in exchange for $1 million in notes payable to a principle stockholder and a former Director:
    Notes payable                                                                                                     $   1,000,000
                                                                                                                      -------------
    Issuance of Series A Preferred Stock                                                                              $   1,000,000
--------------------------------------------------------------------------------                                      =============
  At inception, the Company acquired the rights to a patent and assumed certain liabilities in exchange for 235,294 shares of Common Stock, as follows:
    Fair value of patent acquired                                                                                     $     112,732
    Liabilities assumed                                                                                                     112,432
                                                                                                                      -------------
    Issuance of Common Stock                                                                                          $         300
--------------------------------------------------------------------------------                                      =============
  Pursuant to a license and settlement agreement with respect to an acquired patent (see above), the Company reacquired, during the fiscal year ended
    March 31, 1991, 235,294 shares of Common Stock issued in connection with the acquired patent, which was retired during the fiscal year ended March 31, 1992:
    Remaining carrying value of patent on date of license and settlement agreement                                    $      49,326
    Common Stock returned to the Company                                                                                        300
                                                                                                                      -------------
    Loss on Settlement                                                                                                $      49,026
--------------------------------------------------------------------------------                                      =============
  During the fiscal year ended March 31, 1992, 431,372 shares of Common Stock were exchanged for notes, debt and accrued interest payable to a principal stockholder:
    Notes payable                                                                                                     $      96,660
    Debt                                                                                                                    854,873
    Accrued interest                                                                                                        297,148
                                                                                                                      -------------
    Issuance of Common Stock                                                                                          $   1,248,681
--------------------------------------------------------------------------------                                      =============
  During the fiscal year ending December 31, 2003, 793,749 shares of Common
    Stock were exchanged for services rendered by consultants:
    Fair value of services rendered                                                                                   $     195,250
                                                                                                                      -------------
    Issuance of Common Stock                                                                                          $     195,250
--------------------------------------------------------------------------------                                      =============
  During the fiscal year ending December 31, 2003, the Company transferred accrued interest on advances from a principal stockholder to be exchanged for 410,358 shares of Common Stock:
    Accrued interest                                                                                                  $     102,386
                                                                                                                      -------------
     Additional Paid-In Capital (pending Issuance of Common Stock)                                                    $     102,386
--------------------------------------------------------------------------------                                      =============
  During the fiscal year ending December 31, 2003, 3,187,500 shares of Common
    Stock were issued as incentive for funds secured against notes payable under a private placement funding:
    Fair value of Finance costs                                                                                       $     796,875
                                                                                                                      -------------
    Issuance of Common Stock                                                                                          $     796,875
--------------------------------------------------------------------------------                                      =============
  During the quarter ending March 31, 2004, 1,812,500 shares of Common Stock were issued as incentive for funds secured against notes payable under a private placement funding:
    Fair value of Finance costs                                                                                       $     453,125
                                                                                                                      -------------
    Issuance of Common Stock                                                                                          $     453,125
--------------------------------------------------------------------------------                                      =============
  During the quarter ending March 31, 2004, the Company transferred accrued interest on advances from a principal stockholder to be exchanged for
    29,636 shares of Common Stock:
    Accrued interest                                                                                                  $      15,707
                                                                                                                      -------------
    Additional Paid-In Capital (pending Issuance of Common Stock)                                                     $      15,707
--------------------------------------------------------------------------------                                      =============
                                                                                                                         (Concluded)

See notes to unaudited consolidated financial statements

BIOFIELD CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. GOING CONCERN BASIS OF ACCOUNTING - As shown in the accompanying financial statements, Biofield Corp. (the "Company") continues to incur significant losses. As of March 31, 2004, the Company's current liabilities exceeded its current assets by $4.1 million and its total liabilities exceeded its total assets by $4.3 million. These factors raise substantial doubt about the Company's ability to continue as a going concern.

During 2002, the Company financed its operations almost entirely with $1,750,000 of borrowings obtained from, or with the assistance of, Dr. David M. Long, Jr., M.D., Ph.D., its Chairman, Chief Executive Officer and principal stockholder ("Dr. Long"), and certain of his affiliates.

In the first quarter of 2003, the Company instituted a cost reduction program that included lowering salaries of its six then current employees and some of its consultants, minimizing use of outside consultants, arranging with its employees and a consultant to accept options to acquire the Company's Common Stock for a portion of their services, and limiting its marketing activities. In January 2003, Dr. Long advanced $475,000 to enable the Company to meet its then projected minimum financial requirements. As of March 31, 2004, the aggregate amount due to Dr. Long and his affiliates, including advances made by him in 2003 and 2004, liability for a three-year promissory note amounting to $450,000 and interest accrued on all the debts due to him, is $2,351,465.

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

In June 2003, the Company's bank line of credit was increased by $200,000 to $1.2 million upon the furnishing of additional collateral provided to the bank by Dr. Long and certain of his affiliates. The line will expire on November 2, 2004, unless renewed.

In October 2003, the Company entered into an agreement with a placement agent for assistance in obtaining short-term bridge financing agreement of up to $700,000 (subsequently increased to $1 million) in a private placement on a best effort basis. In December 2003, the Company received gross proceeds of $637,500 against issuance of $637,500 principal amount of notes payable and 3,187,500 shares of Common Stock. During January and February 2004, the Company received further gross proceeds of $362,500 and issued an additional $362,500 of notes payable and 1,812,500 shares of Common Stock. On May 3, 2004, the Company signed a similar agreement with the same placement agent to secure further short-term bridging finance of up to $800,000. The Company intends to use the proceeds from this placement to finance the expense to complete its FDA application, to obtain approval to market the Biofield Diagnostic System in the United States, marketing of the Company's device in certain European countries and to keep the Company operational for approximately four months. The Company is attempting to raise long-term capital of approximately $5 million to $7 million to enable it to commercialize its device (assuming FDA approval is obtained) and maintain its operations. The infusion of long-term capital is essential for the Company to continue its operations.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as at December 31, 2003, and the footnotes thereto which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

3. CONSOLIDATED FINANCIAL STATEMENTS - The consolidated financial statements include the accounts of the Company and Biofield International, Inc. All intercompany transactions and balances have been eliminated in consolidation.

4. NET LOSS PER SHARE - The basic and diluted loss per share is computed based on the weighted average number of common shares outstanding. Common equivalent shares totaling 1,179,227 are not included in the share calculations since the effect of their inclusion would be antidilutive.

5. STOCK-BASED EMPLOYEE COMPENSATION - At March 31, 2004, the Company had three stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                    Quarter ended
                                          ----------------------------------
                                          March 31, 2004      March 31, 2003
                                          --------------      --------------
    Net loss, as reported                   $(758,612)         $(477,278)
    Add: Total stock-based
      employee compensation
      expense determined under
      fair value based method for
      all awards, net of related tax
      effects                                  (1,415)              (273)
                                            ---------          ---------
    Pro forma net loss                      $(760,027)         $(477,551)
                                            =========          =========

    Earnings per share:
    Basic and diluted loss per share:
      As reported                             $ (0.02)           $ (0.02)
      Pro forma                               $ (0.02)           $ (0.02)
                                              =======            =======


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As a development stage company, we have incurred net losses since inception through March 31, 2004 of approximately $67 million. Our current liabilities exceeded our current assets by approximately $4.1 million, and our total liabilities exceeded our total assets by approximately $4.3 million. These factors raise substantial doubt about our ability to continue our operations without obtaining immediate funding.

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

On December 4, 2003, we sold $300,000 of our securities in the first tranche of the placement. The remaining tranches of $337,500, $250,000 and $112,500 closed on December 29, 2003, January 21, 2004 and February 20, 2004, respectively. $100,000 principal amount of our 12% promissory Notes and 500,000 shares of our common stock were issued for each $100,000 received and we issued to the placement agent five-year warrants to purchase an aggregate of 500,000 shares of our common stock at a purchase price of $0.20 per share. The Notes are due and payable on the earlier of the date that we receive gross proceeds aggregating at least $2.5 million from the sale of our debt and equity securities (for which purpose, all such sales within a six month period would be aggregated) or December 31, 2004. If the notes are not paid by December 31, 2004 (i) we are obligated to issue an additional 250,000 shares of common stock for each $100,000 principal amount of notes, and (ii) the notes thereafter bear interest at 1.5% per month. Until the Notes are repaid, the holders have the right to participate in any offering by us of our equity securities (including of convertible debt) by using the Notes (and accrued interest thereon) to acquire the equity securities at a 25% discount from the offering price (and if the offering is of convertible debt to acquire such debt at face with the conversion feature at a 25% discount). A portion of the proceeds of the placement are being used to complete our proposed submission to the U.S. Food and Drug Administration ("FDA") for our Biofield Diagnostic Device. If the FDA filing is not made before June 20, 2004, we are required to issue an additional 500,000 shares of common stock to the participants in the placement, as well as an additional 500,000 shares of common stock for each period of 30 days of delay thereafter. We are required to file a registration statement with the SEC on behalf of all purchases of shares of common stock issued and issuable in the placement, at our expense, on or before June 30, 2004 and if such registration is not effected before September 30, 2004, we are required to issue an additional 500,000 shares of common stock to the participants in the placement, as well as an additional 500,000 shares of common stock for each period of 30 days of delay thereafter. The original deadline for the filing of the registration statement was April 20, 2004, but was extended by the placement agent to accommodate the private placement described below.

Our cash resources are being utilized primarily in connection with the actions necessary to seek FDA approval, to market our device in the United States and for the minimum administrative support, including employee salaries, required to sustain our current activities. We currently anticipate that our cash resources will be depleted by the end of May 2004. On May 3, 2004, we entered into another agreement with the placement agents who helped us secure $1 million in December 2003 to seek additional short-term bridge finance up to $800,000 on similar terms and conditions, except for the composition of new units. Each unit in the new placement memorandum consists of 150,000 unregistered shares (not 250,000 shares) of our common stock and a 12% promissory note for $50,000. There is no assurance that we can obtain such financing on a timely basis, if at all.

Liquidity and Capital Resources

We have financed our operations from inception up to November 2003 almost entirely by the issuance of our securities, interest income on the then unutilized proceeds from these issuances and with loans made directly, or guaranteed and collateralized, by Dr. David Long and certain of his affiliates. In December 2003, we secured short-term bridge finance of $1 million.

At March 31, 2004, we had a working capital deficiency of $4,070,499, an increase of $246,031 from December 31, 2003. Our cash and cash equivalents were $265,355 at March 31, 2004, as compared to $369,332 at December 31, 2003.

At March 31, 2004 and December 31, 2003, we had inventory of $81,480. We believe that all items of inventory are currently saleable at prices in excess of carrying cost.

During the quarter ended March 31, 2004, our operating activities utilized $417,199 of net cash, our investing activities used $5,284 and our financing activities provided $318,506 of net cash, $316,462 (net of $46,038 financing costs) of which represented final two tranches of our $1 million private placement. During the corresponding period in 2003, our operating activities utilized $420,980 of net cash and our financing activities provided $444,764 of net cash, which was made up of $475,000 advances received from Dr. David Long and certain of his affiliates, reduced by $30,236 repayment made on the bank line of credit.

In June 2000, we obtained a $500,000 line of credit from a bank, repayment of which has been guaranteed and collateralized by an affiliate of Dr. David Long. The line of credit was increased in November 2001 to $750,000, in January 2002 to $1 million, and in December 2003 to $1.2 million The line of credit has been fully drawn-down and is due to expire, unless extended, on November 2, 2004.

Since 2001, we have been seeking additional third-party funding. During such time, we have retained a number of different investment banking firms to assist us in locating available funding; however, we have not yet been successful in obtaining any of the long-term funding needed to make us into a commercially viable entity. During such period, Dr. David Long and certain of his affiliates have made funding available to us to permit us to maintain certain minimum operations; however, Dr. Long has advised us that we should not expect that he or his affiliates will make any further funds available to us. During the period from December 2003 to February 2004, we were able to obtain short-term financing of $1 million from a private placement (which resulted in net proceeds to us of $811,778, prior to any allocation for the cost of our required registration of the shares of common stock issued in the placement). All of our current funding is expected to be depleted by the end of May 2004. On May 3, 2004, we signed an agreement with our placement agent to secure bridge finance up to $800,000, which if successful, would enable us to continue our operations. Although we are continuing with our efforts to obtain funding to maintain our operations and complete our FDA application, we cannot assure you that we will be successful or that any funding we receive will be received timely or on commercially reasonable terms. Due to our working capital deficiency, and if we do not receive adequate financing, we will be unable to pay our vendors, lenders and other creditors if we cease our operations, since the net realizable value of our non-current assets will not generate adequate cash.

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

Results of Operations

Comparison of the Unaudited Three Months Ended March 31, 2004 (the "2004 Quarter") with the Unaudited Three Months Ended March 31, 2003 (the "2003 Quarter")

We generated revenue of $10,550 from the sale of a device to a distributor in the 2004 Quarter. We did not sell any of our products in the 2003 Quarter.

In the 2004 Quarter, as we sold a device against which we had made a full provision, we did not have any cost of sales charge against this sale. In the 2003 Quarter, we did not incur any cost of sales as we did not sell any products.

Research and development expenses decreased by $23,779, or 83%, to $4,851 in the 2004 Quarter, from $28,630 in the 2003 Quarter, due to a slow down in activities relating to redesign of our device as the project neared completion.

Selling, general and administrative expenses increased by $242,906, or 55%, to $682,799 in the 2004 Quarter from $439,893 in the 2003 Quarter. The increase was largely attributable to the amortization of $311,923 of the finance cost pertaining to $1 million private placement secured in December 2003 and $66,991 spent in connection with our efforts to obtain financing in the 2004 Quarter. The increase in these costs was partly compensated by savings in personnel costs (employees and consultants) of approximately $58,624 and professional fees of $68,983 in the 2004 Quarter.

Amortization of finance costs pertaining to the $1 million private placement was the reason for the increase in total operating expenses of $219,127, or 47%, from $468,523 in the 2003 Quarter to $687,650 in the 2004 Quarter.

We had net interest expense of $81,512 in the 2004 Quarter, compared to $22,409 in the 2003 Quarter, an increase of $59,103, or 264%, due to our increased borrowings for operations.

We had no royalty income in the 2004 Quarter compared to $13,654 we earned in the 2003 Quarter as the licensing agreement which generated this income expired in 2004.

As a result of the foregoing, we incurred a net loss of $758,612 in the 2004 Quarter, compared to a net loss of $477,278 in the 2003 Quarter, an increase of $281,334, or 59%.

Acquisition or Disposition of Plant and Equipment

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We do not anticipate the acquisition of any significant property, plant or equipment during the next twelve months, other than leasehold improvements, computer equipment and peripherals used in our day-to-day operations.

Number of Employees

As of March 31, 2004, we had 5 employees. In order for us to attract and retain quality personnel, we will need to offer competitive salaries to current and future employees.

Limited public market, possible volatility of share price

Our common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol "BZET." As of March 31, 2004, there were 31,079,972 shares of common stock outstanding, although a significant portion thereof is not publicly traded. There can be no assurance that a trading market for our common stock will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by us or our competitors, failure to meet securities analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of our stock price.

Application of Critical Accounting Policies

Impairment of long-lived assets

At March 31, 2004, we had $239,303 of capitalized patent costs. In assessing the recoverability of our patents, we have made assumptions regarding estimated future cash flows and other factors relating to the use of our patents to determine the fair value of the respective assets. If our estimates or their related assumptions change in the future, we may be required to record additional charges for these assets not previously recorded. For the three months ended March 31, 2004 and March 31, 2003, we had patent amortization expense of $9,398. Subsequent impairment losses, if any, will be reflected in operating income in our statement of operations.

Valuation of deferred tax assets

In assessing the realizability of deferred tax assets, we have considered whether it is more likely than not that some portion, or all, of deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At March 31, 2004 and 2003, we have made full provision for our deferred tax assets due to our continued operating losses and inability to assess the likelihood of generating sufficient future taxable income to realize such benefits. Substantially all of our net operating loss carryforwards are subject to limitation and may expire unutilized.

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

Stock-Based Compensation

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

New Accounting Pronouncements

In January 2003, the FASB issued interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), as revised December 2003. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. This interpretation applies immediately to VIEs created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The application of FIN 46 did not have a material effect on our consolidated financial statements.

Special Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-QSB that are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Sometimes these statements contain words like "may," "believe," "expect," "continue," "intend," "anticipate" or other similar words. These statements could involve known and unknown risks, uncertainties and other factors that might significantly alter the actual results suggested by the statements. In other words, our performance might be quite different from what the forward-looking statements imply. The following factors, as well as those discussed above and in our Annual Report on Form

10-KSB for the year ended December 31, 2003, could cause our performance to differ from the expectations implied by our forward-looking statements:

         X Inability to obtain capital for continued operations and the development and commercialization of our products or failure to obtain such capital on a timely basis.

         X Inability to obtain FDA approval for our device in a timely manner, if at all.

         X     Failure to obtain expected results in our clinical trials.

         X     Technological obsolescence of our device.

         X     Changes in governmental regulations in our principal markets.

         X Inability to generate significant market acceptance of our device.

         X     Failure to obtain customers for our device.

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

Item 3.  CONTROLS AND PROCEDURES

Dr. David Long, our chief executive officer, and John Stephens, our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as they existed at March 31, 2004. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective to timely alert them to material information required to be disclosed in our periodic filings with the Securities and Exchange Commission.

No changes in our internal controls over financial reporting have occurred since March 31, 2004 that has materially affected our internal controls over financial reporting or is reasonably expected to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any pending legal proceeding which is not routine litigation incidental to our business or which involves a claim for damages exceeding 10% of our current assets, nor are we aware of any proceeding concerning us that a governmental authority may be contemplating.

Item 2.  Changes in Securities

There are no sales made by us of our securities since January 1, 2004 which were not registered under the Securities Act of 1933 and were not previously disclosed by us in our Annual Report on Form 10-KSB or Quarterly Reports on Form 10-QSB.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our securities holders during the fiscal quarter ended March 31, 2004.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

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

                           BIOFIELD CORP.

Date: May 14, 2004         By: /s/ DAVID M. LONG
                               -------------------------------------------------
                               David M. Long, Jr., M.D., Ph.D.
                               President and Chief Executive Officer
                               (Principal Executive Officer)

Date: May 14, 2004         By: /s/ JOHN D. STEPHENS
                               -------------------------------------------------
                               John D. Stephens
                               Senior Vice President and Chief Operating Officer (Principal Accounting and Financial Officer)