Form 10QSB
period 2004-06-30
BIOFIELD CORP \DE\
filed 2004-08-16
CIK 1007018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004


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

             31,579,972 shares of common stock as of August 4, 2004.
             ------------------------------------------------------


Transitional Small Business Disclosure Form      Yes [ ] No [X]

                                 BIOFIELD CORP.

                                   FORM 10-QSB

                                      INDEX



                                                                     Page Number
                                                                     -----------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 2004 (unaudited)
          and December 31, 2003                                            3

          Consolidated Statements of Operations for the three months and six months ended June 30, 2004 and 2003 and for the
          period October 16, 1987 (date of inception) through
          June 30, 2004 (unaudited)                                        4

          Consolidated Statements of Stockholders' Equity (Deficit)
          for the period October 16, 1987 (date of inception) through
          June 30, 2004 (unaudited)                                        5

          Consolidated Statements of Cash Flows for the six months
          ended June 30, 2004 and 2003 and for the period October
          16, 1987 (date of inception) through June 30, 2004 (unaudited)   8

          Notes to Unaudited Consolidated Financial Statements            10

Item 2.   Management's Discussion and Analysis or Plan of Operation       12

Item 3.   Controls and Procedures                                         17

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                               17
Item 2.   Changes in Securities and Small Business Issuer Purchases
          of Equity Securities                                            17
Item 4    Submission of Matters to a Vote of Security Holders             18
Item 6.   Exhibits and Reports on Form 8-K                                18


SIGNATURES                                                                19

PART I.  FINANCIAL INFORMATION

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(unaudited)

                                                           June 30,      December 31,
                                                         ------------    ------------
ASSETS                                                       2004            2003
CURRENT ASSETS:
  Cash and cash equivalents                              $     31,247    $    369,332
  Inventories                                                  81,480          81,480
  Other current assets                                        866,960         896,540
                                                         ------------    ------------
      Total current assets                                    979,687       1,347,352

PROPERTY AND EQUIPMENT - Net                                    9,342           8,131
OTHER ASSETS                                                   22,753          22,753
PATENT AND PATENT APPLICATION - Net                           229,904         248,701
                                                         ------------    ------------
      TOTAL                                                $ 1,241,68    $  1,626,937
                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                       $  1,059,042    $    925,875
  Accrued expenses                                            387,569         605,999
  Due to affiliate                                            228,746         198,281
  Bank line of credit                                       1,200,000       1,200,000
  Short-term notes payable                                  1,100,000         637,500
  Advances from stockholder                                 1,639,600       1,604,165
                                                         ------------    ------------
      Total current liabilities                             5,614,957       5,171,820

LONG-TERM LIABILITIES:
  Long-term debt - related party                              527,039         501,942
                                                         ------------    ------------
      Total long-term liabilities                             527,039         501,942


STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred Stock, $.001 par value; authorized
    12,300,000 undesignated shares;
    no shares issued or outstanding
  Common Stock, $.001 par value; authorized 40,000,000
    shares; issued 33,886,103 and 31,573,603 shares at
    June 30, 2004 and December 31, 2003, respectively          33,887          31,574
  Treasury stock - 2,306,131 shares                            (3,100)         (3,100)
  Additional paid-in capital                               62,854,546      62,167,320
  Accumulated deficit during development stage            (67,785,643)    (66,242,619)
                                                         ------------    ------------
    Total stockholders' equity (deficit)                   (4,900,310)     (4,046,825)
                                                         ------------    ------------
  TOTAL                                                  $  1,241,686    $  1,626,937
                                                         ============    ============

See notes to unaudited consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(unaudited)

                                               Three Months Ended               Six Months Ended       Period October 16,
                                                    June 30,                        June 30,             1987 (Date of
                                          ----------------------------    ---------------------------- Inception) Through
                                              2004            2003            2004            2003       June 30, 2004
                                                                                                         -------------
REVENUE                                             --              --          10,550              --         135,132
COST OF SALES
  Cost of goods sold                                --              --              --              --          75,447
  Loss on write down of inventory                   --              --              --              --         612,020
                                          ------------    ------------    ------------    ------------    ------------
GROSS PROFIT                                        --              --          10,550              --        (552,335)

OPERATING EXPENSES:
  Research and development                       1,800          12,495           6,651          41,125      40,488,540
  Selling, general, and administrative         694,293         294,776       1,377,095         734,669      28,182,337
  (Gain) on disposition of fixed assets             --              --              --              --          (8,084)
                                          ------------    ------------    ------------    ------------    ------------
      Total operating expenses                 696,093         307,271       1,383,746         775,794      68,662,793


OTHER INCOME (EXPENSE):
  Interest income                                   --              --              --              --       2,476,723
  Interest expense                             (88,319)       (151,385)       (169,831)       (173,794)     (1,157,334)
  Royalty income                                    --          13,654              --          27,308         129,845
                                          ------------    ------------    ------------    ------------    ------------
      Net (expense) other income               (88,319)       (137,731)       (169,831)       (146,486)      1,449,234
                                          ------------    ------------    ------------    ------------    ------------
LOSS BEFORE INCOME TAXES                      (784,412)       (445,002)     (1,543,027)       (922,280)    (67,765,894)
PROVISION FOR INCOME TAXES                          --              --              --              --         (19,749)
                                          ------------    ------------    ------------    ------------    ------------
NET LOSS                                  $   (784,412)   $   (445,002)   $ (1,543,027)   $   (922,280)   $(67,785,643)
                                          ============    ============    ============    ============    ============

NET LOSS PER SHARE:
     Basic and Diluted                    $      (0.03)   $      (0.02)   $      (0.05)   $      (0.04)
                                          ============    ============    ============    ============

WEIGHTED-AVERAGE SHARES
     Basic and Diluted                      31,244,807      25,286,223      30,860,535      25,286,223
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

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                            Series A           Series B          Series C
                                                        Preferred Stock    Preferred Stock    Preferred Stock      Common Stock
                                                       ------------------- ----------------- ----------------- --------------------
                                                        Shares    Amount    Shares  Amount    Shares   Amount    Shares  Amount
BALANCE AT DECEMBER 31, 2000                                   --      --        --     --          --      --  27,529,609 $ 27,530
  (brought forward)
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- --------
BALANCE AT DECEMBER 31, 2001                                    -       -         -      -           -       -  27,529,609 $ 27,530
Exercise of Common Stock options                                                                                    62,745       63
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss (unaudited)
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- --------
BALANCE AT DECEMBER 31, 2002                                    -       -         -      -           -       -  27,592,354 $ 27,593
                                                       ==========  ======  ========  =====  ==========  ======  ========== ========
Issuance of Common Stock for consulting
  services ($0.30 per share, net)                              --      --        --     --          --      --      50,000       50
Issuance of Common Stock for consulting
  services ($0.32 per share, net)                                                                                  468,749      468
Issuance of Common Stock for consulting
  services ($0.11 per share, net)                                                                                  275,000      275
Issuance of Common Stock as incentive for
  funding by issue of notes ($0.25 per share net)                                                                 3,187,500    3,188
Common Stock (410,358 shares) to be issued
  for interest accrued on stockholder's advances
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- --------
BALANCE AT DECEMBER 31, 2003                                                                                    31,573,603 $ 31,574
                                                       ==========  ======  ========  =====  ==========  ======  ========== ========
Issuance of Common Stock as incentive for
  funding by issue of notes ($0.25 per share net)              --      --        --     --          --      --   1,812,500    1,813
Issuance of Common Stock as incentive for
  funding by issue of notes ($0.31 per share net)              --      --        --     --          --      --     500,000      500
Common Stock (29,636 shares) to be issued
  for interest accrued on stockholder's advances               --      --        --     --          --      --          --       --
Common Stock (54,162 shares) to be issued
  for interest accrued on stockholder's advances               --      --        --     --          --      --          --       --
Memorandum entry to record as expense for
  honorary services rendered by a shareholder                  --      --        --     --          --      --          --       --
Net loss                                                       --      --        --     --          --      --          --       --
Total comprehensive income (loss)                              --      --        --     --          --      --          --       --
                                                       ----------  ------  --------  -----  ----------  ------  ---------- --------
BALANCE AT JUNE 30, 2004                                       --      --        --     --          --      --  33,886,103 $ 33,587
                                                       ==========  ======  ========  =====  ==========  ======  ========== ========

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                  Deficit
                                                                                Accumulated   Foreign
0                                                       Additional                 During     Currency                  Total
                                                         Paid-In     Treasury   Development  Translation            Comprehensive
                                                         Capital       Stock       Stage      Adjustment    Total        Loss
                                                       ------------ ---------- ------------- ----------- ---------- -------------
BALANCE AT DECEMBER 31, 2000                             60,761,167    (3,100) $(58,950,445)        --    1,835,152
(brought forward)
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Net loss                                                                         (2,238,687)             (2,238,687)
Total comprehensive income (loss)                                                                                    $ (2,238,687)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2001                             60,861,167    (3,100)  (61,189,132)        --     (303,535)
Exercise of Common Stock options                             15,623                                          15,686
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Net loss                                                                         (2,888,789)             (2,888,789)
Total comprehensive income (loss)                                                                                    $ (2,888,789)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2002                           $ 60,976,790   $(3,100) $(64,077,921)  $     --  $(3,076,638)
                                                       ============   =======  ============   ========  ===========

Issuance of Common Stock for consulting
  services ($0.30 per share, net)                            14,950                                          15,000
Issuance of Common Stock for consulting
  services ($0.32 per share, net)                           149,532                                         150,000
Issuance of Common Stock for consulting
  services ($0.11 per share, net)                            29,975                                          30,250
Issuance of Common Stock as incentive for
 funding by issue of notes ($0.25 per share net)            793,687                                         796,875
Common Stock (410,358 shares) to be issued
  for interest accrued on stockholder's advances            102,386                                         102,386
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Net loss                                                                         (2,164,698)             (2,164,698)
Total comprehensive income (loss)                                                                                    $ (2,164,698)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2003                           $ 62,167,320  $ (3,100) $(66,242,619)  $     --  $(4,046,825)
                                                       ============   =======  ============   ========  ===========
Issuance of Common Stock as incentive for
  funding by issue of notes ($0.25 per share net)           451,312                                         453,125
Issuance of Common Stock as incentive for
  funding by issue of notes ($0.31 per share net)           154,500                                         155,000
Common Stock (29,636 shares) to be issued
  for interest accrued on stockholder's advances             15,707                                          15,707
Common Stock (54,162 shares) to be issued
  for interest accrued on stockholder's advances             15,707                                          15,707
Memorandum entry to record as expense for
  honorary services rendered by a shareholder                50,000                                          50,000
Net loss                                                                         (1,543,024)             (1,543,024)
Total comprehensive income (loss)                                                                                    $ (1,543,024)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT JUNE 30, 2004                               $ 62,854,546  $ (3,100) $(67,785,643)  $     --  $(4,900,310)
                                                       ============   =======  ============   ========  ===========
                                                                                                                        (Concluded)

See notes to unaudited consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

(unaudited)                                                                        Six months ended          Period October 16,
                                                                                        June 30,               1987 (Date of
                                                                             ------------------------------  Inception) Through
                                                                                   2004              2003      June 30, 2004
OPERATING ACTIVITIES                                                                                           -------------
  Net loss                                                                   $  (1,543,027)   $    (922,280)   $ (67,785,646)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                                                   22,870           24,306        2,695,944
    Amortization of premiums on short-term investments                                                               156,692
    Amortization of deferred financing costs                                       696,743                           726,885
    Loss on disposal of property and equipment                                                                       194,102
    Loss on license and settlement agreements                                                                         49,026
    Loss on abandonment of patent applications                                                                       303,234
    Loss on inventory write-down                                                                                     612,020
    Vendor settlements                                                                                               (77,257)
    Noncash compensation                                                            50,000           50,000        3,358,451
    Gain from disposition of fixed assets                                                                           (159,473)
    Interest paid in Common Stock                                                   31,414                           430,948
    Consultancy fees paid in Common Stock                                                                            195,250
    Changes in assets and liabilities:
       Accounts receivable                                                                                                --
       Inventories                                                                                                  (693,500)
       Other current assets                                                             --           25,930               --
       Other assets                                                                                                 (134,582)
       Interest payable                                                             52,856                           153,557
       Due to affiliate                                                             30,465           78,612          228,746
       Accounts payable and accrued expenses                                       (85,260)         249,247        1,402,997
                                                                             -------------    -------------    -------------
          Net cash used in operating activities                                   (743,939)        (494,185)     (58,342,606)
                                                                             -------------    -------------    -------------
INVESTING ACTIVITIES
  Acquisitions of property and equipment                                            (5,284)                       (2,610,691)
  Costs incurred for patents and patent applications                                                                (782,527)
  Proceeds from sale of property and equipment                                                                       294,748
  Purchases of short-term investments                                                                            (26,476,638)
  Proceeds from sale and maturity of short-term investments                             --               --       26,406,378
                                                                             -------------    -------------    -------------
          Net cash used in investing activities                                     (5,284)              --       (3,168,730)

FINANCING ACTIVITIES
  Repayments of capitalized lease obligations                                                                        (82,234)
  Proceeds from issuance of Series A Preferred Stock - net                                                         8,413,490
  Proceeds from issuance of Series B Preferred Stock - net                                                         1,947,631
  Proceeds from issuance of Series C Preferred Stock - net                                                        11,980,771
  Proceeds from issuance of Common Stock and Common Stock warrants - net                                          33,023,206
  Proceeds from exercise of Common Stock options and Common Stock warrants                                           298,546
  Proceeds from issuance of notes payable                                          462,500                         1,100,000
  Notes financing costs                                                            (59,038)                         (188,845)
  Net bank borrowings (repayments) under a line of credit                                            18,616        1,200,000
  Advances from stockholder and related party                                        7,676          475,000        1,563,082
  Repayments of advances from stockholder                                                                           (145,000)
  Repurchases of Common Stock held in treasury                                                                        (3,100)
  Proceeds from notes payable issued to stockholder and related party                   --               --        2,546,533
                                                                             -------------    -------------    -------------
          Net cash provided by financing activities                                411,138          493,616       61,654,080
                                                                             -------------    -------------    -------------
    NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (338,085)            (569)         142,744
    EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                                    (111,497)

  CASH AND CASH EQUIVALENTS:
    BEGINNING OF PERIOD                                                            369,332            1,413
                                                                             -------------    -------------    -------------
    END OF PERIOD                                                            $      31,247    $         844    $      31,247
                                                                             =============    =============    =============

See notes to unaudited consolidated financial statements             (continued)

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

(unaudited)                                                                              Six months ended         Period October 16,
                                                                                              June 30,              1987 (Date of
                                                                                    ----------------------------- Inception) Through
                                                                                        2004             2003       June 30, 2004
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:                                                                  -------------
  Cash paid during the period for interest                                          $      75,585   $      29,974   $     653,589
                                                                                    =============   =============   =============

SUPPLEMENTAL SCHEDULE FOR NONCASH INVESTING & FINANCING ACTIVITIES:
  Acquisition of property and equipment under capitalized lease transactions:                                       $      82,234
                                                                                                                    =============
  During the fiscal year ended March 31, 1994, 222,222 shares of Series A
    Preferred were issued in exchange for $1 million in notes payable to a principle stockholder and a former Director:
    Notes payable                                                                                                   $   1,000,000
                                                                                                                    -------------
    Issuance of Series A Preferred Stock                                                                            $   1,000,000
                                                                                                                    =============
----------------------------------------------------------------------------------
  At inception, the Company acquired the rights to a patent and assumed certain liabilities in exchange for 235,294 shares of Common Stock, as follows:
    Fair value of patent acquired                                                                                   $     112,732
    Liabilities assumed                                                                                                   112,432
                                                                                                                    -------------
    Issuance of Common Stock                                                                                        $         300
                                                                                                                    =============
----------------------------------------------------------------------------------
  Pursuant to a license and settlement agreement with respect to an acquired patent (see above), the Company reacquired, during the fiscal year ended
    March 31, 1991, 235,294 shares of Common Stock issued in connection with the acquired patent, which was retired during the the fiscal year ended March
    31, 1992:
    Remaining carrying value of patent on date of license and settlement agreement                                  $      49,326
    Common Stock returned to the Company                                                                                      300
                                                                                                                    -------------
    Loss on Settlement                                                                                              $      49,026
                                                                                                                    =============
----------------------------------------------------------------------------------
  During the fiscal year ended March 31, 1992, 431,372 shares of Common Stock were exchanged for notes, debt and accrued interest payable to a principal stockholder:
    Notes payable                                                                                                   $      96,660
    Debt                                                                                                                  854,873
    Accrued interest                                                                                                      297,148
                                                                                                                    -------------
    Issuance of Common Stock                                                                                        $   1,248,681
                                                                                                                    =============
----------------------------------------------------------------------------------
  During the fiscal year ending December 31, 2003, 793,749 shares of Common
    Stock were exchanged for services rendered by consultants:
    Fair value of services rendered                                                                                 $     195,250
                                                                                                                    -------------
    Issuance of Common Stock                                                                                        $     195,250
                                                                                                                    =============
----------------------------------------------------------------------------------
  During the fiscal year ending December 31, 2003, the Company transferred accrued interest on advances from a principal stockholder to be exchanged for
   410,358 shares of Common Stock:
    Accrued interest                                                                                                $     102,386
                                                                                                                    -------------
    Issuance of Common Stock                                                                                        $     102,386
                                                                                                                    =============
----------------------------------------------------------------------------------
  During the fiscal year ending December 31, 2003, 3,187,500 shares of Common
    Stock were issued as incentive for funds secured against notes payable under a private placement funding:
    Fair value of Finance costs                                                                                     $     796,875
                                                                                                                    -------------
    Issuance of Common Stock                                                                                        $     796,875
                                                                                                                    =============
----------------------------------------------------------------------------------
  During the six months ending June 30, 2004, 2,312,500 shares of Common Stock were issued as incentive for funds secured against notes payable under a private placement funding:
    Fair value of Finance costs                                                     $     608,125                   $     608,125
                                                                                    -------------                   -------------
    Issuance of Common Stock                                                        $     608,125                   $     608,125
                                                                                    =============                   =============
----------------------------------------------------------------------------------
  During the six months ending June 30, 2004, the Company transferred accrued interest on advances from a principal stockholder to Additonal Paid-in
   Capital account to be exchanged for 83,798 shares of Common Stock:
    Accrued interest                                                                $      31,414                   $      31,414
                                                                                    -------------                   -------------
    Issuance of Common Stock                                                        $      31,414                   $      31,414
                                                                                    =============                   =============
----------------------------------------------------------------------------------

See notes to unaudited consolidated financial statements             (Concluded)

BIOFIELD CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. GOING CONCERN BASIS OF ACCOUNTING - As shown in the accompanying financial statements, Biofield Corp. (the "Company") continues to incur significant losses. As of June 30, 2004, the Company's current liabilities exceeded its current assets by $4.6 million and its total liabilities exceeded its total assets by $4.9 million. These factors raise substantial doubt about the Company's ability to continue as a going concern.

During 2002, the Company financed its operations almost entirely with $1,750,000 of borrowings obtained from, or with the assistance of, Dr. David M. Long, Jr., M.D., Ph.D., its Chairman, Chief Executive Officer and principal stockholder ("Dr. Long"), and certain of his affiliates.

In the first quarter of 2003, the Company instituted a cost reduction program that included lowering salaries of its six then current employees and some of its consultants, minimizing use of outside consultants, arranging with its employees and a consultant to accept options to acquire the Company's Common Stock for a portion of their services, and limiting its marketing activities. In January 2003, Dr. Long advanced $475,000 to enable the Company to meet its then projected minimum financial requirements. As of June 30, 2004, the aggregate amount due to Dr. Long and his affiliates, including advances made by him in 2003 and 2004, liability for a three-year promissory note amounting to $450,000 and interest accrued on all the debts due to him, is $2,395,385.

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

In October 2003, the Company entered into an agreement with a placement agent for assistance in obtaining short-term bridge financing agreement of up to $700,000 (subsequently increased to $1 million) in a private placement on a best effort basis. In December 2003, the Company received gross proceeds of $637,500 against issuance of $637,500 principal amount of notes payable and 3,187,500 shares of Common Stock at a cost of $796,875, which is being amortized over 365 days. Additionally, the Company made cash payments of $129,807 for financing costs that are also amortized over the same period.

During January and February 2004, the Company received further gross proceeds of $362,500 and issued an additional $362,500 of notes payable and 1,812,500 shares of Common Stock at a cost of $453,125, which is being amortized over the remaining 365 days since the initial sale in December 2004. Additionally, the Company made cash payments of $46,038 for financing costs that are also amortized over the same period.

On May 3, 2004, the Company signed a similar agreement with the same placement agent to secure further short-term bridging finance of up to $800,000. Under the new agreement, on June 1, 2004, the Company received gross proceeds of $100,000 against issuance of $100,000 principal amount of notes payable and 500,000 shares of Common Stock at a cost of $155,000, which is being amortized over the 365 days. Additionally, the Company made cash payments of $13,000 for financing costs that are also amortized over the same period.

As of June 30, 2004, the Company has amortized a total of $713,885 of deferred costs which left an aggregate of $866,960 unamortized.

On July 1, 2004, the Company received gross proceeds of $154,000 against issuance of $154,000 principal amount of notes payable and 770,000 shares of Common Stock, and further gross proceeds of $75,000 was received on August 5, 2004 against issuance of $75,000 principal amount of notes payable and 375,000 shares of Common Stock. The Company intends to use the proceeds from this placement to finance the expense to complete its FDA application to obtain approval to market the Biofield Diagnostic System in the United States, marketing of the Company's device in certain European countries and to keep the Company operational for approximately four months. The Company has submitted a 510(k) application to the notified body, KEMA Registered Quality, Inc., for review prior to formal submission to the FDA, the first step to obtain formal regulatory clearance that allow the marketing and sale of the Company's device in the United States. Simultaneously, the Company is attempting to raise long-term capital of approximately $5 million to $7 million to enable it to commercialize its device (assuming FDA approval is obtained) and maintain its operations. The infusion of long-term capital is essential for the Company to continue its operations. There is no assurance the Company will be successful in securing the long-term capital or the balance of the short-term funding.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three months and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as at December 31, 2003, and the footnotes thereto which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.


3. CONSOLIDATED FINANCIAL STATEMENTS - The consolidated financial statements include the accounts of the Company and Biofield International, Inc. All intercompany transactions and balances have been eliminated in consolidation.


4. NET LOSS PER SHARE - The basic and diluted loss per share is computed based on the weighted average number of common shares outstanding. Common equivalent shares totaling 2,223,382 are not included in the share calculations since the effect of their inclusion would be antidilutive.


5. STOCK-BASED EMPLOYEE COMPENSATION - At June 30, 2004, the Company had three stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                              Three months ended                  Six months ended
                                         ------------------------------    ------------------------------
                                         June 30, 2004    June 30, 2003    June 30, 2004    June 30, 2003
                                         -------------    -------------    -------------    -------------
     Net loss, as reported               $    (784,412)   $    (445,002)   $  (1,543,027)   $    (922,280)
     Add: Total stock-based
       employee compensation
       expense determined under
       fair value based method for
       all awards, net of related tax
       effects                                  (1,415)         (44,182)          (2,830)        (109,748)
                                         -------------    -------------    -------------    -------------
     Pro forma net loss                  $    (785,827)   $    (489,184)   $  (1,545,857)   $  (1,032,028)
                                         =============    =============    =============    =============

     Earnings per share:
     Basic and diluted loss per share:
       As reported                       $       (0.03)   $       (0.02)   $       (0.05)   $       (0.04)
       Pro forma                         $       (0.03)   $       (0.02)   $       (0.05)   $       (0.04)
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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

As a development stage company, we have incurred net losses since inception through June 30, 2004 of approximately $68 million. Our current liabilities exceeded our current assets by approximately $4.6 million, and our total liabilities exceeded our total assets by approximately $4.9 million. These factors raise substantial doubt about our ability to continue our operations without obtaining immediate funding.

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

In January 2003, Dr. David Long and certain of his affiliates advanced $450,000 to cover certain minimum operating expenses and, during the first quarter of 2003, we instituted a cost reduction program that included reducing salaries of our six then current employees, reducing use of outside consultants, reducing our marketing activities and arranging with our employees and one of our consultants to accept options to acquire 514,227 shares of our common stock at $0.33 per share as compensation for a portion of their services. In June 2003, Dr. Long and certain of his affiliates deposited additional collateral with our bank as a condition to our bank increasing its line of credit to us by $200,000, which amount was then drawn down. During the second half of 2003, Dr. Long advanced an additional $30,000 to us and we commenced a private placement to raise $1 million.

On December 4, 2003, we sold $300,000 of our securities in the first tranche of the placement. The remaining tranches of $337,500, $250,000 and $112,500 closed on December 29, 2003, January 21, 2004 and February 20, 2004, respectively. $100,000 principal amount of our 12% promissory Notes and 500,000 shares of our common stock were issued for each $100,000 received and we issued to the placement agent five-year warrants to purchase an aggregate of 500,000 shares of our common stock at a purchase price of $0.20 per share. The Notes are due and payable on the earlier of the date that we receive gross proceeds aggregating at least $2.5 million from the sale of our debt and equity securities (for which purpose, all such sales within a six month period would be aggregated) or December 31, 2004. If the notes are not paid by December 31, 2004 (i) we are obligated to issue an additional 250,000 shares of common stock for each $100,000 principal amount of notes, and (ii) the notes thereafter bear interest at 1.5% per month. Until the Notes are repaid, the holders have the right to participate in any offering by us of our equity securities (including of convertible debt) by using the Notes (and accrued interest thereon) to acquire the equity securities at a 25% discount from the offering price (and if the offering is of convertible debt to acquire such debt at face with the conversion feature at a 25% discount). A portion of the proceeds of the placement are being used to complete our proposed submission to the U.S. Food and Drug Administration ("FDA") for our Biofield Diagnostic Device. In March 2004, we submitted a 510(k) application to the notified body, KEMA Registered Quality, Inc., for review prior to formal submission to the FDA, the first step to obtain regulatory clearance that will allow the marketing and sale of our device in the United States. We believe that our filing of the 510(k) application satisfies our undertaking to file an application with the FDA by June 20, 2004 as required by the terms of the subscription agreement relating to the previously completed $1 million private placement. In the event, however, that it was determined that the filing of our 510(k) application did not satisfy such undertaking, we would be required to issue an additional 500,000 shares of our common shock to the participants in the private placement, as well as an additional 500,000 shares of common stock for each period of 30 days after June 20, 2004 in which the undertaking remained unsatisfied.

We are required to file a registration statement with the SEC on behalf of all purchases of shares of common stock issued and issuable in the placement, at our expense, and if such registration is not declared effective before September 30, 2004, we are required to issue an additional 500,000 shares of common stock to the participants in the placement, as well as an additional 500,000 shares of common stock for each period of 30 days of delay thereafter. The original deadline for the registration statement being declared effective was July 20, 2004, but was extended by the placement agent to accommodate the private placement described below.

On May 3, 2004, we entered into another agreement (with the placement agents who helped us secure $1 million in December 2003) to seek additional short-term bridge financing of up to $800,000 on identical terms and conditions as the December 2003 offering. Under the new agreement, we sold $100,000 of our securities in the first tranche of the placement and further tranches of $154,000 and $75,000 of our securities on July 1, 2004 and August 5, 2004, respectively. The Notes are due and payable on the earlier of the date that we receive gross proceeds aggregating at least $3.5 million from the sale of our debt and equity securities (for which purpose, all such sales within a six month period would be aggregated). If the notes are not paid by the due date (i) we are obligated to issue an additional 150,000 shares of common stock for each $100,000 principal amount of notes, and (ii) the notes thereafter bear interest at 1.5% per month. There is no assurance that we can obtain the remaining financing on a timely basis, if at all, under this new agreement.

Our cash resources are being utilized primarily in connection with the actions necessary to seek FDA approval to market our device in the United States, marketing of our product in certain European countries and for the minimum administrative support, including employee salaries, required to sustain our current activities. We currently anticipate that our cash resources will be depleted by the end of September 2004 unless we receive further funding.

Liquidity and Capital Resources

We have financed our operations from inception up to November 2003 almost entirely by the issuance of our securities, interest income on the then unutilized proceeds from these issuances and with loans made directly, or guaranteed and collateralized, by Dr. David Long and certain of his affiliates. In December 2003, we secured a short-term bridge finance of $1 million, and in May 2004, we signed another agreement with the placement agent who assisted us with such $1 million loan, to secure additional short-term bridge financing of $800,000.

At June 30, 2004, we had a working capital deficiency of $4,635,270, an increase of $810,802 from December 31, 2003. Our cash and cash equivalents were $31,247 at June 30, 2004, as compared to $369,332 at December 31, 2003.

At June 30, 2004 and December 31, 2003, we had inventory of $81,480. We believe that all items of inventory are currently saleable at prices in excess of carrying cost.

During the six months ended June 30, 2004, our operating activities utilized $743,939 of net cash, our investing activities used $5,284 and our financing activities provided $411,138 of net cash, $462,500 (net of $59,038 in financing costs) of which represented the final two tranches of our $1 million private placement and first tranche ($100,000) of our new private placement of $800,000. During the corresponding period in 2003, our operating activities utilized $494,185 of net cash and our financing activities provided $493,616 of net cash, which was made up of $475,000 in advances received from Dr. David Long and certain of his affiliates and $18,616 from the bank line of credit.

In June 2000, we obtained a $500,000 line of credit from a bank, repayment of which has been guaranteed and collateralized by an affiliate of Dr. David Long. The line of credit was increased in November 2001 to $750,000, in January 2002 to $1 million, and in December 2003 to $1.2 million. The line of credit has been fully drawn-down and is due to expire, unless extended, on November 2, 2004.

Since 2001, we have been seeking additional third-party funding. During such time, we have retained a number of different investment banking firms to assist us in locating available funding; however, we have not yet been successful in obtaining any of the long-term funding needed to make us into a commercially viable entity. During such period, Dr. David Long and certain of his affiliates have made funding available to us to permit us to maintain certain minimum operations; however, in 2003 Dr. Long advised us that we should not expect that he or his affiliates will make any further funds available to us. During the period from December 2003 to February 2004, we were able to obtain short-term financing of $1 million from a private placement (which resulted in net proceeds to us of $811,778, prior to any allocation for the cost of our required registration of the shares of common stock issued in the placement). On May 3, 2004, we signed an agreement with our placement agent to secure bridge financing up to $800,000, and we have secured $329,000 under this placement. If we are successful in securing the balance of funding under this arrangement, the proceeds would enable us to continue our operations up to September 30, 2004. Although we are continuing with our efforts to obtain funding to maintain our operations and complete our FDA application, we cannot assure you that we will be successful or that any funding we receive will be received timely or on commercially reasonable terms. Due to our working capital deficiency, and if we do not receive adequate and timely financing, we may be forced to cease our operations. Under such circumstances, we will be unable to pay our vendors, lenders and other creditors since the net realizable value of our non-current assets will not generate adequate cash.

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

Results of Operations

Comparison of the Unaudited Six Months Ended June 30, 2004 (the "2004 Period") with the Unaudited Six Months Ended June 30, 2003 (the "2003 Period")

We generated revenue of $10,550 from the sale of a device to a distributor in the 2004 Period. We did not sell any of our products in the 2003 Period.

In the 2004 Period, as we sold a device against which we had made a full provision, we did not have any cost of sales charge against this sale. In the 2003 Period, we did not incur any cost of sales as we did not sell any products.

Research and development expenses decreased by $34,474, or 84%, to $6,651 in the 2004 Period, from $41,125 in the 2003 Period, due to a slow down in activities relating to redesign of our device as the project neared completion.

Selling, general and administrative expenses increased by $642,426, or 87%, to $1,377,095 in the 2004 Period from $734,669 in the 2003 Period. The increase was largely attributable to the amortization of $696,743 of the finance cost pertaining to the private placements of $1 million completed in February 2004 and the ongoing $800,000 private placement, and an increase of $106,441 to $125,276 in amount spent in connection with our efforts to obtain financing in the 2004 Period. The increase in these costs was partly compensated by savings in personnel costs (employees and consultants) of approximately $56,849 and legal fees of $102,533 in the 2004 Period.

Amortization of finance costs pertaining to the $1 million and $800,000 private placements was the reason for the increase in total operating expenses of $607,952, or 78%, from $775,794 in the 2003 Period to $1,383,746 in the 2004
Period.

We had net interest expense of $169,831 in the 2004 Period, compared to $173,794 in the 2003 Period, a decrease of $3,963, or 2%, due to a non-recurring provision made in the 2003 Period for interest on unpaid salary for three months ended June 30, 2003 amounting to $70,009, which savings was reduced by additional interest charges on increased borrowings, significantly by the new interest charge in the 2004 Period of $57,414 pertaining to the private placement notes payable issued after November 2003 amounting to $1.1 million.

We had no royalty income in the 2004 Period compared to $27,308 we earned in the 2003 Period as the licensing agreement which generated this income expired in 2004.

As a result of the foregoing, we incurred a net loss of $1,543,027 in the 2004 Period, compared to a net loss of $922,280 in the 2003 Period, an increase of $620,747, or 67%.

Comparison of the Unaudited Three Months Ended June 30, 2004 (the "2004 Quarter") with the Unaudited Three Months Ended June 30, 2003 (the "2003 Quarter")

We did not sell any of our products in the 2004 Quarter or the 2003 Quarter.

Research and development expenses decreased by $10,695, or 86%, to $1,800 in the 2004 Quarter, from $12,495 in the 2003 Quarter, due to a slow down in activities relating to redesign of our device as the project neared completion.

Selling, general and administrative expenses increased by $399,517, or 136%, to $694,293 in the 2004 Quarter from $294,776 in the 2003 Quarter. The increase was largely attributable to the amortization of $384,820 of the finance cost pertaining to the private placement of $1 million completed in February 2004 and the ongoing $800,000 private placement, and $58,285 spent in connection with our efforts to obtain financing in the 2004 Quarter.

Amortization of finance costs pertaining to the $1 million and $800,000 private placements was the reason for the increase in total operating expenses of $388,822, or 127%, from $307,271 in the 2003 Quarter to $696,093 in the 2004
Quarter.

We had net interest expense of $88,319 in the 2004 Quarter, compared to $151,385 in the 2003 Quarter, a decrease of $63,066, or 42%, due to a non-recurring provision made in the 2003 Quarter for interest on unpaid salary for three months ended June 30, 2003 amounting to $70,009, which savings was reduced by additional interest charges on increased borrowings, significantly by the new interest charge in the 2004 Quarter of $31,000 pertaining to the private placement notes payable issued after November 2003 amounting to $1.1 million.

We had no royalty income in the 2004 Quarter compared to $13,654 we earned in the 2003 Quarter as the licensing agreement which generated this income expired in 2004.

As a result of the foregoing, we incurred a net loss of $784,412 in the 2004 Quarter, compared to a net loss of $445,002 in the 2003 Quarter, an increase of $339,410, or 76%.

Acquisition or Disposition of Plant and Equipment

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We do not anticipate the acquisition of any significant property, plant or equipment during the next twelve months, other than leasehold improvements, computer equipment and peripherals used in our day-to-day operations.

Number of Employees

As of June 30, 2004, we had 5 employees. In order for us to attract and retain quality personnel, we will need to offer competitive salaries to current and future employees.

Limited public market, possible volatility of share price

Our common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol "BZET." As of June 30, 2004, there were 31,579,972 shares of common stock outstanding (shares issued less the shares in the treasury), although a significant portion thereof is not publicly traded. There can be no assurance that a trading market for our common stock will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by us or our competitors, failure to meet securities analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of our stock price.

Application of Critical Accounting Policies

Impairment of long-lived assets

At June 30, 2004, we had $229,904 of capitalized patent costs. In assessing the recoverability of our patents, we have made assumptions regarding estimated future cash flows and other factors relating to the use of our patents to determine the fair value of the respective assets. If our estimates or their related assumptions change in the future, we may be required to record additional charges for these assets not previously recorded. For the six months ended June 30, 2004 and June 30, 2003, we had patent amortization expense of $18,797. Subsequent impairment losses, if any, will be reflected in operating income in our statement of operations.

Valuation of deferred tax assets

In assessing the realizability of deferred tax assets, we have considered whether it is more likely than not that some portion, or all, of deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At June 30, 2004 and 2003, we have made full provision for our deferred tax assets due to our continued operating losses and inability to assess the likelihood of generating sufficient future taxable income to realize such benefits. Substantially all of our net operating loss carryforwards are subject to limitation and may expire unutilized.

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

Item 3.    CONTROLS AND PROCEDURES

Dr. David Long, our chief executive officer, and John Stephens, our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as they existed at June 30, 2004. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective to timely alert them to material information required to be disclosed in our periodic filings with the Securities and Exchange Commission.

No changes in our internal controls over financial reporting have occurred since June 30, 2004 that have materially affected our internal controls over financial reporting or are reasonably expected to materially affect our internal controls over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any pending legal proceeding which is not routine litigation incidental to our business or which involves a claim for damages exceeding 10% of our current assets, nor are we aware of any proceeding concerning us that a governmental authority may be contemplating.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

Set forth below is certain information concerning all sales made by us of our securities since April 1, 2004 which were not registered under the Securities Act of 1933 and were not previously disclosed by us in our Quarterly Reports or Annual Reports on Form 10-QSB or Form 10-KSB.

We sold an aggregate of $329,000 of our securities since April 1, 2004 as part of an $800,000 private placement ($100,000 of which closed on June 1, 2004, $154,000 of which closed on July 1, 2004 and the remaining $75,000 of which closed on August 4, 2004). For each $100,000 that we received, we issued (i) $100,000 in principal amount of our 12% promissory notes (due after 365 days from the date of issue) and (ii) 500,000 shares of our common stock. CGF Securities, Inc. is acting as placement agent and is entitled to receive, as its fee (i) five-year warrants to purchase shares of our common stock equal to 10% of shares issued to the holders of the promissory notes at a purchase price of $0.20 per share, (ii) 10% of the gross proceeds, and (iii) $3,000 as reimbursement of its expenses. The Notes are due and payable on the earlier of the date that we receive gross proceeds aggregating at least $3.5 million from the sale of our debt and equity securities (for which purpose, all such sales within a six month period would be aggregated) or one year from the date of issue. If the notes are not paid by the due date (i) we are obligated to issue an additional 150,000 shares of common stock for each $100,000 principal amount of notes, and (ii) the notes thereafter bear interest at 1.5% per month. Until the Notes are repaid, the holders have the right to participate in any offering by us of our equity securities (including of convertible debt) by using the Notes (and accrued interest thereon) to acquire the equity securities at a 25% discount from the offering price (and if the offering is of convertible debt to acquire such debt at face value with the conversion feature at a 25% discount). A portion of the proceeds of the placement are being used to complete our proposed submission to the FDA for our Biofield Diagnostic Device. In March 2004, we submitted a 510(k) application to the notified body, KEMA Registered Quality, Inc., for review prior to formal submission to the FDA, the first step to obtain regulatory clearance that will allow the marketing and sale of our device in the United States. We believe that our filing of the 510(k) application satisfies our undertaking to file an application with the FDA by June 20, 2004 as required by the terms of the subscription agreement relating to the previously completed $1 million private placement. In the event, however, that it was determined that the filing of our 510(k) application did not satisfy such undertaking, we would be required to issue an additional 500,000 shares of our common shock to the participants in the private placement, as well as an additional 500,000 shares of common stock for each period of 30 days after June 20, 2004 in which the undertaking remained unsatisfied.

We are required to file a registration statement with the SEC for all shares of common stock issued and issuable in the previously completed $1 million private placement, at our expense, and, if such registration is not declared effective by September 30, 2004, we are required to issue an additional 500,000 shares of common stock to the participants in the placement, as well as an additional 500,000 shares of common stock for each period of 30 days of delay thereafter. The original deadline for the registration statement being declared effective was July 20, 2004, but was extended by the placement agent to accommodate the new private placement of $800,000. No registration statement has yet been filed in connection with the $1 million private placement. Accordingly, there can be no assurance that we will be able to meet the September 30, 2004 deadline.

The foregoing transactions were effected in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D promulgated thereunder. Each of the recipients of these securities was, at the time of purchase, an accredited investor, as defined in the rules promulgated under the Act, and agreed to accept the securities purchased for investment.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our securities holders during the fiscal quarter ended June 30, 2004.

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

                           BIOFIELD CORP.

Date: August 13, 2004      By: /s/ DAVID M. LONG
                               -------------------------------------------------
                               David M. Long, Jr., M.D., Ph.D.
                               President and Chief Executive Officer
                               (Principal Executive Officer)

Date: August 13, 2004      By: /s/ JOHN D. STEPHENS
                               -------------------------------------------------
                               John D. Stephens
                               Senior Vice President and Chief Operating Officer (Principal Accounting and Financial Officer)