Form 10QSB
period 2004-09-30
BIOFIELD CORP \DE\
filed 2004-11-22
CIK 1007018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

            32,803,192 shares of common stock as of November 4, 2004.
            --------------------------------------------------------


Transitional Small Business Disclosure Form    Yes  [ ]  No [X]

                                 BIOFIELD CORP.

                                  FORM 10-QSB

                                      INDEX

                                                                     Page Number
                                                                     -----------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 2004
          (unaudited) and December 31, 2003                                3

          Consolidated Statements of Operations for the three months and nine months ended September 30, 2004 and 2003 and for
          the period October 16, 1987 (date of inception) through
          September 30, 2004 (unaudited)                                   4

          Consolidated Statements of Stockholders' Equity (Deficit)
          for the period October 16, 1987 (date of inception) through
          September 30, 2004 (unaudited)                                   5

          Consolidated Statements of Cash Flows for the nine months
          ended September 30, 2004 and 2003 and for the period October
          16, 1987 (date of inception) through September 30, 2004
          (unaudited)                                                      9

          Notes to Unaudited Consolidated Financial Statements            11

Item 2.   Management's Discussion and Analysis or Plan of Operation       13

Item 3.   Controls and Procedures                                         18

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                               18

Item 2.   Changes in Securities and Small Business Issuer Purchases
          of Equity Securities                                            18

Item 4    Submission of Matters to a Vote of Security Holders             19

Item 6.   Exhibits and Reports on Form 8-K                                19

SIGNATURES                                                                20


PART I.  FINANCIAL INFORMATION

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(unaudited)

                                                                September 30,     December 31,
                                                                    2004             2003
                                                                -------------    -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                     $       1,516    $     369,332
  Inventories                                                          81,480           81,480
  Other current assets                                                780,689          896,540
                                                                -------------    -------------
      Total current assets                                            863,685        1,347,352

PROPERTY AND EQUIPMENT - Net                                            7,606            8,131
OTHER ASSETS                                                           22,753           22,753
PATENT AND PATENT APPLICATION - Net                                   220,506          248,701
                                                                -------------    -------------
      TOTAL                                                     $   1,114,550    $   1,626,937
                                                                =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                              $   1,046,109    $     925,875
  Accrued expenses                                                    408,194          605,999
  Due to affiliate                                                    253,637          198,281
  Bank line of credit                                               1,200,000        1,200,000
  Short-term notes payable                                          1,344,644          637,500
  Advances from stockholder                                         1,653,596        1,604,165
                                                                -------------    -------------
      Total current liabilities                                     5,906,180        5,171,820

LONG-TERM LIABILITIES:
  Long-term debt - related party                                      539,588          501,942
                                                                -------------    -------------
      Total long-term liabilities                                     539,588          501,942

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred Stock, $.001 par value; authorized
    12,300,000 undesignated shares;
    no shares issued or outstanding
  Common Stock, $.001 par value; authorized 40,000,000
    shares; issued 35,109,323 and 31,573,603 shares at
    September 30, 2004 and December 31, 2003, respectively             35,110           31,574
  Treasury stock - 2,306,131 shares                                    (3,100)          (3,100)
  Additional paid-in capital                                       63,274,062       62,167,320
  Accumulated deficit during development stage                    (68,637,290)     (66,242,619)
                                                                -------------    -------------
    Total stockholders' equity (deficit)                           (5,331,218)      (4,046,825)
                                                                -------------    -------------
  TOTAL                                                         $   1,114,550    $   1,626,937
                                                                =============    =============

See notes to unaudited consolidated financial statements.


BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(unaudited)
                                                                                                       Period October 16,
                                                                                                         1987 (Date of
                                               Three Months Ended               Nine Months Ended      Inception) Through
                                                  September 30,                   September 30,           September 30,
                                              2004            2003            2004            2003            2004
                                          ------------    ------------    ------------    ------------    ------------
REVENUE                                              -               -          10,550               -         135,132
COST OF SALES
  Cost of goods sold                                 -               -               -               -          75,447
  Loss on write down of inventory                    -               -               -               -         612,020
                                          ------------    ------------    ------------    ------------    ------------
GROSS PROFIT                                         -               -          10,550               -        (552,335)

OPERATING EXPENSES:
  Research and development                       3,831               -          10,482          41,125      40,492,371
  Selling, general, and administrative         755,234         548,417       2,132,329       1,283,086      28,937,574
  (Gain) on disposition of fixed assets              -               -               -               -          (8,084)
                                          ------------    ------------    ------------    ------------    ------------
      Total operating expenses                 759,065         548,417       2,142,811       1,324,211      69,421,861

OTHER INCOME (EXPENSE):
  Interest income                                    -               -               -               -       2,476,723
  Interest expense                             (92,579)       (150,355)       (262,410)       (324,149)     (1,249,913)
  Royalty income                                     -          13,654               -          40,962         129,845
                                          ------------    ------------    ------------    ------------    ------------
      Net (expense) other income               (92,579)       (136,701)       (262,410)       (283,187)      1,356,655
                                          ------------    ------------    ------------    ------------    ------------
LOSS BEFORE INCOME TAXES                      (851,644)       (685,118)     (2,394,671)     (1,607,398)    (68,617,541)
PROVISION FOR INCOME TAXES                           -               -               -               -         (19,749)
                                          ------------    ------------    ------------    ------------    ------------
NET LOSS                                  $   (851,644)   $   (685,118)   $ (2,394,671)   $ (1,607,398)   $(68,637,290)
                                          ============    ============    ============    ============    ============
NET LOSS PER SHARE:
      Basic and Diluted                   $      (0.03)   $      (0.03)   $      (0.08)   $      (0.06)
                                          ============    ============    ============    ============

WEIGHTED-AVERAGE SHARES
     Basic and Diluted                      32,595,403      25,912,581      31,484,728      25,663,977
                                          ============    ============    ============    ============

See notes to unaudited consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                Series A          Series B          Series C
                                                            Preferred Stock   Preferred Stock   Preferred Stock     Common Stock
                                                            ----------------  ----------------  ---------------  ------------------
                                                             Shares  Amount   Shares   Amount    Shares  Amount   Shares    Amount
Sale of Common Stock, October 16, 1987
  (date of inception) ($.16 per share, net)                                                                        549,020  $    55
Issuance of Common Stock in connection with patent
  acquisition ($.001 per share)                                                                                    235,294       24
Net loss, October 16, 1987 to March 31, 1988
Total comprehensive income (loss)
                                                          ---------  -------  -------  -------  -------  ------  ---------  -------
BALANCE AT MARCH 31, 1988                                         -        -        -        -        -       -    784,314       79
Net loss
Total comprehensive income (loss)
                                                          ---------  -------  -------  -------  -------  ------  ---------  -------
BALANCE AT MARCH 31, 1989                                         -        -        -        -        -       -    784,314       79
Net loss
Total comprehensive income (loss)
                                                          ---------  -------  -------  -------  -------  ------  ---------  -------
BALANCE AT MARCH 31, 1990                                         -        -        -        -        -       -    784,314       79
Acquisition of 235,294 shares of Common Stock
  ($.001 per share)
Net loss
Total comprehensive income (loss)
                                                          ---------  -------  -------  -------  -------  ------  ---------  -------
BALANCE AT MARCH 31, 1991                                         -        -        -        -        -       -    784,314       79
Retirement of Common Stock held in treasury                                                                       (235,294)     (24)
Issuance of Common Stock in exchange for notes
  and debt (with accrued interest) ($2.90 per share, net)                                                          431,372       43
Sale of Common Stock ($.82 per share, net)                                                                          24,510        2
Amortization of deferred compensation
Net loss
Total comprehensive income (loss)
                                                          ---------  -------  -------  -------  -------  ------  ---------  -------
BALANCE AT MARCH 31, 1992                                         -        -        -        -        -       -  1,004,902      100
Sale of Common Stock  ($7.67 per share, net)                                                                       557,475       55
Exercise of Common Stock options                                                                                     2,451        1
Amortization of deferred compensation
Change in par value of common stock
  from $.0001 to $.001                                                                                                        1,408
Net loss
Total comprehensive income (loss)
                                                          ---------  -------  -------  -------  -------  ------  ---------  -------
BALANCE AT MARCH 31, 1993                                         -        -        -        -        -       -  1,564,828  $ 1,564
                                                          =========  =======  =======  =======  =======  ======  =========  =======

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   Deficit
                                                                                 Accumulated    Foreign
                                                           Additional               During      Currency                 Total
                                                            Paid-In    Treasury  Development  Translation            Comprehensive
                                                            Capital     Stock       Stage      Adjustment    Total       Loss
                                                          -----------  -------- ------------- ----------- ----------- -------------
Sale of Common Stock, October 16, 1987
  (date of inception) ($.16 per share, net)               $    91,898                                     $   91,953
Issuance of Common Stock in connection with patent
  acquisition ($.001 per share)                                   276                                            300
Net loss, October 16, 1987 to March 31, 1988                                   $   (159,359)                (159,359)
Total comprehensive income (loss)                                                                                      $  (159,359)
                                                          -----------  ------   -----------    --------   ----------   ===========
BALANCE AT MARCH 31, 1988                                      92,174       -      (159,359)          -      (67,106)
Net loss                                                                           (495,520)                (495,520)
Total comprehensive income (loss)                                                                                      $  (495,520)
                                                          -----------  ------   -----------    --------   ----------   ===========
BALANCE AT MARCH 31, 1989                                      92,174       -      (654,879)          -     (562,626)
Net loss                                                                           (233,347)                (233,347)
Total comprehensive income (loss)                                                                                      $  (233,347)
                                                          ----------   ------   -----------    --------   ----------   ===========
BALANCE AT MARCH 31, 1990                                      92,174       -      (888,226)          -     (795,973)
Acquisition of 235,294 shares of Common Stock
  ($.001 per share)                                                    $ (300)                                  (300)
Net loss                                                                           (285,179)                (285,179)
Total comprehensive income (loss)                                                                                      $  (285,179)
                                                          -----------  ------   -----------    --------   ----------   ===========
BALANCE AT MARCH 31, 1991                                      92,174    (300)   (1,173,405)          -   (1,081,452)
Retirement of Common Stock held in treasury                      (276)    300
Issuance of Common Stock in exchange for notes
  and debt (with accrued interest) ($2.90 per share, net)   1,248,638                                      1,248,681
Sale of Common Stock ($.82 per share, net)                     19,998                                         20,000
Amortization of deferred compensation                         136,880                                        136,880
Net loss                                                                           (461,061)                (461,061)
Total comprehensive income (loss)                                                                                      $  (461,061)
                                                          -----------  ------   -----------    --------   ----------   ===========
BALANCE AT MARCH 31, 1992                                   1,497,414       -    (1,634,466)          -     (136,952)
Sale of Common Stock  ($7.67 per share, net)                4,275,223                                      4,275,278
Exercise of Common Stock options                                  624                                            625
Amortization of deferred compensation                         477,453                                        477,453
Change in par value of common stock
  from $.0001 to $.001                                         (1,408)
Net loss                                                                         (3,099,637)              (3,099,637)
Total comprehensive income (loss)                                                                                      $(3,099,637)
                                                          -----------  ------   -----------    --------   ----------   ===========
BALANCE AT MARCH 31, 1993                                 $ 6,249,306       -    (4,734,103)          -    1,516,767
                                                          ===========  ======   ===========    ========   ==========

See notes to unaudited consolidated financial statements.


BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                           Series A            Series B         Series C
                                                       Preferred Stock     Preferred Stock   Preferred Stock     Common Stock
                                                       ------------------  ----------------  ---------------  ------------------
                                                        Shares  Amount      Shares   Amount   Shares  Amount   Shares    Amount

BALANCE AT MARCH 31, 1993                                      -        -        -        -        -       -  1,564,828  $ 1,564
  (brought forward)
Exercise of Common Stock options                                                                                    735        1
Sale of Series A Preferred Stock
  ($3.97 per share, net)                               2,119,896  $ 2,120
Issuance of Series A Preferred Stock in
  exchange for notes ($4.50 per share)                   222,222      222
Issuance of Common Stock warrants
Amortization of deferred compensation
Net loss
Total comprehensive income (loss)
                                                       ---------  -------  -------  -------  -------  ------  ---------  -------
BALANCE AT MARCH 31, 1994                              2,342,118  $ 2,342        -        -        -       -  1,565,563  $ 1,565
  (carried forward)                                    ---------  -------  -------  -------  -------  ------  ---------  -------

BALANCE AT MARCH 31, 1994                               2,342,118   2,342         -      -           -       -   1,565,563   1,565
Sale of Series B Preferred Stock
  ($4.04 per share, net)                                                    481,644    482
Issuance of Common Stock warrants
Amortization of deferred compensation
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 1994                            2,342,118   2,342   481,644    482           -       -   1,565,563   1,565
Sale of Series C Preferred Stock
  ($4.11 per share, net)                                                                     2,914,771   2,915
Issuance of Common Stock warrants
Amortization of deferred compensation
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 1995                            2,342,118   2,342   481,644    482   2,914,771   2,915   1,565,563   1,565
Sale of Common Stock  ($9.91 per share, net)                                                                     1,819,000   1,819
Conversion of Series A, Series B, and Series C
  Preferred Stock to Common Stock                      (2,342,118) (2,342) (481,644)  (482) (2,914,771) (2,915)  3,046,474   3,047
Exercise of Common Stock warrants                                                                                    2,058       2
Amortization of deferred compensation
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 1996                                    -       -         -      -           -       -   6,433,095   6,433
                                                       ==========  ======  ========  =====  ==========  ======  ========== =======

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 Deficit
                                                                               Accumulated    Foreign
                                                         Additional               During      Currency                 Total
                                                          Paid-In    Treasury  Development  Translation            Comprehensive
                                                          Capital     Stock       Stage      Adjustment    Total       Loss
                                                        -----------  --------  ------------   --------  ----------- -------------
BALANCE AT MARCH 31, 1993                               $ 6,249,306         -    (4,734,103)         -     1,516,767
  (brought forward)
Exercise of Common Stock options                                187                                              188
Sale of Series A Preferred Stock
  ($3.97 per share, net)                                  8,411,370                                        8,413,490
Issuance of Series A Preferred Stock in
  exchange for notes ($4.50 per share)                      999,778                                        1,000,000
Issuance of Common Stock warrants                             2,119                                            2,119
Amortization of deferred compensation                     1,580,320                                        1,580,320
Net loss                                                                         (6,899,515)              (6,899,515)
Total comprehensive income (loss)                                                                                      $(6,899,515)
                                                        -----------   -------  ------------   --------    ----------   ===========
BALANCE AT MARCH 31, 1994                                17,243,080         -   (11,633,618)         -    5,613,369
Sale of Series B Preferred Stock
  ($4.04 per share, net)                                  1,947,149                                       1,947,631
Issuance of Common Stock warrants                                 6                                               6
Amortization of deferred compensation                        14,859                                          14,859
Net loss                                                                         (4,959,312)             (4,959,312)
Total comprehensive income (loss)                                                                                    $ (4,959,312)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1994                             19,205,094         -   (16,592,930)         -    2,616,553
Sale of Series C Preferred Stock
  ($4.11 per share, net)                                 11,977,856                                      11,980,771
Issuance of Common Stock warrants                               161                                             161
Amortization of deferred compensation                       195,874                                         195,874
Net loss                                                                         (8,739,858)             (8,739,858)
Total comprehensive income (loss)                                                                                    $ (8,739,858)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1995                             31,378,985         -   (25,332,788)         -    6,053,501
Sale of Common Stock  ($9.91 per share, net)             18,026,419                                      18,028,238
Conversion of Series A, Series B, and Series C
  Preferred Stock to Common Stock                             2,692
Exercise of Common Stock warrants                            20,145                                          20,147
Amortization of deferred compensation                        26,093                                          26,093
Net loss                                                                        (10,036,090)            (10,036,090)
Total comprehensive income (loss)                                                                                    $(10,036,090)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1996                             49,454,334         -   (35,368,878)         -   14,091,889
                                                       ============   =======  ============   ========  ===========


BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------
                                                             Series A          Series B          Series C
                                                         Preferred Stock   Preferred Stock   Preferred Stock       Common Stock
                                                       ------------------  ---------------- ------------------  ------------------
                                                          Shares  Amount   Shares   Amount    Shares  Amount     Shares    Amount
BALANCE AT DECEMBER 31, 1996                                    -       -         -      -           -       -   6,433,095   6,433
  (brought forward)
Sale of Common Stock ($2.92 per share, net)                                                                      2,867,670   2,868
Warrants exchanged for Common Stock                                                                                643,639     644
Exercise of Common Stock options                                                                                    50,674      50
Exercise of Common Stock warrants                                                                                    9,531      10
Issuance of Common Stock for consulting                                                                             25,000      25
  services ($4.00 per share, net)
Amortization of deferred compensation
Net loss
Foreign currency translation adjustment
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 1997                                    -       -         -      -           -       -  10,029,609  10,030
Repurchase of Common Stock                                                                                      (2,246,131)
Net loss
Foreign currency translation adjustment
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 1998                                    -       -         -      -           -       -   7,783,478  10,030
Sale of Common Stock ($.05 per share, net)                                                                      14,000,000  14,000
Net loss
Foreign currency translation adjustment
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 1999                                    -       -         -      -           -       -  21,783,478  24,030
Issuance of right to purchase Common Stock
  in lieu of compensation ($0.45 per share)
Sale of common stock ($0.05 per share)                                                                             500,000     500
Sale of common stock ($0.50 per share)                                                                           3,000,000   3,000
Repurchase of common stock                                                                                         (60,000)
Net loss
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Foreign currency translation adjustment
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 2000                                    -       -         -      -           -       -  25,223,478 $27,530
                                                       ==========  ======  ========  =====  ==========  ======  ========== =======

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                  Deficit
                                                                                Accumulated   Foreign
                                                        Additional                 During     Currency                  Total
                                                         Paid-In     Treasury   Development  Translation            Comprehensive
                                                         Capital       Stock       Stage      Adjustment    Total        Loss
                                                       ------------ ---------- ------------- ----------- ---------- -------------
BALANCE AT DECEMBER 31, 1996                             49,454,334         -   (35,368,878)         -   14,091,889
  (brought forward)
Sale of Common Stock ($2.92 per share, net)               8,377,583                                       8,380,451
Warrants exchanged for Common Stock                            (644)
Exercise of Common Stock options                            168,541                                         168,591
Exercise of Common Stock warrants                            93,299                                          93,309
Issuance of Common Stock for consulting                      99,975                                         100,000
  services ($4.00 per share, net)                            62,579                                          62,579
Amortization of deferred compensation
Net loss                                                                        (10,151,041)            (10,151,041)
Foreign currency translation adjustment                                                       $  1,333        1,333
Total comprehensive income (loss)                                                                                    $(10,149,708)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1997                             58,255,667         -   (45,519,919)     1,333   12,747,111
Repurchase of Common Stock                                               (100)                                 (100)
Net loss                                                                        (10,654,597)            (10,654,597)
Foreign currency translation adjustment                                                         55,891       55,891
Total comprehensive income (loss)                                                                                    $(10,598,706)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1998                             58,255,667      (100)  (56,174,516)    57,224    2,148,305
Sale of Common Stock ($.05 per share, net)                  686,000                                         700,000
Net loss                                                                         (1,253,696)             (1,253,696)
Foreign currency translation adjustment                                                        (43,020)     (43,020)
Total comprehensive income (loss)                                                                                    $ (1,296,716)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1999                             58,941,667      (100)  (57,428,212)    14,204    1,551,589
Issuance of right to purchase Common Stock
  in lieu of compensation ($0.45 per share)                 198,000                                         198,000
Sale of common stock ($0.05 per share)                       24,500                                          25,000
Sale of common stock ($0.50 per share)                    1,497,000                                       1,500,000
Repurchase of common stock                                             (3,000)                               (3,000)
Net loss                                                                         (1,522,233)             (1,522,233)
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Foreign currency translation adjustment                                                        (14,204)     (14,204)
Total comprehensive income (loss)                                                                                    $ (1,522,233)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2000                           $ 60,761,167   $(3,100) $(58,950,445)  $     --  $ 1,835,152
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

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                            Series A           Series B          Series C
                                                        Preferred Stock    Preferred Stock    Preferred Stock      Common Stock
                                                       ------------------- ----------------- ----------------- --------------------
                                                        Shares    Amount    Shares  Amount    Shares   Amount    Shares  Amount
BALANCE AT DECEMBER 31, 2000                                    -       -         -      -           -       -  27,529,609 $ 27,530
  (brought forward)
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- --------
BALANCE AT DECEMBER 31, 2001                                    -       -         -      -           -       -  27,529,609 $ 27,530
Exercise of Common Stock options                                                                                    62,745       63
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss (unaudited)
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- --------
BALANCE AT DECEMBER 31, 2002                                    -       -         -      -           -       -  27,592,354 $ 27,593
                                                       ==========  ======  ========  =====  ==========  ======  ========== ========
Issuance of Common Stock for consulting
  services ($0.30 per share, net)                               -       -         -      -           -       -      50,000       50
Issuance of Common Stock for consulting
  services ($0.32 per share, net)                                                                                  468,749      468
Issuance of Common Stock for consulting
  services ($0.11 per share, net)                                                                                  275,000      275
Issuance of Common Stock as incentive for
  funding by issue of notes ($0.25 per share net)                                                                3,187,500    3,188
Common Stock (410,358 shares) to be issued
  for interest accrued on stockholder's advances
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- --------
BALANCE AT DECEMBER 31, 2003                                    -       -         -      -           -       -  31,573,603 $ 31,574
                                                       ==========  ======  ========  =====  ==========  ======  ========== ========
Issuance of Common Stock as incentive for
 funding by issue of notes ($0.25 per share net)                                                                 1,812,500    1,813
Issuance of Common Stock as incentive for
 funding by issue of notes ($0.31 per share net)                                                                 1,723,220    1,723
Common Stock (29,636 shares) to be issued
  for interest accrued on stockholder's advances
Common Stock (54,162 shares) to be issued
  for interest accrued on stockholder's advances
Common Stock (82,705 shares) to be issued
  for interest accrued on stockholder's advances
Memorandum entry to record as expense for
   honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- --------
BALANCE AT SEPTEMBER 30, 2004                                   -       -         -      -           -       -  35,109,323 $ 35,110
                                                       ==========  ======  ========  =====  ==========  ======  ========== ========


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                  Deficit
                                                                                Accumulated   Foreign
                                                        Additional                 During     Currency                  Total
                                                         Paid-In     Treasury   Development  Translation            Comprehensive
                                                         Capital       Stock       Stage      Adjustment    Total        Loss
                                                       ------------ ---------- ------------- ----------- ---------- -------------
BALANCE AT DECEMBER 31, 2000                             60,761,167    (3,100) $(58,950,445)         -    1,835,152
  (brought forward)
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Net loss                                                                         (2,238,687)             (2,238,687)
Total comprehensive income (loss)                                                                                    $ (2,238,687)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2001                             60,861,167    (3,100)  (61,189,132)         -     (303,535)
Exercise of Common Stock options                             15,623                                          15,686
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Net loss                                                                         (2,888,789)             (2,888,789)
Total comprehensive income (loss)                                                                                    $ (2,888,789)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2002                           $ 60,976,790   $(3,100) $(64,077,921)  $      -  $(3,076,638)
                                                       ============   =======  ============   ========  ===========

Issuance of Common Stock for consulting
  services ($0.30 per share, net)                            14,950                                          15,000
Issuance of Common Stock for consulting
  services ($0.32 per share, net)                           149,532                                         150,000
Issuance of Common Stock for consulting
  services ($0.11 per share, net)                            29,975                                          30,250
Issuance of Common Stock as incentive for
 funding by issue of notes ($0.25 per share net)            793,687                                         796,875
Common Stock (410,358 shares) to be issued
  for interest accrued on stockholder's advances            102,386                                         102,386
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Net loss                                                                         (2,164,698)             (2,164,698)
Total comprehensive income (loss)                                                                                    $ (2,164,698)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2003                           $ 62,167,320  $ (3,100) $(66,242,619)  $      -  $(4,046,825)
                                                       ============   =======  ============   ========  ===========
Issuance of Common Stock as incentive for
 funding by issue of notes ($0.25 per share net)            451,312                                         453,125
Issuance of Common Stock as incentive for
 funding by issue of notes ($0.31 per share net)            532,475                                         534,198
Common Stock (29,636 shares) to be issued
  for interest accrued on stockholder's advances             15,707                                          15,707
Common Stock (54,162 shares) to be issued
  for interest accrued on stockholder's advances             15,707                                          15,707
Common Stock (82,705 shares) to be issued
  for interest accrued on stockholder's advances             16,541                                          16,541
Memorandum entry to record as expense for
   honorary services rendered by a shareholder               75,000                                          75,000
Net loss                                                                         (2,394,671)             (2,394,671)
Total comprehensive income (loss)                                                                                    $ (2,394,671)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT SEPTEMBER 30, 2004                          $ 63,274,062  $ (3,100) $(68,637,290)  $      -  $(5,331,218)
                                                       ============   =======  ============   ========  ===========

See notes to unaudited consolidated financial statements.            (Concluded)


BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(unaudited)

                                                                                                         Period October 16,
                                                                                                           1987 (Date of
                                                                                  Nine Months Ended      Inception) Through
                                                                                    September 30,           September 30,
                                                                                2004            2003             2004
                                                                             ------------    ------------    ------------
OPERATING ACTIVITIES
  Net loss                                                                   $ (2,394,671)   $ (1,607,398)   $(68,637,290)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation and amortization                                                  34,004          35,950       2,707,078
    Amortization of premiums on short-term investments                                                            156,692
    Amortization of deferred financing costs                                    1,188,175                       1,218,317
    Loss on disposal of property and equipment                                                                    194,102
    Loss on license and settlement agreements                                                                      49,026
    Loss on abandonment of patent applications                                                                    303,234
    Loss on inventory write-down                                                                                  612,020
    Vendor settlements                                                                                            (77,257)
    Noncash compensation                                                           75,000          75,000       3,383,451
    Gain from disposition of fixed assets                                                                        (159,473)
    Interest paid in Common Stock                                                  47,955                         447,489
    Consultancy fees paid in Common Stock                                                         195,250         195,250
    Changes in assets and liabilities:
       Accounts receivable                                                                                              -
       Inventories                                                                                               (693,500)
      Other current assets                                                         (1,500)         29,785          (1,500)
      Other assets                                                                                               (134,582)
      Interest payable                                                             79,402                         180,103
      Due to affiliate                                                             55,356         240,706         253,637
      Accounts payable and accrued expenses                                       (77,571)        338,777       1,410,686
                                                                             ------------    ------------    ------------
          Net cash used in operating activities                                  (993,850)       (691,930)    (58,592,517)
                                                                             ------------    ------------    ------------
INVESTING ACTIVITIES
  Acquisitions of property and equipment                                           (5,284)                     (2,610,691)
  Costs incurred for patents and patent applications                                                             (782,527)
  Proceeds from sale of property and equipment                                                                    294,748
  Purchases of short-term investments                                                                         (26,476,638)
  Proceeds from sale and maturity of short-term investments                             -               -      26,406,378
                                                                             ------------    ------------    ------------
          Net cash used in investing activities                                    (5,284)              -      (3,168,730)
                                                                             ------------    ------------    ------------
FINANCING ACTIVITIES
  Repayments of capitalized lease obligations                                                                     (82,234)
  Proceeds from issuance of Series A Preferred Stock - net                                                      8,413,490
  Proceeds from issuance of Series B Preferred Stock - net                                                      1,947,631
  Proceeds from issuance of Series C Preferred Stock - net                                                     11,980,771
  Proceeds from issuance of Common Stock and Common Stock warrants - net                                       33,023,206
  Proceeds from exercise of Common Stock options and Common Stock warrants                                        298,546
  Proceeds from issuance of notes payable                                         707,144                       1,344,644
  Notes financing costs                                                           (83,502)                       (213,309)
  Net bank borrowings (repayments) under a line of credit                                         184,335       1,200,000
  Advances from stockholder and related party                                       7,676         510,348       1,563,082
  Repayments of advances from stockholder                                                                        (145,000)
  Repurchases of Common Stock held in treasury                                                                     (3,100)
  Proceeds from notes payable issued to stockholder and related party                   -               -       2,546,533
                                                                             ------------    ------------    ------------
          Net cash provided by financing activities                               631,318         694,683      61,874,260
                                                                             ------------    ------------    ------------
    NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (367,816)          2,753         113,013
    EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                                 (111,497)

  CASH AND CASH EQUIVALENTS:
    BEGINNING OF PERIOD                                                           369,332           1,413
                                                                             ------------    ------------    ------------
    END OF PERIOD                                                            $      1,516    $      4,166    $      1,516
                                                                             ============    ============    ============

See notes to unaudited consolidated financial statements             (continued)


BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(unaudited)

                                                                                                         Period October 16,
                                                                                                           1987 (Date of
                                                                                  Nine Months Ended      Inception) Through
                                                                                    September 30,           September 30,
                                                                                2004            2003            2004
                                                                             ------------    ------------    ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                   $     75,585    $     29,974    $    653,589
                                                                             ============    ============    ============

SUPPLEMENTAL SCHEDULE FOR NONCASH INVESTING & FINANCING ACTIVITIES:
  Acquisition of property and equipment under capitalized lease
    transactions:                                                                                            $     82,234
                                                                                                             ============
  During the fiscal year ended March 31, 1994, 222,222 shares of
    Series A Preferred were issued in exchange for $1 million
    in notes payable to a principle stockholder and a former
    Director:
    Notes payable                                                                                            $  1,000,000
                                                                                                             ------------
    Issuance of Series A Preferred Stock                                                                     $  1,000,000
                                                                                                             ============
  At inception, the Company acquired the rights to a patent and assumed certain liabilities in exchange for 235,294 shares of Common Stock, as follows:
    Fair value of patent acquired                                                                            $    112,732
    Liabilities assumed                                                                                           112,432
                                                                                                             ------------
    Issuance of Common Stock                                                                                 $        300
                                                                                                             ============
  Pursuant to a license and settlement agreement with respect to an acquired patent (see above), the Company reacquired, during the fiscal year ended March 31, 1991, 235,294 shares of Common
    Stock issued in connection with the acquired patent, which was retired during the the fiscal year ended March 31, 1992:
    Remaining carrying value of patent on date of license
    and settlement agreement                                                                                 $     49,326
    Common Stock returned to the Company                                                                              300
                                                                                                             ------------
    Loss on Settlement                                                                                       $     49,026
                                                                                                             ============
  During the fiscal year ended March 31, 1992, 431,372 shares of
    Common Stock were exchanged for notes, debt and accrued interest payable to a principal stockholder:
    Notes payable                                                                                            $     96,660
    Debt                                                                                                          854,873
    Accrued interest                                                                                              297,148
                                                                                                             ------------
    Issuance of Common Stock                                                                                 $  1,248,681
                                                                                                             ============
  During the fiscal year ending December 31, 2003, 793,749 shares of Common Stock were exchanged for services rendered by
    consultants:
    Fair value of services rendered                                                          $    195,250    $    195,250
                                                                                             ------------    ------------
    Issuance of Common Stock                                                                 $    295,250    $    195,250
                                                                                             ============    ============
  During the fiscal year ending December 31, 2003, the Company transferred accrued interest on advances from a principal
    stockholder to be exchanged for 410,358 shares of Common Stock:
    Accrued interest                                                                         $     48,992    $    102,386
                                                                                             ------------    ------------
    Issuance of Common Stock                                                                 $     48,992    $    102,386
                                                                                             ============    ============
  During the fiscal year ending December 31, 2003, 3,187,500 shares of Common Stock were issued as incentive for funds secured against notes payable under a private placement funding:
    Fair value of Finance costs                                                                              $    796,875
                                                                                                             ------------
    Issuance of Common Stock                                                                                 $    796,875
                                                                                                             ============
  During the nine months ending September 30, 2004, 3,535,720 shares of Common Stock were issued as incentive for funds secured against notes payable under a private placement funding:
    Fair value of Finance costs                                              $    987,323                    $    987,323
                                                                             ------------                    ------------
    Issuance of Common Stock                                                 $    987,323                    $    987,323
                                                                             ============                    ============
  During the nine months ending September 30, 2004, the Company transferred accrued interest on advances from a principal
    stockholder to Additional Paid-In Capital account to be
    exchanged for 166,503 shares of Common Stock:
    Accrued interest                                                         $     47,955                    $     47,955
                                                                             ------------                    ------------
    Issuance of Common Stock                                                 $     47,955                    $     47,955
                                                                             ============                    ============

See notes to unaudited consolidated financial statements             (Concluded)

BIOFIELD CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. GOING CONCERN BASIS OF ACCOUNTING - As shown in the accompanying financial statements, Biofield Corp. (the "Company") continues to incur significant losses. As of September 30, 2004, the Company's current liabilities exceeded its current assets by $5 million and its total liabilities exceeded its total assets by $5.3 million. These factors raise substantial doubt about the Company's ability to continue as a going concern.

During 2002, the Company financed its operations almost entirely with $1,750,000 of borrowings obtained from, or with the assistance of, Dr. David M. Long, Jr., M.D., Ph.D., its Chairman, Chief Executive Officer and principal stockholder ("Dr. Long"), and certain of his affiliates.

In the first quarter of 2003, the Company instituted a cost reduction program that included lowering salaries of its six then current employees and some of its consultants, minimizing use of outside consultants, arranging with its employees and a consultant to accept options to acquire the Company's Common Stock for a portion of their services, and limiting its marketing activities. In January 2003, Dr. Long advanced $475,000 to enable the Company to meet its then projected minimum financial requirements. As of September 30, 2004, the aggregate amount due to Dr. Long and his affiliates, including advances made by him in 2003 and 2004, liability for a three-year promissory note amounting to $450,000 and interest accrued on all the debts due to him, is $2,446,821, and is also entitled to receive 576,760 shares of the Company's Common Stock for interest due up to September 30, 2004 on an advance of $1,050,000 made by him in 2003.

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

In June 2003, the Company's bank line of credit was increased by $200,000 to $1.2 million upon the furnishing of additional collateral provided to the bank by Dr. Long and certain of his affiliates. The line expired on November 2, 2004, and is being renewed on the basis of assurance given by Dr. Long and his affiliates that they will continue to provide collateral for the line of credit.

In October 2003, the Company entered into an agreement with a placement agent for assistance in obtaining short-term bridge financing agreement of up to $700,000 (subsequently increased to $1 million) in a private placement on a best effort basis. In December 2003, the Company received gross proceeds of $637,500 against issuance of $637,500 principal amount of notes payable and 3,187,500 shares of Common Stock, at a cost of $796,875 which is being amortized over 365 days. Additionally, the Company made cash payments of $129,807 for financing costs that are also amortized over the same period.

During January and February 2004, the Company received further gross proceeds of $362,500 and issued an additional $362,500 of notes payable and 1,812,500 shares of Common Stock, at a cost of $453,125 which is being amortized over the remaining 365 days since the initial sale in December 2004. Additionally, the Company made cash payments of $46,038 for financing costs that are also amortized over the same period.

On May 3, 2004, the Company signed a similar agreement with the same placement agent to secure further short-term bridging finance of up to $800,000. Under the new agreement, the Company sold $329,000 of its securities it was closed on August 30, 2004. The Company received gross proceeds of $100,000, $154,000 and $75,000 against aggregate issuance of $329,000 principal amount of notes payable and 1,645,000 shares of Common Stock, at a cost of $509,950 on June 1, 2004, July, 2004 and August, 2004, respectively The value of Common Stock which is being amortized over the period of the notes all of which expire on May 31, 2005. Additionally, the Company made cash payments of $35,900 for financing costs that are also amortized over the same period.

On September 8, 2004, the Company signed an agreement for $50,000 with the placement agent on the same terms and conditions, and received gross proceeds of $15,644 against issuance of notes payable of $15,644 and shares of Common Stock of 78,220 at a cost of $24,248 on September 8, 2004.

As of September 30, 2004, the Company has capitalized a total of $1,997,507 of finance costs, representing the value of Common Stock issued of $1,784,198 and finance expenses of $213,309, of which $ 1,218,317 is amortized, leaving an aggregate cost of $779,190 unamortized.

The Company used the proceeds from the two placements to finance the expense to complete its FDA application to obtain approval to market the Biofield Diagnostic System in the United States, marketing of the Company's device in certain European countries and to keep the Company operational for during the first nine months of 2004. The Company's submission of a 510(k) application to the notified body, KEMA Registered Quality, Inc., for review prior to formal submission to the FDA, the first step to obtain formal regulatory clearance that allow the marketing and sale of the Company's device in the United States, has been approved. The notified body submitted a formal 510(k) application to the FDA on November 16, 2004. Simultaneously, the Company is attempting to raise long-term capital of approximately $5 million to $7 million to enable it to commercialize its device (assuming FDA approval is obtained) and maintain its operations. The infusion of long-term capital is essential for the Company to continue its operations. There is no assurance the Company will be successful in securing the long-term capital or the balance of the short-term funding.

The Company has depleted all its cash resources and two of the five employees left on September 30, 2004. The Company has not paid its employees for September 2004 and October 2004. More employees are likely to depart unless the Company obtains immediate cash and pays the back pay. The Company's existence is dependent upon management's ability to secure immediately cash to resolve its current liquidity problems. However, no assurance can be given that management's actions will result in profitable operations or the resolution of the Company's liquidity problems. The accompanying consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might result should the Company be unable to continue as a going concern.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as at December 31, 2003, and the footnotes thereto which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

3. CONSOLIDATED FINANCIAL STATEMENTS - The consolidated financial statements include the accounts of the Company and Biofield International, Inc. All intercompany transactions and balances have been eliminated in consolidation.

4. NET LOSS PER SHARE - The basic and diluted loss per share is computed based on the weighted average number of common shares outstanding. Common equivalent shares totaling 2,428,409 are not included in the share calculations since the effect of their inclusion would be antidilutive.

5. STOCK-BASED EMPLOYEE COMPENSATION - At September 30, 2004, the Company had three stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:


                                            Three months ended               Nine months ended
                                       September 30,   September 30,   September 30,   September 30,
                                           2004            2003            2004            2003
                                       ------------    ------------    ------------    ------------
Net loss, as reported                  $   (851,644)   $   (685,118)   $ (2,394,671)   $ (1,607,398)
Add: Total stock-based
  employee compensation
  expense determined under
  fair value based method for
  all awards, net of related tax
  effects                                    (1,415)        (22,798)         (4,245)       (132,546)
                                       ------------    ------------    ------------    ------------
Pro forma net loss                     $   (853,059)   $   (707,916)   $ (2,398,916)   $ (1,739,944)
                                       ============    ============    ============    ============

Earnings per share:
Basic and diluted loss per share:
  As reported                          $      (0.03)   $      (0.02)   $      (0.08)   $      (0.06)
  Pro forma                            $      (0.03)   $      (0.02)   $      (0.08)   $      (0.07)
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

As a development stage company, we have incurred net losses since inception through September 30, 2004 of approximately $69 million. Our current liabilities exceeded our current assets by approximately $5 million, and our total liabilities exceeded our total assets by approximately $5.3 million. These factors raise substantial doubt about our ability to continue our operations without obtaining immediate funding.

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

On December 4, 2003, we sold $300,000 of our securities in the first tranche of the placement. The remaining tranches of $337,500, $250,000 and $112,500 closed on December 29, 2003, January 21, 2004 and February 20, 2004, respectively. $100,000 principal amount of our 12% promissory Notes and 500,000 shares of our common stock were issued for each $100,000 received and we issued to the placement agent five-year warrants to purchase an aggregate of 500,000 shares of our common stock at a purchase price of $0.20 per share. The Notes are due and payable on the earlier of the date that we receive gross proceeds aggregating at least $2.5 million from the sale of our debt and equity securities (for which purpose, all such sales within a six month period would be aggregated) or December 31, 2004. If the notes are not paid by December 31, 2004 (i) we are obligated to issue an additional 250,000 shares of common stock for each

$100,000 principal amount of notes, and (ii) the notes thereafter bear interest at 1.5% per month. Until the Notes are repaid, the holders have the right to participate in any offering by us of our equity securities (including of convertible debt) by using the Notes (and accrued interest thereon) to acquire the equity securities at a 25% discount from the offering price (and if the offering is of convertible debt to acquire such debt at face with the conversion feature at a 25% discount). A portion of the proceeds of the placement are being used to complete our proposed submission to the U.S. Food and Drug Administration ("FDA") for our Biofield Diagnostic Device. In March 2004, we submitted a 510(k) application to the notified body, KEMA Registered Quality, Inc. ("KEMA"), for review prior to formal submission to the FDA, the first step to obtain regulatory clearance that will allow the marketing and sale of our device in the United States. We believe that our filing of the 510(k) application satisfies our undertaking to file an application with the FDA by June 20, 2004 as required by the terms of the subscription agreement relating to the previously completed $1 million private placement. In the event, however, that it was determined that the filing of our 510(k) application did not satisfy such undertaking, we would be required to issue an additional 500,000 shares of our common shock to the participants in the private placement, as well as an additional 500,000 shares of common stock for each period of 30 days after June 20, 2004 in which the undertaking remained unsatisfied.

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

On May 3, 2004, we entered into another agreement (with the placement agents who helped us secure $1 million in December 2003) to seek additional short-term bridge financing of up to $800,000 on identical terms and conditions as the December 2003 offering. Under the new agreement, we sold $100,000 of our securities in the first tranche of the placement and further tranches of $154,000 and $75,000 of our securities on July 1, 2004 and August 5, 2004, respectively. The subscription for the placement was closed after sale of $329,000 of our securities under this placement on August 30, 2004. The registration statement for these securities and securities sold under the first placement of $1 million were filed for registration on September 14, 2004 and were declared effective by the Securities and Exchange Commission on September 30, 2004. The Notes are due and payable on the earlier of the date that we receive gross proceeds aggregating at least $3.5 million from the sale of our debt and equity securities (for which purpose, all such sales within a six month period would be aggregated). If the notes are not paid by the due date (i) we are obligated to issue an additional 150,000 shares of common stock for each $100,000 principal amount of notes, and (ii) the notes thereafter bear interest at 1.5% per month. There is no assurance that we can obtain the remaining financing on a timely basis, if at all, under this new agreement. On September 8, 2004, we signed an agreement for $50,000 with the private placement on similar terms and condition as the $329,000 placement and received $15,644, which was used to pay interest due on the notes issued in the $1 million and $329,000 placements.

Our cash resources have completely depleted and survival of the Company and continuation of its essential operations are dependent on securing immediate cash to pay the employees back pay and for other critical services. The employees have not been paid for September and October 2004, and two of the five employees have left. It will not be possible to retain the remaining employees unless they receive payment soon. Our 510(k) application has now been reviewed and approved by KEMA, the notified body, and it has submitted the application to the FDA. In the interim, till we receive further communication from the FDA, we would not be able to operate unless we obtain new funding. The immediate cash requirement for minimal operational activities is critical, and continuation of the operations will depend on our ability to immediately obtain such funds.

Liquidity and Capital Resources

We have financed our operations from inception up to November 2003 almost entirely by the issuance of our securities, interest income on the then unutilized proceeds from these issuances and with loans made directly, or guaranteed and collateralized, by Dr. David Long and certain of his affiliates. In December 2003, we secured a short-term bridge finance of $1 million, and in May 2004, we signed another agreement with the placement agent who assisted us with such $1 million loan, to secure additional short-term bridge financing of $800,000. Under the second agreement, we secured $329,000 before we closed the subscription on August 30, 2004. We signed another agreement for $50,000 with our placement agent on September 8, 2004.

At September 30, 2004, we had a working capital deficiency of $5,042,495, an increase of $1,218,027 from December 31, 2003. Our cash and cash equivalents were $1,516 at September 30, 2004, as compared to $369,332 at December 31, 2003.

At September 30, 2004 and December 31, 2003, we had inventory of $81,480. We believe that all items of inventory are currently saleable at prices in excess of carrying cost.

During the nine months ended September 30, 2004, our operating activities utilized $993,850 of net cash, our investing activities used $5,284 and our financing activities provided $631,318 of net cash, $707,144 (net of $83,502 in financing costs) of which represented the proceeds from our $1 million and $329,000 private placements and first tranche ($15,644) of a note signed by us in favor of our placement agent for $50,000. During the corresponding period in 2003, our operating activities utilized $691,930 of net cash and our financing activities provided $694,683 of net cash, which was made up of $510,348 in advances received from Dr. David Long and certain of his affiliates and $184,335 from the bank line of credit.

In June 2000, we obtained a $500,000 line of credit from a bank, repayment of which has been guaranteed and collateralized by an affiliate of Dr. David Long. The line of credit was increased in November 2001 to $750,000, in January 2002 to $1 million, and in December 2003 to $1.2 million. The line of credit has been fully drawn-down and has expired on November 2, 2004, and is being renewed on the basis of assurance given by Dr. Long and his affiliates that they will continue to provide collateral for the line of credit.

Since 2001, we have been seeking additional third-party funding. During such time, we have retained a number of different investment banking firms to assist us in locating available funding; however, we have not yet been successful in obtaining any of the long-term funding needed to make us into a commercially viable entity. During such period, Dr. David Long and certain of his affiliates have made funding available to us to permit us to maintain certain minimum operations; however, in 2003 Dr. Long advised us that we should not expect that he or his affiliates will make any further funds available to us. During the period from December 2003 to February 2004, we were able to obtain short-term financing of $1 million from a private placement (which resulted in net proceeds to us of $811,778, prior to any allocation for the cost of our required registration of the shares of common stock issued in the placement). On May 3, 2004, we signed an agreement with our placement agent to secure bridge financing up to $800,000, and we secured $329,000 under this placement. On September 8, 2004, we signed a note in favor of our private placement for $50,000 under the same terms and conditions as the $329,000 private placement. Most of the proceeds from this note are set aside to pay for interest due on notes issued under the $1 million and $329,000 private placements. Although we have filed our 510(k) application to the FDA and are continuing with our efforts to obtain funding to maintain our operations, we cannot assure you that we will be successful or that any funding we receive will be received timely or on commercially reasonable terms. Due to our working capital deficiency, and if we do not receive adequate and timely financing, we may be forced to cease our operations. Under such circumstances, we will be unable to pay our vendors, lenders and other creditors since the net realizable value of our non-current assets will not generate adequate cash.

Until such time, if at all, as we receive adequate funding, we have no option but to continue to defer payment of all of our obligations which are capable of being deferred, which actions have resulted in some vendors demanding cash payment for their goods and services in advance, and other vendors refusing to continue to do business with us. In the event that we are successful in obtaining third-party funding, we do not expect to generate a positive cash flow from our operations for at least several years, if at all, due to anticipated expenditures for research and development activities, administrative and marketing activities, and working capital requirements and expect to continue to attempt to raise further capital through one or more further private placements.

Results of Operations

Comparison of the Unaudited Nine Months Ended September 30, 2004 (the "2004 Period") with the Unaudited Nine Months Ended September 30, 2003 (the "2003 Period")
----------------------------------------------------------------------------

We generated revenue of $10,550 from the sale of a device to a distributor in the 2004 Period. We did not sell any of our products in the 2003 Period.

In the 2004 Period, as we sold a device against which we had made a full provision, we did not have any cost of sales charge against this sale. In the 2003 Period, we did not incur any cost of sales as we did not sell any products.

Research and development expenses decreased by $30,643, or 75%, to $10,482 in the 2004 Period, from $41,125 in the 2003 Period, due to a slow down in activities relating to redesign of our device as the project neared completion.

Selling, general and administrative expenses increased by $849,243, or 66%, to $2,132,329 in the 2004 Period from $1,283,086 in the 2003 Period. The increase was largely attributable to the amortization of $1,188,175 of the finance cost pertaining to the private placements of $1 million and $329,000 completed in February 2004 and September 2004, respectively, The increase in the finance cost was partly compensated by reduction of $101,251 in expenses and fees paid to several investment brokers hired to source funds, and by reduction in personnel costs (employees and consultants) of approximately $63,172 and legal fees of $103,114 in the 2004 Period.

Amortization of finance costs pertaining to the $1 million and $329,000 private placements was the reason for the increase in total operating expenses of $818,600, or 62%, from $1,324,211 in the 2003 Period to $2,142,811 in the 2004
Period.

We had net interest expense of $262,410 in the 2004 Period, compared to $324,149 in the 2003 Period, a decrease of $61,739, or 19%, due to a non-recurring provision made in the 2003 Period for interest on unpaid salary for six months ended September 30, 2003 amounting to $161,707, which savings was reduced by additional interest charges on increased borrowings, significantly by the new interest charge in the 2004 Period of $96,461 pertaining to the private placement notes payable issued after November 2003 amounting to $1.3 million.

We had no royalty income in the 2004 Period compared to $40,962 we earned in the 2003 Period as the licensing agreement which generated this income expired in 2004.

As a result of the foregoing, we incurred a net loss of $2,394,671 in the 2004 Period, compared to a net loss of $1,607,398 in the 2003 Period, an increase of $787,273, or 49%.

Comparison of the Unaudited Three Months Ended September 30, 2004 (the "2004 Quarter") with the Unaudited Three Months Ended September 30, 2003 (the "2003 Quarter")
-----------------------------------------------------------------------------

We did not sell any of our products in the 2004 Quarter or the 2003 Quarter.

Research and development expenses incurred in 2004 Quarter was $3,831, and no such expenditure was recorded in the 2003 quarter

Selling, general and administrative expenses increased by $206,817, or 38%, to $755,234 in the 2004 Quarter from $548,417 in the 2003 Quarter. The increase was largely attributable to the amortization of $491,432 of the finance cost pertaining to the private placements of $1 million and $329,000 completed in February 2004 and September 2004, respectively, The increase in the finance cost was partly compensated by reduction of $207,692 in expenses and fees paid to several investment brokers hired to source funds, and by reduction in personnel costs (employees and consultants) of approximately $32,960 in the 2004 Period.

Amortization of finance costs pertaining to the $1 million and $329,000 private placements was the reason for the increase in total operating expenses of $210,648, or 38%, from $548,417 in the 2003 Quarter to $759,065 in the 2004
Quarter.

We had net interest expense of $92,579 in the 2004 Quarter, compared to $150,355 in the 2003 Quarter, a decrease of $57,776, or 38%, due to a non-recurring provision made in the 2003 Quarter for interest on unpaid salary for three months ended September 30, 2003 amounting to $91,608, which savings was reduced by additional interest charges on increased borrowings, significantly by the new interest charge in the 2004 Quarter of $50,047 pertaining to the private placement notes payable issued after November 2003 amounting to $1.3 million.

We had no royalty income in the 2004 Quarter compared to $13,654 we earned in the 2003 Quarter as the licensing agreement which generated this income expired in 2004.

As a result of the foregoing, we incurred a net loss of $851,644 in the 2004 Quarter, compared to a net loss of $685,118 in the 2003 Quarter, an increase of $166,526, or 24%.

Acquisition or Disposition of Plant and Equipment

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We do not anticipate the acquisition of any significant property, plant or equipment during the next twelve months, other than leasehold improvements, computer equipment and peripherals used in our day-to-day operations.

Number of Employees

As of September 30, 2004, we had 3 employees. In order for us to attract and retain quality personnel, we will need to offer competitive salaries to current and future employees.

Limited public market, possible volatility of share price

Our common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol "BZET." As of September 30, 2004, there were 32,803,192 shares of common stock outstanding (shares issued less the shares in the treasury), although a significant portion thereof is not publicly traded. There can be no assurance that a trading market for our common stock will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by us or our competitors, failure to meet securities analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of our stock price.

Application of Critical Accounting Policies

Impairment of long-lived assets

At September 30, 2004, we had $220,506 of capitalized patent costs. In assessing the recoverability of our patents, we have made assumptions regarding estimated future cash flows and other factors relating to the use of our patents to determine the fair value of the respective assets. If our estimates or their related assumptions change in the future, we may be required to record additional charges for these assets not previously recorded. For the nine months ended September 30, 2004 and September 30, 2003, we had patent amortization expense of $28,195. Subsequent impairment losses, if any, will be reflected in operating income in our statement of operations.

Valuation of deferred tax assets

In assessing the realizability of deferred tax assets, we have considered whether it is more likely than not that some portion, or all, of deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At September 30, 2004 and 2003, we have made full provision for our deferred tax assets due to our continued operating losses and inability to assess the likelihood of generating sufficient future taxable income to realize such benefits. Substantially all of our net operating loss carryforwards are subject to limitation and may expire unutilized.

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

Item 3.  CONTROLS AND PROCEDURES

Dr. David Long, our chief executive officer, and John Stephens, our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities

Exchange Act of 1934) as they existed at September 30, 2004. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective to timely alert them to material information required to be disclosed in our periodic filings with the Securities and Exchange Commission.

No changes in our internal controls over financial reporting have occurred since September 30, 2004 that have materially affected our internal controls over financial reporting or are reasonably expected to materially affect our internal controls over financial reporting.

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

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

Set forth below is certain information concerning all sales made by us of our securities since July 1, 2004 which were not registered under the Securities Act of 1933 and were not previously disclosed by us in our Quarterly Reports or Annual Reports on Form 10-QSB or Form 10-KSB.

We sold an aggregate of $329,000 of our securities since April 1, 2004 as part of an $800,000 private placement ($100,000 of which closed on June 1, 2004, $154,000 of which closed on July 1, 2004 and the remaining $75,000 of which closed on August 4, 2004). We closed the subscription after we had sold $329,000 of our securities. In addition, we sold an aggregate of $50,000 of our securities on September 8, 2004 to our private placement agent on similar terms and conditions ($15,644 of which closed on September 8, 2004, $15,519 on October 4, 2004, and $2,222 of which was closed on October 22, 2004). For each $100,000 that we received, we issued (i) $100,000 in principal amount of our 12% promissory notes (due after 365 days from the date of issue) and (ii) 500,000 shares of our common stock. CGF Securities, Inc. is acting as placement agent and is entitled to receive, as its fee (i) five-year warrants to purchase shares of our common stock equal to 10% of shares issued to the holders of the promissory notes at a purchase price of $0.20 per share, (ii) 10% of the gross proceeds, and (iii) $3,000 as reimbursement of its expenses. The Notes are due and payable on the earlier of the date that we receive gross proceeds aggregating at least $3.5 million from the sale of our debt and equity securities (for which purpose, all such sales within a six month period would be aggregated) or one year from the date of issue. If the notes are not paid by the due date (i) we are obligated to issue an additional 150,000 shares of common stock for each $100,000 principal amount of notes, and (ii) the notes thereafter bear interest at 1.5% per month. Until the Notes are repaid, the holders have the right to participate in any offering by us of our equity securities (including of convertible debt) by using the Notes (and accrued interest thereon) to acquire the equity securities at a 25% discount from the offering price (and if the offering is of convertible debt to acquire such debt at face value with the conversion feature at a 25% discount). A portion of the proceeds of the placement are being used to complete our proposed submission to the FDA for our Biofield Diagnostic Device. In March 2004, we submitted a 510(k) application to the notified body, KEMA Registered Quality, Inc., for review prior to formal submission to the FDA, the first step to obtain regulatory clearance that will allow the marketing and sale of our device in the United States. We believe that our filing of the 510(k) application satisfies our undertaking to file an application with the FDA by June 20, 2004 as required by the terms of the subscription agreement relating to the previously completed $1 million private placement. In the event, however, that it was determined that the filing of our 510(k) application did not satisfy such undertaking, we would be required to issue an additional 500,000 shares of our common shock to the participants in the private placement, as well as an additional 500,000 shares of common stock for each period of 30 days after June 20, 2004 in which the undertaking remained unsatisfied.

We are required to file a registration statement with the SEC for all shares of common stock issued and issuable in the previously completed $1 million private placement, at our expense, and, if such registration is not declared effective by September 30, 2004, we are required to issue an additional 500,000 shares of common stock to the participants in the placement, as well as an additional 500,000 shares of common stock for each period of 30 days of delay thereafter. The original deadline for the registration statement being declared effective was July 20, 2004, but was extended by the placement agent to accommodate the new private placement of $800,000. No registration statement has yet been filed in connection with the $1 million private placement. We filed the registration statement for the private placements of $1 million and $329,000 on September 14,

2004, and the registration was declared effective by the Securities and Exchange Commission on September 30, 2004.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our securities holders during the fiscal quarter ended September 30, 2004.

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

                                       BIOFIELD CORP.

Date: November 19, 2004                By: /s/ DAVID M. LONG
                                           -------------------------------------
                                           David M. Long, Jr., M.D., Ph.D.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date: November 19, 2004                By: /s/ JOHN D. STEPHENS
                                           -------------------------------------
                                           John D. Stephens
                                           Senior Vice President and Chief
                                           Operating Officer (Principal
                                           Accounting and Financial Officer)