Form 10KSB
period 2004-12-31
BIOFIELD CORP \DE\
filed 2005-05-20
CIK 1007018

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------
                                   FORM 10-KSB
(Mark One)

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
         For the fiscal year ended December 31, 2004

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

        Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X].

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        State issuer's revenues for its most recent fiscal year: $10,550.

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

               Approximately $1,513,041 based on the closing sale price ($0.08) on March 22, 2005, as reported by The Nasdaq Stock Market, Inc. InfoQuote service furnished by Financial Insight Systems, Inc.

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

               As of March 22, 2005  - 34,348,472 shares of Common Stock.

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

        The Biofield Diagnostic System has not been approved by the U.S. Food and Drug Administration ("FDA") and, therefore, is not available for commercial distribution in the United States. We have obtained a CE mark Certification administered by the European regulatory authorities, which permits us to market the model of our device which has been certified in European Union member countries. At the present time, our marketing activities have been severely curtailed, as our limited cash resources are being utilized almost entirely in connection with the activities necessary to seek FDA approval and to maintain our essential operations. Although we have entered into marketing distribution agreements for Brazil, Italy, the Philippines, Southern Africa and South Korea, our sales have been negligible.

        At December 31, 2004, we had a working capital deficiency of $6.4 million, which amount has increased since such date. We require an immediate infusion of additional financial resources in order for us to continue our operations. Unless such resources timely become available, we will be compelled to cease operations.

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

        Simultaneously with the December 1999 private placement, our Board of Directors was reconstituted, Dr. David Long was appointed as our Chairman and Chief Executive Officer and a director, and all of our other then remaining directors and executive officers resigned. Thereafter, we concentrated our efforts primarily on activities which we believed to be appropriate to assist us in obtaining FDA approval, CE mark Certification to market our device in European Union countries and related marketing and regulatory activities. In 2000, we engaged outside consultants for our marketing and FDA regulatory activities. In May 2000, we were successful in obtaining CE mark Certification for the then current model of our Biofield Diagnostic System, and were re-certified by ISO-9001 Quality Systems. The CE mark Certification allows us to market the model of our device which has been certified in certain European and other countries that recognize the CE mark. Marketing of our device within the United States is dependent on our obtaining FDA approval, which we have not yet received.

        In December, 2000, we sold three million unregistered shares of our common stock in a private placement for $0.50 per share and raised $1,500,000. Dr. David Long participated in the placement and bought 482,000 of such shares. The closing price of our common stock, as reported by NASDAQ's InfoQuote service, was $0.57 per share. The proceeds from the placement were used to fund our operations in 2001.

        During 2002, our operating activities were funded almost entirely with $1,750,000 of borrowings obtained from, or with the assistance of, Dr. David Long and certain of his affiliates. During the first eleven months of 2003, our operating activities were funded entirely with $680,000 of borrowings obtained from, or with the assistance of, Dr. David Long and certain of his affiliates.

        In December 2003, we sold an aggregate of $637,500 of our 12% promissory notes due December 31, 2004 and 3,187,500 unregistered shares of our common stock for an aggregate of $637,500 in the first two tranches of a private placement. This placement was completed by the sale of an additional aggregate of $362,500 of such 12% promissory notes and 1,812,500 unregistered shares of our common stock for an aggregate of $362,500 in two additional tranches, one each in January and February 2004. In connection with this placement, we issued five-year warrants to purchase an aggregate of 500,000 shares of our common stock at a purchase price of $0.20 per share to the placement agent. As stipulated in the private placement, we registered, at our expense, the shares of common stock issued and issuable in the placement. At the time of the sales, the closing price of our common stock, as reported by NASDAQ's InfoQuote service, ranged from $0.25 to $0.50 per share. We received an aggregate of $564,570 of net proceeds from the placement.

        In the period from June 2004 to August 2004, we sold an aggregate of $329,000 of our 12% promissory notes due May 31, 2005 and 1,645,000 unregistered shares of our common stock for an aggregate of $329,000 in the three tranches of a second private placement. In connection with this placement also, we issued five-year warrants to purchase an aggregate of 164,500 shares of our common stock at a purchase price of $0.20 per share to the placement agent. We also registered, at our expense, the shares of common stock issued and issuable in the placement. At the time of the sales, the closing price of our common stock, as reported by NASDAQ's InfoQuote service, ranged from $0.16 to $0.31 per share. We received an aggregate of $293,100 of net proceeds from the second placement. The private placement was supplemented by a sale of $50,000 of our 12% promissory note to our placement agent on the terms and condition applicable for the notes issued pursuant to the second placement.

        In October, 2004, we engaged an investment broker and consultant to obtain financing for our operations while waiting for FDA approval by offering our shares of Common Stock offshore to non-U.S. citizens in accordance with the provisions of Regulation S at a cost of 50% of the amount of gross capital raised as fees. Under the agreement, the broker bears all the associated marketing and operating costs, and is required to offer the shares at a price per share of not less than $0.10. Under this arrangement, we received aggregate gross proceeds of $123,400 against aggregate issuance of 1,224,000 shares of Common Stock, at an aggregate discount of $38,425 over the market price on the date of the sale during the period from October 29, 2004 to December 31, 2004. Additionally, from January 1, 2005 to March 24, 2005, we have received aggregate gross proceeds of $280,816 against aggregate issuance of approximately 2.8 million shares of Common Stock at $0.10 per share and 50% agent's fees of $140,408. We continue to source more funds through this avenue to sustain our operations.


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

        The FDA decides whether a device must undergo either the 510(k) clearance or pre-market application ("PMA") approval process, based upon statutory criteria. These criteria include the level of risk that the FDA perceives is associated with the device, and a determination as to whether the device is within a type that is already legally marketed. Devices deemed to pose relatively less risk are placed in either class I or II, which classification requires that the manufacturer submit a pre-market notification requesting 510(k) clearance. The pre-market notification must demonstrate that the device is substantially equivalent in intended use, safety and effectiveness to a legally marketed "predicate device" that is either in class I or class II, or is a "preamendment" class III device (i.e., one that was in commercial distribution before the May 28, 1976 amendment) for which the FDA has not changed the classification requiring PMA approval process.

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

        In March, 2004, we submitted our application for 510(k) clearance to the notified body, KEMA Registered Quality, Inc. ("KEMA"), for review prior to formal submission to the FDA. KEMA subsequently recommended to the FDA that our diagnostic device is ``substantially equivalent to devices marketed in U.S. interstate commerce prior to May 26, 1976, the enactment date of the Medical Device Amendments, or to devices that have been reclassified in accordance with the provision of the Federal Food, Drug, and Cosmetic Act.'' In November, 2004, we submitted our application for formal submission to the FDA to approve our device. In December, 2004, we received the FDA's response to our 510(k) submission, which reclassified by statute the Biofield Diagnostic System into class III (Premarket Approval) pursuant to Section 513(f) of the Federal Food, Drug and Cosmetic Act (the ``Cosmetic Act''). As a result of the FDA's reclassification, we must obtain an approved PMA with the FDA, absent any subsequent reclassification, prior to legally marketing or distributing our device. The basis of the FDA's decision was its determination that the device is not ``substantially equivalent to devices marketed in U.S. interstate commerce prior to May 26, 1976, the enactment date of the Medical Device Amendments, or to any devices which have been reclassified into class I (General Controls) or class II (Special Controls) or to another device found to be substantially equivalent through the 510(k) process.'' The FDA indicated that its decision was also based on our device having ``new technological characteristics that could affect safety and effectiveness. In addition, the FDA raised new types of safety and effectiveness questions. For example:

        1) Do rapidly proliferating cells produce a measurable electrical potential that is different from that of normal cells?
        2) If there is a measurable electrical potential difference, is it specific for malignant cells?
        3) Can the measurement be used to differentiate between normal and malignant breast cancers in the human?''

        In its December letter, the FDA also advised us that a manufacturer whose device is found to be not substantially equivalent to a predicate device can request the FDA to make a risk-based classification for its device. However, the letter also included a statement that the FDA believes that ``based on the review of your device, general controls would be inadequate and special controls difficult to develop, to provide reasonable assurance of the device's safety and effectiveness.''

        In January, 2005, in accordance with recommended FDA procedure, we submitted a Request for Evaluation of Automatic Class III Designation for the Biofield(R) Breast Proliferation Rate Detection System under ss.513(f)(2) of the Cosmetic Act. In this request, we also addressed the FDA's technological concerns based on information we had previously provided to the FDA. On March 4, 2005 we were notified by the FDA that it had reviewed our petition for reclassification and concluded that we have not demonstrated that the device meets the criteria under section 513(a)(1) of the Federal Food Drug and Cosmetic act (21 U.S.C. 360c(a)(1) for classification into class I or II. Therefore the device is automatically classified in class III requiring approval through a premarket approval (PMA) process. In the event that the FDA clears our device, and if we are successful in obtaining sufficient additional financing, we anticipate commencing our marketing efforts for the device in the United States shortly thereafter. However, due to our very limited financial resources, if the FDA does not grant our request as described above and/or requires substantial additional information in support of such request, we will need to obtain substantial additional funding in order to complete our application to the FDA, as well as to sustain our operations during the time our application is being considered by the FDA. In the event that we are unable to secure such funding, we may be compelled to cease operations.

Pervasive and Continuing FDA Regulation.

        A host of regulatory requirements apply to marketed devices, including labeling regulations, the Quality System Regulation, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures. The Medical Device Reporting regulation requires that manufacturers report to the FDA deaths or serious injuries associated with regulated products and product malfunctions likely to cause or contribute to death or serious injury. The FDA generally prohibits promotion of products for unapproved or `off-label' uses. Class II devices also can have special controls (e.g., performance standards, post-market surveillance, patient registries and FDA guidelines) that do not apply to Class I devices. There is no assurance that unanticipated changes in existing regulatory requirements or the adoption of new requirements would not have a significant adverse effect on our business and financial condition.

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

        We have received approval by KEMA to market a version of the Biofield Diagnostic System and our sensors under the CE mark Certification, and this notified body has granted certified ISO-9001 Quality System status for design, production management, sales and distribution of such version of the Biofield Diagnostic System. In order to obtain such approvals, KEMA personnel conducted a detailed review of our technical files and records, and reviewed certain of our medical research files; however, KEMA did not conduct any confirming research and did not comment on our clinical research. At the conclusion of the review, KEMA issued to us a Certificate of Conformity for the product category "electropotentials systems for the diagnosis of epithelial cancers". KEMA did not offer any endorsement of the efficacy of the Biofield Diagnostic System. We will be required to apply for CE recertification for our newly redesigned device, which we intend to do at an appropriate time when adequate long-term funding is obtained.

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

        In October 2000, we entered into a non-exclusive license agreement with Cardio Dynamics International Corporation, a manufacturer of medical devices, for use of our interconnect design patent on cables to be manufactured by them. The agreement was due to expire on December 31, 2003 and was renewable by Cardio Dynamics for an additional two years based on a mutual agreement of minimum royalties. We received the contractual minimum royalties of $19,770 for 2001 and $46,890 for 2002. The agreement was amended in December 2002 to reset the then remaining royalty from $98,465 to $54,606. In consideration for prepayment of such royalty in 2003, the agreement was extended (for no additional royalty) until December 31, 2004. The agreement expired on December 31, 2004 and was not renewed.

Research and Development

        All of our research and development activities have been related to our core technology and our attempt to commercialize this technology. Since we are still in the development stage, our research and development activities have been substantial, although they have decreased significantly since 1998. Most of our research has been completed and we did not incur any expense for research in 2004.

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

Employees

        As of March 22, 2005, we had two full-time employees, our chief executive officer and our chief operating officer. Both employees are involved in all aspects of our business and operations, including data management, supervision of research and development activities, management, manufacturing supervision, product development and financial and administrative functions. In addition, when needed, we use the services of our past employees and an independent marketing consultant, and two other consultants who assist us with regulatory work. Due to a lack of financial resources during 2003, we deferred compensation due our employees for six months (and agreed to pay a 100% percent premium on such deferred compensation) and we reduced our employee compensation for four months (and issued options under our 1996 Stock Option Plan in an attempt to make up for such shortfall). In 2004, we were able to pay the employees' 2003 salary arrears but we still have to pay them the premium for back pay. As at December 31, 2004, we owed $160,486 to the employees for the premium.

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

Risk Factors

The FDA has Rejected Our Most Recent Submission for Approval of the Biofield Diagnostic Device and Reclassified Our Device

        In March, 2004, we submitted our application for clearance of our device, pursuant to the FDA's 510(k) clearance procedure to KEMAfor review prior to formal submission to the FDA. KEMA subsequently recommended to the FDA that our diagnostic device be approved. In November, 2004, we submitted our application for formal submission to the FDA to approve our device.

        In December, 2004, the FDA notified us that it had reclassified by statute the Biofield Diagnostic System into class III (Premarket Approval) pursuant to Section 513(f) of the Federal Food, Drug and Cosmetic Act. As a result of the FDA's reclassification, we must, absent any subsequent reclassification, obtain PMA approval prior to legally marketing or distributing our device. The basis of the FDA's decision was its determination that the device is not "substantially equivalent to devices marketed in U.S. interstate commerce...." The FDA also informed us that although a manufacturer whose device is found to be not substantially equivalent to a predicate device can request the FDA to make a risk-based classification for its device, the FDA believes that "based on the review of your device, general controls would be inadequate and special controls difficult to develop, to provide reasonable assurance of the device's safety and effectiveness."

        Had the FDA accepted our submission for clearance, we would have been able to commence sales and marketing efforts immediately. However, on March 4, 2005 we were notified by the FDA that it had reviewed our petition for reclassification and concluded that we have not demonstrated that the device meets the criteria under section 513(a)(1) of the Federal Food Drug and Cosmetic act (21 U.S.C. 360c(a)(1) for classification into class I or II. Therefore the device is automatically classified in class III requiring approval through a premarket approval. Consequently, there can be no assurance that we will ever obtain FDA clearance for the Biofield Diagnostic Device. At a minimum, we will likely experience significant additional expense and time in order to obtain clearance for our device from the FDA. In the event that we are unable to obtain such approval, we will likely be compelled to cease operations.

We Need to Obtain Financing in Order to Continue Our Operations or We will Cease Operations.

        At May 2, 2005, we virtually have no cash, and we were unable to meet the interest payments due on April 30, 2005 with respect to the promissory notes described below. Since December 2004, we have survived on some funding we obtained from issuance of notes, sale of our shares abroad and advances made by Dr. Long and his affiliates. Our line of credit of $1.2 million, which is secured by personal guarantees from Dr. Long and his affiliates, expires on December 2, 2005. Furthermore, we were unable to repay the $1 million of 12% promissory notes which we issued in a private placement in December 2003 and January and February 2004, when it became due on December 31, 2004. The $329,000 private placement notes and the $50,000 note to our placement agent are due on May 31, 2005. All the notes will bear interest (until paid) at 1.5% per month after the due dates. We are also required to issue 2.5 million shares of our common stock for the default in connection with the $1 million private placement. We will be required to issue 947,500 shares for the second placement and $50,000 note in the event we do not repay the notes on or before May 31, 2005. We have been seeking long-term financing through investment banking channels for over three years, but have not yet been successful in obtaining such financing. Unless such resources timely become available, we will be compelled to cease operations.

We Anticipate Significant Dilution of Our Current Stockholders in Obtaining Necessary Funding

        Our $1 million and $329,000 private placements and our $50,000 note to our placement agent required us to issue (in addition to $1.4 million of short-term notes) an aggregate of approximately 6.9 million shares of our common stock. We are also required to issue 2.5 million to the holders of the notes under $1 million private placement for not repaying the notes on December 31, 2004. On April 30, 2005, we defaulted on the monthly interest payments due on these notes. We will be required to issue 947,500 shares if we default in payment of $329,000 and $50,000 notes which become due on May 31, 2005. Additionally, from October 2004 to March 2005, we sold approximately 4 million shares at $0.10 per shares to investors outside United States, and we continue to sell our shares of Common Stock to overseas investors to fund its operations. In addition, in September 2004, we borrowed $50,000 from an affiliate of our placement agent in exchange for the issuance of 500,000 shares of common stock. Furthermore, the subscription agreement relating to our $1 million private placement contained an undertaking requiring us to file an application for approval of our device with the FDA by June 20, 2004. In March 2004, we submitted our 510(k) application to KEMA as described above. We believe that our filing of the 510(k) application with KEMA satisfies such undertaking to file an application with the FDA by June 20, 2004. In the event, however, that it is determined that the filing of our 510(k) application did not satisfy such undertaking, we would then be required to issue an additional 500,000 shares of our common stock to the participants in the private placement, as well as an additional 500,000 shares of our common stock for each period of 30 days after June 20, 2004 in which the undertaking remained unsatisfied. If we are successful in raising additional funds by selling our equity securities, the equity ownership of our existing stockholders will be significantly further diluted. If we are able to raise additional funds through debt financing, which currently is unlikely without a third party guaranty, we will incur significant borrowing costs.

We Have a Limited Operating History

        We have had a limited history of operations. Since our inception in October 1987, we have engaged principally in the development of our device, which has not been approved for sale in the United States. Consequently, we have little experience in manufacturing, marketing and selling our products.

We Expect to Continue to Incur Significant Operating Losses Which Endangers our Viability as a Going-Concern

        We currently have no established source of operating revenue and have incurred net operating losses since our inception. At December 31, 2004, we had an accumulated deficit of approximately $70 million. These losses have resulted principally from costs incurred in research and development and clinical trials and from general and administrative costs associated with our operations. We expect operating losses to continue for at least the next several years, mainly due to the anticipated expenses associated with the pre-market approval process and proposed commercialization of our device, research and development and marketing activities and administration costs. Our continuing losses have caused our independent accountants to qualify their audit report regarding our use of "going concern" basis of accounting in preparation of our 2004 consolidated financial statements.

Our Business May Never Become Profitable

        Our ability to achieve profitability will depend, in substantial part, on our ability to obtain regulatory approvals for our device, and to develop the capacity to successfully manufacture and market our device within a reasonable time. We cannot assure you when, or if, we will receive required regulatory approvals to manufacture and market our device. Accordingly, the extent of future losses and the time required to achieve profitability, are highly uncertain.

Our Cash Flow Problems Have Caused Us to Be Delinquent in Payments to Vendors and Other Creditors

        Since 1998, our lack of financial resources has caused us to delay payment of our obligations as they became due in the ordinary course of our business. Such delays have damaged some of our vendor and professional relationships, and have caused us to incur additional expenses in the payment of late charges and penalties. As of December 31, 2004, we had a working capital deficiency of $6.4 million and accounts payable, primarily to service providers and vendors, aggregating approximately $1.1 million, substantially all of which are past due. These amounts have increased since December 31, 2004. At December 31, 2004, we also owed our employees approximately $160,486.

We Will Require Significant Additional Capital to Continue Operations Which May Not Be Available

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

We May Never Be Able to Bring our Device to Market or Sustain Its Sales After Regulatory Approval

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

        If we are unable to successfully market our device or sustain its sales, our business, financial condition and results of operations will be significantly and adversely affected.

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

Our Device Will Be Subject to Continuing Review by the FDA Which Could Impact On Our Ability to Sell It in the Future

        Changes to our device or the manner in which it is used after it is approved will require additional approval by the FDA. Our failure to receive approval of such a change on a timely basis, or at all, would have a significant adverse effect on our business.

A Failure of Our Contract Manufacturers to Comply with FDA Regulations Would Impact On Our Ability to Sell Our Device

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

We Expect to Encounter Difficulty in Hiring Required Personnel and the Loss of any Key Personnel Could Adversely Affect our Operations

        As a small medical technology company, we are heavily dependent upon the talents of key personnel. Due to lack of funding, we are unable to hire permanent employees. We use services of some of the ex-employees as consultants when we have the cash and they are available to perform the required services. Competition for qualified personnel in the medical device and biotechnology industries is intense and we do not know if we will be successful in our recruitment efforts. If we are unable to attract, and then retain, qualified personnel, our operations will be significantly adversely affected.

Our Limited Marketing and Sales Experience and Capability Could Impact Our Ability to Successfully Sell Our Device

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

Our Results of Operations May Suffer if Foreign Trade is Restricted or Foreign Regulations are Modified

        When funds become available, we intend to commence commercial sales of our device outside of the United States before we commence this activity in the United States, where sales cannot occur unless and until we receive pre-market approval from the FDA. Thus, until we receive approval from the FDA to market our device in the United States, our revenues, if any, will be derived from international sales. A significant portion of our revenues, therefore, may be subject to the risks associated with international sales, including foreign regulatory requirements, economic or political instability, shipping delays, fluctuations in foreign currency exchange rates and various trade restrictions, all of which could have a significant impact on our ability to deliver products on a competitive and timely basis and our ability to achieve profitable operations. Future impositions of, or significant increases in the level of, customs duties, export quotas or other trade restrictions could have a significant adverse effect on our business.

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

Our Principal Stockholder Can Control Most Matters Requiring Approval by Our Stockholders

        Dr. David Long, our Chairman and Chief Executive Officer, and his son, Dr. Raymond Long, and their respective affiliated entities, beneficially own approximately 36% of our outstanding shares of common stock. As a result, Dr. David Long has significant influence on the nomination and election of our directors, our policies and the outcome of all important matters that are subject to the vote of our stockholders. This concentration of ownership, among other things, also may increase our difficulty in raising necessary financing.

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

We May Issue Preferred Stock

        Our Board of Directors has the authority to issue up to 12,300,000 shares of preferred stock and to determine the price, rights, preferences, conversion and other privileges and restrictions, including voting rights, of those shares without any vote or action by our common stockholders. The rights of the holders of the common stock will be subject to, and could be materially adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing flexibility in connection with corporate purposes, could have the effect of delaying, deferring or preventing a change in control, discouraging tender offers for the common stock, and materially adversely affecting the voting rights and market price of the common stock.

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

Our Obligation to Maintain the Registration of Shares of our Common Stock for Two Years Will be Costly and May Lower the Market Price of Our Common Stock.

        We are required to maintain the effectiveness of the registration statement of the shares issued in our $1 million and $329,000 private placements for two years from the date of effectiveness. The cost of maintaining such effectiveness will affect the availability of funds for our business operations. Furthermore, sales of these registered shares of common stock in the public market, or the perception that these sales could occur, could adversely affect the trading price of our common stock and could impair our ability to raise funding through an offering of our equity securities.

Resale of Restricted Shares Held By Our Current Directors and Executive Officers May Lower the Market Price of Our Common Stock

        At March 22, 2005, 34,348,472 shares of our common stock were outstanding, of which approximately 9 million shares were freely tradable by the holders of these shares without limitations under the Securities Act of 1933, inclusive of 8,250,238 shares which are currently being sold pursuant to an effective Registration Statement. Approximately 37% of the shares of our outstanding common stock were held by our current executive officers and directors and their affiliated entities. These persons, and other holders of restricted shares, are eligible to sell substantially all of their shares subject to the volume and other limitations of Rule 144 promulgated under the Securities Act of 1933. Three months after these persons are no longer deemed to be our affiliates, and provided that they have held their shares for more than one year, they will be able to sell their shares without restriction under Rule
144. Sales of substantial amounts of our restricted shares of common stock in the public market, or the perception that these sales could occur, could adversely affect the trading price of our common stock and could impair our ability to raise funding through an offering of our equity securities.

Future Issuances of Our Securities May Be Dilutive to Our Stockholders

        We will need additional capital to fund our future operations through public or private financings, collaborative licensing or other arrangements with corporate partners. We have already issued 610,280 shares of our common stock which we sold in 2004 under the exemption provided by Regulation S, and we continue to sell the shares in 2005 with approximately 2.8 million shares will be issued for sales made up to March 23, 2005. If additional funds are raised by issuing equity securities, dilution to our existing stockholders will occur. As of March 22, 2005, options, warrants and rights to purchase a total of 1,763,331 shares of our common stock were outstanding with a weighted average exercise price of $0.35 per share, 716,331 of which were then exercisable. In addition, 1,210,496 shares of our common stock were available for future option grants under our stock option plans. Furthermore, under the terms of our $1 million private placement, we are required to issue additional 2,500,000 shares of common stock non-payment of notes on December 31, 2004, the maturity date. Similarly, 947,500 shares will be due if we default to repay the notes due under our $329,000 private placement and $50,000 note issued to our placement agent if the notes are not repaid on May 31, 2005. As no new financing arrangement has been made, we are likely to default in making this payment and will be required to pay the additional shares. To the extent that any of the foregoing options are exercised or shares are issued, the interests of our stockholders would be diluted.

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

        We intend to move our operations to Spring Valley, California if and when cash resources become available. We are currently subleasing from Abel Laboratories, Inc., an affiliate of Dr. David Long, our Chairman and Chief Executive Officer and principal stockholder, approximately 5,000 square feet of furnished and laboratory equipped space at 2737 Via Orange Way, Spring Valley, California. Under the sublease arrangement, we are to pay Abel the same amount of rent charged to Abel by the landlord of the premises, without any adjustment. Abel signed a new two-year lease with effect from April 1, 2005, and Abel's monthly rent for the first year is $5,056. The rent increases to $5,268 in the second year. In 2004, we incurred rent expense of $59,580 under the Abel sublease, including late charges imposed by the landlord. We believe that the terms and conditions of this sublease are no less favorable to us than those that would be available from an unaffiliated third party. We estimate the cost of our move to California, including moving expenses and relocation costs of employees, to be approximately $300,000. Although we have moved a portion of our records relating to research and development activities to California, our administrative and Regulatory and Quality Assurance functions are still carried out in our Alpharetta, Georgia office.

Item 3. Legal Proceedings.

        We are not a party to any pending legal proceeding which is not routine litigation incidental to our business or which involves a claim for damages exceeding 10% of our current assets, nor are we aware of any proceeding concerning us that a governmental authority may be contemplating.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of our securities holders during the fiscal quarter ended December 31, 2004.


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

Year ended December 31, 2003

First Quarter                                             $0.38         $0.25
Second Quarter                                             0.25          0.09
Third Quarter                                              0.20          0.07
Fourth Quarter                                             0.44          0.14

Year ended December 31, 2004
First Quarter                                              0.53          0.16
Second Quarter                                             0.28          0.20
Third Quarter                                              0.21          0.10
Fourth Quarter                                             0.44          0.14

Year ending December 31, 2005

First Quarter (through March 22, 2005)                     0.19          0.06

     On March 22, 2005, the closing sale price for our common stock was $0.08 per share, as reported by NASDAQ's InfoQuote service.

Holders

     As of April 6, 2005, there were 263 holders of record of our common stock, including Cede & Co., who held 14,469,316 shares for an undisclosed number of beneficial holders.

Dividends

        We have not declared or paid any dividends since our inception, and do not intend to pay any cash dividends in the foreseeable future, although we have not entered into any agreement which restricts our ability to pay dividends. We currently anticipate that we will retain all earnings, if any, for use in the operation and expansion of our business.

Recent Sale of Unregistered Securities

        Set forth below is certain information concerning all sales made by us of our securities since January 1, 2004 which were not registered under the Securities Act of 1933 and were not previously disclosed by us in our Quarterly Reports on Form 10-QSB.

        In October, 2004, we engaged an investment broker and consultant to obtain financing its operations while waiting for FDA approval by offering shares of Common Stock offshore to non-U.S. citizens in accordance with the provisions of Regulation S at a cost of 50% of the amount of gross capital raised as fees. Under the agreement, the broker bears all the associated marketing and operating costs, and is required to offer the shares at a price per share of not less than $0.10. Under this arrangement, we received aggregate gross proceeds of $123,400 against aggregate issuance of 1,224,000 shares of Common Stock, at an aggregate discount of $38,425 over the market price on the date of the sale during the period from October 29, 2004 to December 31, 2004. Additionally, from January 1, 2005 to March 24, 2005, we have received aggregate gross proceeds of $280,816 against aggregate issuance of approximately 2.8 million shares of Common Stock at $0.10 per share and 50% agent's fees of $140,408.


Repurchases of Securities

        We did not engage in any repurchases of our securities during the fiscal quarter ended December 31, 2004.

Item 6. Management's Discussion and Analysis or Plan of Operations.

        The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this document.

Overview

        As a development stage company, we have incurred net losses since inception through December 31, 2004 of approximately $70 million. Our current liabilities exceeded our current assets by approximately $6.4 million, and our total liabilities exceeded our total assets by approximately $6.2 million. These factors raise substantial doubt about our ability to continue our operations without obtaining immediate funding.

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

        On December 4, 2003, we sold $300,000 of our securities in the first tranche of the placement. The remaining tranches of $337,500, $250,000 and $112,500 closed on December 29, 2003, January 21, 2004 and February 20, 2004, respectively. $100,000 principal amount of our 12% promissory Notes and 500,000 shares of our common stock were issued for each $100,000 received and we issued to the placement agent five-year warrants to purchase an aggregate of 500,000 shares of our common stock at a purchase price of $0.20 per share. The Notes became due and payable on December 31, 2004. The Notes provide by their terms that if the Notes are not paid by December 31, 2004 (i) we are obligated to issue an additional 250,000 shares of common stock for each $100,000 principal amount of notes, and (ii) the Notes thereafter bear interest at 1.5% per month. Accordingly, we are now obligated to issue to the note-holders a total of 2,500,000 shares of our Common Stock. Until the Notes are repaid, the holders have the right to participate in any offering by us of our equity securities (including of convertible debt) by using the Notes (and accrued interest thereon) to acquire the equity securities at a 25% discount from the offering price (and if the offering is of convertible debt to acquire such debt at face with the conversion feature at a 25% discount). In March 2004, we submitted our application for 510(k) clearance to KEMA for review prior to formal submission to the FDA. Kema subsequently recommended to the FDA that our diagnostic device be approved. In November, 2004, we submitted our application for formal submission to the FDA to approve our device.

        In December, 2004, the FDA notified us that it had reclassified by statute the Biofield Diagnostic System into class III (Premarket Approval) pursuant to Section 513(f) of the Federal Food, Drug and Cosmetic Act. As a result of the FDA's reclassification, we must have an approved PMA absent any subsequent reclassification, prior to legally marketing or distributing our device. The basis of the FDA's decision was its determination that the device is not "substantially equivalent to devices marketed in U.S. interstate commerce." The FDA also informed the company that although a manufacturer whose device is found to be not substantially equivalent to a predicate device can request the FDA to make a risk-based classification for its device, the FDA believes that "based on the review of your device, general controls would be inadequate and special controls difficult to develop, to provide reasonable assurance of the device's safety and effectiveness." On March 4, 2005 we were notified by the FDA that it had reviewed our petition for reclassification and concluded that we have not demonstrated that the device meets the criteria under section 513(a)(1) of the Federal Food Drug and Cosmetic act (21 U.S.C. 360c(a)(1) for classification into class I or II. Therefore the device is automatically classified in class III requiring approval through a premarket approval (PMA) process.

        Consequently, we may never obtain FDA approval for the Biofield Diagnostic Device. In the event that we are unable to obtain such approval, we will likely be compelled to cease operations.

        On May 3, 2004, we entered into another agreement (with the placement agents who helped us secure $1 million in December 2003) to seek additional short-term bridge financing of up to $800,000 on identical terms and conditions as the December 2003 offering. Under the new agreement, we sold $100,000 of our securities in the first tranche of the placement and further tranches of $154,000 and $75,000 of our securities on July 1, 2004 and August 5, 2004, respectively. The subscription for the placement was closed after sale of $329,000 of our securities under this placement on August 30, 2004. The registration statement for these securities and securities sold under the first placement of $1 million were filed for registration on September 14, 2004 and were declared effective by the Securities and Exchange Commission on September 30, 2004. The Notes are due and payable on the earlier of the date that we receive gross proceeds aggregating at least $3.5 million from the sale of our debt and equity securities (for which purpose, all such sales within a six month period would be aggregated) or May 31, 2004. If the notes are not paid by the due date (i) we are obligated to issue an additional 150,000 shares of common stock for each $100,000 principal amount of notes, and (ii) the notes thereafter bear interest at 1.5% per month. There is no assurance that we can obtain the remaining financing on a timely basis, if at all, under this new agreement. On September 8, 2004, we signed an agreement for $50,000 with the private placement on similar terms and condition as the $329,000 placement and received aggregate proceeds of $50,000, which was used to pay interest due on the notes issued in the $1 million and $329,000 placements.

        In October, 2004, we engaged an investment broker and consultant to obtain financing its operations while waiting for FDA approval by offering shares of Common Stock offshore to non-U.S. citizens in accordance with the provisions of Regulation S at a cost of 50% of the amount of gross capital raised as fees. Under the agreement, the broker bears all the associated marketing and operating costs, and is required to offer the shares at a price per share of not less than $0.10. Under this arrangement, we received aggregate gross proceeds of $123,400 against aggregate issuance of 1,224,000 shares of Common Stock, at an aggregate discount of $38,425 over the market price on the date of the sale during the period from October 29, 2004 to December 31, 2004. Additionally, from January 1, 2005 to March 24, 2005, we have received aggregate gross proceeds of $280,816 against aggregate issuance of approximately 2.8 million shares of Common Stock at $0.10 per share and 50% agent's fees of $140,408.

        Our cash resources have completely depleted and survival of the Company and continuation of its essential operations are dependent on securing immediate cash to continue operations. We are unable to pay our employees back pay and for other critical services. Our 510(k) application was reviewed and approved by KEMA, the notified body, and it was submitted to the FDA. However, the FDA response has not been positive, and the process may take longer than previously anticipated. See detailed discussion under `Government Regulations' of Item 1. In the interim our immediate cash needs for minimal operational activities is critical, and continuation of the operations will depend on our ability to immediately obtain such funds. There is no assurance that we can obtain such financing on a timely basis, if at all.

Liquidity and Capital Resources

        We have financed our operations since inception almost entirely by the issuance of our securities, interest income on the then unutilized proceeds from these issuances and with loans made directly, or guaranteed and collateralized, by Dr. David Long and certain of his affiliates.

        At December 31, 2004, we had a working capital deficiency of $6,415,735, an increase of $2,591,267 from December 31, 2003. Our cash and cash equivalents were $33,142 at December 31, 2004, as compared to $369,332 at December 31, 2003. The 2003 cash balance was higher was due to the receipt of $337,500 cash proceeds from that portion of our private placement which closed in December 2003.

        At December 31, 2004, we had no value on the balance sheet for the inventory as we decided to make full provision for all the items in our inventory. At December 31, 2003, we had inventory of $81,480.

        During 2004, our operating activities utilized $1,304,073 of net cash, our investing activities used $5,284 and our financing activities provided $973,167 of net cash, $654,563 (net of $86,937 of expenses) of which represented net cash proceeds from the $1 million and $329,000 private placements, advances aggregating $253,698 from Dr. David Long and certain of his affiliates, and $64,906 (net of commission and discount of $96,919) representing the net cash proceeds received from sale of shares of our common stock. During 2003, our operating activities utilized $845,180 of net cash and our financing activities provided $1,213,099 of net cash, $200,000 of which represented a draw-down of our bank line of credit (which has been guaranteed and collateralized by Dr. David Long and certain of his affiliates), advances aggregating $505,406 from Dr. David Long and certain of his affiliates, and $507,693 (net of $129,807 of expenses) representing the net cash proceeds received in December 2003 from the first two tranches of our $1 million private placement.

        In June 2000, we obtained a $500,000 line of credit from a bank, repayment of which has been guaranteed and collateralized by an affiliate of Dr. David Long. The line of credit was increased in November 2001 to $750,000, in January 2002 to $1 million, and in December 2003 to $1.2 million The line of credit has been fully drawn-down and is due to expire, unless extended, on December 2, 2005.

        Since 2001, we have been seeking additional third-party funding. During such time, we have retained a number of different investment banking firms to assist us in locating available funding; however, we have not yet been successful in obtaining any of the long-term funding needed to make us into a commercially viable entity. During such period, Dr. David Long and certain of his affiliates have made funding available to us to permit us to maintain certain minimum operations; however, in 2003 Dr. Long advised us that we should not expect that he or his affiliates will make any further funds available to us. During the period from December 2003 to February 2004, we were able to obtain short-term financing of $1 million from a private placement (which resulted in net proceeds to us of $811,778, prior to any allocation for the cost of our required registration of the shares of common stock issued in the placement). On May 3, 2004, we signed an agreement with our placement agent to secure bridge financing up to $800,000, and we secured $329,000 under this placement. On September 8, 2004, we signed a note in favor of our private placement for $50,000 under the same terms and conditions as the $329,000 private placement. Most of the proceeds from this note were set aside to pay for interest due on notes issued under the $1 million and $329,000 private placements. On April 30, 2005, we defaulted on the payment of interest due on the foregoing indebtedness. Although we have filed our 510(k) application to the FDA and are continuing with our efforts to obtain funding to maintain our operations, we cannot assure you that we will be successful or that any funding we receive will be received timely or on commercially reasonable terms. Due to our working capital deficiency, and if we do not receive adequate and timely financing, we may be forced to cease our operations. Under such circumstances, we will be unable to pay our vendors, lenders and other creditors since the net realizable value of our non-current assets will not generate adequate cash.

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

Results of Operations

Comparison of the Year Ended December 31, 2004 with the Year Ended December 31, 2003

        We sold one device and sensors to a distributor overseas for $10,550; we did not sell any of our products in 2003. In 2003, as we did not sell any products, we did not incur any cost of sales.

        In 2004, we did not have any cost of sales as full provision was made for the items sold. Also, in 2004, we wrote down in full our then remaining inventory by making an additional provision of $81,480; no similar write-down occurred in 2003.

        Research and development expenses include the costs of engineering, manufacturing and related activities conducted in connection with obtaining required governmental and regulatory approvals for our device, expenses related to the adoption of new technology and costs incurred in connection with the redesign of our device. We did incur any research and development expenses in 2004; in 2003, we spent $41,425 for research and development. Our redesign project was completed and no new research was started due to lack of funds.

        Selling, general and administrative expenses increased by $1,688,146, or 98%, to $3,410,214 in 2004 from $1,722,068 in 2003. The increase was largely attributable to the following cost related to issuance of financial instruments to secure new funding:

        The major savings were made in the costs related to personnel (employees and consultants) which were lower by approximately $146,000, professional fees were reduced by $169,000, and payments to investment advisors was down by $112,000 in 2004 compared to 2003. These savings in expenditure partly offset the increase of $2.1 million in cost related to issuing of financial instruments for new funding.

        As a result of our total operating expenses increased $1,646,721, or 93%, from $1,763,493 in 2003 to $3,410,214 in 2004.

        We had net interest expense of $365,373 in 2004, compared to $455,822 in 2003, a decrease of $90,449, or 20%, due to accrual of interest ($192,243) payable to employees on deferred remuneration due in 2003, partly off set by additional interest on increased borrowings in 2004.

        We did not earn any royalty income in 2004 ads the royalty agreement expired in 2004; in 2003, royalty income was $54,617.

        As a result of the foregoing, we incurred a net loss of $3,846,517 in 2004, compared to a net loss of $2,164,698 in 2003, an increase of $1,681,819, or 78%.

        While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

        By adjusting its operations and development to the level of capitalization , management believes it has suffucient capital resources to meet projected cash flow deficits through the next twelve months . However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

        The independent auditors report on our December 31, 2004 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

Product Research and Development

        We do not anticipate incurring material research and development expenditures during the next 12 months.

Acquisition or Disposition of Plant and Equipment

        We do not anticipate the sale of any significant property, plant or equipment during the 12 months. We do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months.

Number of Employees

        From our inception through the period ended December 31, 2004, we have relied on the services of outside consultants for services and currently have two (2) full time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do not anticipate our employment base will significantly change during the next 12 months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Off-Balance Sheet Arrangements

        The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Application of Critical Accounting Policies

Impairment of long-lived assets

        At December 31, 2004, we had $211,108 of capitalized patent costs. In assessing the recoverability of our patents, we have made assumptions regarding estimated future cash flows and other factors relating to the use of our patents to determine the fair value of the respective assets. If our estimates or their related assumptions change in the future, we may be required to record additional charges for these assets not previously recorded. For the year ended December 31, 2004, we had patent amortization expense of $37,600. In 2003, amortization expense for capitalized patent costs was $37,600. Subsequent impairment losses, if any, will be reflected in operating income in our statement of operations.

Valuation of deferred tax assets

        In assessing the realizability of deferred tax assets, we have considered whether it is more likely than not that some portion, or all, of deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At December 31, 2004 and 2003, we have made full provision for our deferred tax assets due to our continued operating losses and inability to assess the likelihood of generating sufficient future taxable income to realize such benefits. Substantially all of our net operating loss carryforwards are subject to limitation and may expire unutilized.

Inventory valuation reserves

        We provide for inventory obsolescence based upon assumptions concerning future demand, market conditions and anticipated timing of the release of next generation products. If actual market conditions or future demand are less favorable than those projected by management, or if next generation products are released earlier than anticipated, additional inventory write-downs may be required. Due to our decision to introduce a new device with updated technology and major design modifications in 2003 (which is now projected to occur in 2005, subject to receipt of adequate financing to enable us to complete the project), we created a reserve for our inventory of old devices amounting to $179,916 in 2001 and increased this reserve by $352,154 in 2002 to fully provide for the old units and all the sensors for these units. In 2004, we increased the reserve by $81,480 to fully provide for all the inventory items. Additionally, we wrote off obsolete and scrapped inventory totaling $41,364 in 2002.

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

New Accounting Pronouncements

        In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges" This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

        In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

        In December 2004, the FASB issued SFAS No. 123 (revised) ("SFAS No. 123R"), "Share-Based Payment." SFAS No. 123R eliminates the intrinsic value method under APB 25, "Accounting for Stock Issued to Employees" as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS No. 123's guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. The Company is required to adopt SFAS No. 123R for the interim period beginning July 1, 2005 using a modified version of prospective application or may elect to apply a modified version of retrospective application. The Company currently accounts for its stock-based awards under the intrinsic value approach in accordance with APB Opinion No. 25 and discloses the effect of stock-based awards as required by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" (see Note 1 and Note 2 to the consolidated financial statements). The adoption of the new standard would require the Company to recognize compensation expense for equity-based awards. This will have the effect of reducing the Company's net income by the fair value of the options in future years, beginning in 2005. We are not in a position to know the effects of adoption of the new standard at this time.

        On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

Item 7. Financial Statements.

Table of Contents                                                  Page

Independent Auditors' Report                                     F1

Consolidated Balance Sheets                                      F2

Consolidated Statements of Losses                                F3

Consolidated Statements of Stockholders' Equity (Deficit)        F4-F7

Consolidated Statements of Cash Flows                            F8-F9

Notes to Consolidated Financial Statements                       F10-F33

BIOFIELD CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

        REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
        -----------------------------------------------------------------


Board of Directors and Shareholders
Biofield Corp.

Alpharetta, Georgia

         We have audited the accompanying consolidated balance sheets of Biofield Corp. (a development stage company) (the "Company") as of December 31, 2004 and 2003 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company, as of the year ended December 31, 2002 and for the period October 16, 1987 (date of inception) through December 31, 2002, were audited by other auditors whose report dated March 28, 2003, expressed an unqualified opinion on those statements, which included an explanatory paragraph that described the uncertainty regarding the Company's ability to continue as a going concern.

         We have conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2004 and 2003 and the consolidated results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements for the two years ended December 31, 2004 have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                    /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                    --------------------------------------------
                                    Russell Bedford Stefanou Mirchandani LLP
                                    Certified Public Accountants


New York, New York
April 15, 2005

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                    December 31,
                                                            ----------------------------
ASSETS                                                          2004           2003
CURRENT ASSETS:
  Cash and cash equivalents                                 $     33,142    $    369,332
  Inventories                                                         --          81,480
  Other current assets                                           330,075         896,540
                                                            ------------    ------------
      Total current assets                                       363,217       1,347,352

      Property and Equipment - Net                                 5,676           8,131
      Other Assets                                                22,753          22,753
      Patent and Patent Application - Net                        211,108         248,701
                                                            ------------    ------------
                                                            $    602,754    $  1,626,937
                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                          $  1,082,335    $    925,875
  Accrued liabilities                                            485,313         605,999
  Due to affiliate                                               272,499         198,281
  Bank line of credit                                          1,200,000       1,200,000
  Short-term notes payable                                     1,379,000         637,500
  Long-term debt - short-term portion                            552,136              --
  Advances from stockholder                                    1,807,669       1,604,165
                                                            ------------    ------------
      Total current liabilities                                6,778,952       5,171,820


  Long-term debt - related party                                      --         501,942

COMMITMENT AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred Stock, $.001 par value; authorized
    12,300,000 undesignated shares;
    no shares issued or outstanding
  Common Stock, $.001 par value; authorized 40,000,000
    shares; issued 36,505,103 and 31,573,603 shares at
    December 31, 2004 and December 31, 2003, respectively         36,506          31,574
  Treasury stock - 2,306,131 shares                               (3,100)         (3,100)
  Additional paid-in capital                                  63,879,532      62,167,320
  Accumulated deficit during development stage               (70,089,136)    (66,242,619)
                                                            ------------    ------------
    Total stockholders' equity (deficit)                      (6,176,198)     (4,046,825)
                                                            ------------    ------------
                                                            $    602,754    $  1,626,937
                                                            ============    ============

See notes to consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF LOSSES
--------------------------------------------------------------------------------

                                                       Year Ended                Period October 16, 1987
                                                      December 31,                 (Date of Inception)
                                               ----------------------------              Through
                                                   2004            2003             December 31, 2004
                                                                                    -----------------
REVENUE                                        $     10,550    $         --         $        135,132

COST OF SALES
  Cost of goods sold                                     --              --                   75,447
  Loss on write down of inventory                    81,480              --                  693,500
                                               ------------    ------------         ----------------
GROSS PROFIT                                        (70,930)             --                 (633,815)

OPERATING EXPENSES:
  Research and development                               --          41,425               40,481,889
  Selling, general, and administrative            3,410,214       1,722,068               30,215,459
  (Gain) loss on disposition of fixed assets             --              --                   (8,084)
                                               ------------    ------------         ----------------
      Total operating expenses                    3,410,214       1,763,493               70,689,264


OTHER INCOME (EXPENSE):
  Interest income                                        --              --                2,476,723
  Interest expense                                 (365,373)       (455,822)              (1,352,876)
  Royalty income                                         --          54,617                  129,845
                                               ------------    ------------         ----------------
      Net (expense) other income                   (365,373)       (401,205)               1,253,692
                                               ------------    ------------         ----------------

LOSS BEFORE INCOME TAXES                         (3,846,517)     (2,164,698)             (70,069,387)

PROVISION FOR INCOME TAXES                               --              --                  (19,749)
                                               ------------    ------------         ----------------

NET LOSS                                       $ (3,846,517)   $ (2,164,698)        $    (70,089,136)
                                               ============    ============         ================

NET LOSS PER SHARE:
     Basic and Diluted                         $      (0.12)   $      (0.08)
                                               ============    ============

WEIGHTED-AVERAGE SHARES
     Basic and Diluted                           31,808,052      25,890,366
                                               ============    ============

See notes to consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                Series A          Series B          Series C
                                                            Preferred Stock   Preferred Stock   Preferred Stock     Common Stock
                                                            ----------------  ----------------  ---------------  ------------------
                                                             Shares  Amount   Shares   Amount    Shares  Amount   Shares    Amount
Sale of Common Stock, October 16, 1987
  (date of inception) ($.16 per share, net)                                                                        549,020  $    55
Issuance of Common Stock in connection with
  patent acquisition ($.001 per share)                                                                             235,294       24
Net loss, October 16, 1987 to March 31, 1988
Total comprehensive income (loss)
                                                          ---------  -------  -------  -------  -------  ------  ---------  -------
BALANCE AT MARCH 31, 1988                                         -        -        -        -        -       -    784,314       79
Net loss
Total comprehensive income (loss)
                                                          ---------  -------  -------  -------  -------  ------  ---------  -------
BALANCE AT MARCH 31, 1989                                         -        -        -        -        -       -    784,314       79
Net loss
Total comprehensive income (loss)
                                                          ---------  -------  -------  -------  -------  ------  ---------  -------
BALANCE AT MARCH 31, 1990                                         -        -        -        -        -       -    784,314       79
Acquisition of 235,294 shares of Common Stock
  ($.001 per share)
Net loss
Total comprehensive income (loss)
                                                          ---------  -------  -------  -------  -------  ------  ---------  -------
BALANCE AT MARCH 31, 1991                                         -        -        -        -        -       -    784,314       79
Retirement of Common Stock held in treasury                                                                       (235,294)     (24)
Issuance of Common Stock in exchange for notes
  and debt (with accrued interest) ($2.90 per share, net)                                                          431,372       43
Sale of Common Stock ($.82 per share, net)                                                                          24,510        2
Amortization of deferred compensation
Net loss
Total comprehensive income (loss)
                                                          ---------  -------  -------  -------  -------  ------  ---------  -------
BALANCE AT MARCH 31, 1992                                         -        -        -        -        -       -  1,004,902      100
Sale of Common Stock ($7.67 per share, net)                                                                        557,475       55
Exercise of Common Stock options                                                                                     2,451        1
Amortization of deferred compensation
Change in par value of common stock
  from $.0001 to $.001                                                                                                        1,408
Net loss
Total comprehensive income (loss)
                                                          ---------  -------  -------  -------  -------  ------  ---------  -------
BALANCE AT MARCH 31, 1993                                         -        -        -        -        -       -  1,564,828  $ 1,564
  (carried forward)                                       =========  =======  =======  =======  =======  ======  =========  =======

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   Deficit
                                                                                 Accumulated    Foreign
                                                           Additional               During      Currency                 Total
                                                            Paid-In    Treasury  Development  Translation            Comprehensive
                                                            Capital     Stock       Stage      Adjustment    Total       Loss
                                                          -----------  -------- ------------- ----------- ----------- -------------
Sale of Common Stock, October 16, 1987
  (date of inception) ($.16 per share, net)               $    91,898                                     $   91,953
Issuance of Common Stock in connection with patent
  acquisition ($.001 per share)                                   276                                            300
Net loss, October 16, 1987 to March 31, 1988                                   $   (159,359)                (159,359)
Total comprehensive income (loss)                                                                                      $  (159,359)
                                                          -----------  ------   -----------    --------   ----------   ===========
BALANCE AT MARCH 31, 1988                                      92,174       -      (159,359)          -      (67,106)
Net loss                                                                           (495,520)                (495,520)
Total comprehensive income (loss)                                                                                      $  (495,520)
                                                          -----------  ------   -----------    --------   ----------   ===========
BALANCE AT MARCH 31, 1989                                      92,174       -      (654,879)          -     (562,626)
Net loss                                                                           (233,347)                (233,347)
Total comprehensive income (loss)                                                                                      $  (233,347)
                                                          ----------   ------   -----------    --------   ----------   ===========
BALANCE AT MARCH 31, 1990                                      92,174       -      (888,226)          -     (795,973)
Acquisition of 235,294 shares of Common Stock
  ($.001 per share)                                                    $ (300)                                  (300)
Net loss                                                                           (285,179)                (285,179)
Total comprehensive income (loss)                                                                                      $  (285,179)
                                                          -----------  ------   -----------    --------   ----------   ===========
BALANCE AT MARCH 31, 1991                                      92,174    (300)   (1,173,405)          -   (1,081,452)
Retirement of Common Stock held in treasury                      (276)    300
Issuance of Common Stock in exchange for notes
  and debt (with accrued interest) ($2.90 per share, net)   1,248,638                                      1,248,681
Sale of Common Stock ($.82 per share, net)                     19,998                                         20,000
Amortization of deferred compensation                         136,880                                        136,880
Net loss                                                                           (461,061)                (461,061)
Total comprehensive income (loss)                                                                                      $  (461,061)
                                                          -----------  ------   -----------    --------   ----------   ===========
BALANCE AT MARCH 31, 1992                                   1,497,414       -    (1,634,466)          -     (136,952)
Sale of Common Stock  ($7.67 per share, net)                4,275,223                                      4,275,278
Exercise of Common Stock options                                  624                                            625
Amortization of deferred compensation                         477,453                                        477,453
Change in par value of common stock
  from $.0001 to $.001                                         (1,408)
Net loss                                                                         (3,099,637)              (3,099,637)
Total comprehensive income (loss)                                                                                      $(3,099,637)
                                                          -----------  ------   -----------    --------   ----------   ===========
BALANCE AT MARCH 31, 1993                                 $ 6,249,306       -    (4,734,103)          -    1,516,767
  (carried forward)                                       ===========  ======   ===========    ========   ==========

See notes to consolidated financial statements.                      (Continued)


BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                           Series A            Series B         Series C
                                                       Preferred Stock     Preferred Stock   Preferred Stock     Common Stock
                                                       ------------------  ----------------  ---------------  ------------------
                                                        Shares  Amount      Shares   Amount   Shares  Amount   Shares    Amount

BALANCE AT MARCH 31, 1993                                       -       -         -      -          -        -   1,564,828 $ 1,564
  (brought forward)
Exercise of Common Stock options                                                                                       735       1
Sale of Series A Preferred Stock
  ($3.97 per share, net)                                2,119,896 $ 2,120
Issuance of Series A Preferred Stock in
  exchange for notes ($4.50 per share)                    222,222     222
Issuance of Common Stock warrants
Amortization of deferred compensation
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------

BALANCE AT MARCH 31, 1994                               2,342,118   2,342         -      -           -       -   1,565,563   1,565
Sale of Series B Preferred Stock
  ($4.04 per share, net)                                                    481,644    482
Issuance of Common Stock warrants
Amortization of deferred compensation
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 1994                            2,342,118   2,342   481,644    482           -       -   1,565,563   1,565
Sale of Series C Preferred Stock
  ($4.11 per share, net)                                                                     2,914,771   2,915
Issuance of Common Stock warrants
Amortization of deferred compensation
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 1995                            2,342,118   2,342   481,644    482   2,914,771   2,915   1,565,563   1,565
Sale of Common Stock  ($9.91/share)                                                                              1,819,000   1,819
Conversion of Series A, B, and C
  Preferred Stock to Common Stock                      (2,342,118) (2,342) (481,644)  (482) (2,914,771) (2,915)  3,046,474   3,047
Exercise of Common Stock warrants                                                                                    2,058       2
Amortization of deferred compensation
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 1996                                    -       -         -      -           -       -   6,433,095   6,433
  (carried forward)                                    ==========  ======  ========  =====  ==========  ======  ========== =======

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 Deficit
                                                                               Accumulated    Foreign
                                                         Additional               During      Currency                 Total
                                                          Paid-In    Treasury  Development  Translation            Comprehensive
                                                          Capital     Stock       Stage      Adjustment    Total       Loss
                                                        -----------  --------  ------------   --------  ----------- -------------
BALANCE AT MARCH 31, 1993                               $ 6,249,306         -    (4,734,103)         -     1,516,767
  (brought forward)
Exercise of Common Stock options                                187                                              188
Sale of Series A Preferred Stock
  ($3.97 per share, net)                                  8,411,370                                        8,413,490
Issuance of Series A Preferred Stock in
  exchange for notes ($4.50 per share)                      999,778                                        1,000,000
Issuance of Common Stock warrants                             2,119                                            2,119
Amortization of deferred compensation                     1,580,320                                        1,580,320
Net loss                                                                         (6,899,515)              (6,899,515)
Total comprehensive income (loss)                                                                                      $(6,899,515)
                                                        -----------   -------  ------------   --------    ----------   ===========
BALANCE AT MARCH 31, 1994                                17,243,080         -   (11,633,618)         -    5,613,369
Sale of Series B Preferred Stock
  ($4.04 per share, net)                                  1,947,149                                       1,947,631
Issuance of Common Stock warrants                                 6                                               6
Amortization of deferred compensation                        14,859                                          14,859
Net loss                                                                         (4,959,312)             (4,959,312)
Total comprehensive income (loss)                                                                                    $ (4,959,312)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1994                             19,205,094         -   (16,592,930)         -    2,616,553
Sale of Series C Preferred Stock
  ($4.11 per share, net)                                 11,977,856                                      11,980,771
Issuance of Common Stock warrants                               161                                             161
Amortization of deferred compensation                       195,874                                         195,874
Net loss                                                                         (8,739,858)             (8,739,858)
Total comprehensive income (loss)                                                                                    $ (8,739,858)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1995                             31,378,985         -   (25,332,788)         -    6,053,501
Sale of Common Stock  ($9.91/share)                      18,026,419                                      18,028,238
Conversion of Series A, B, and C
  Preferred Stock to Common Stock                             2,692
Exercise of Common Stock warrants                            20,145                                          20,147
Amortization of deferred compensation                        26,093                                          26,093
Net loss                                                                        (10,036,090)            (10,036,090)
Total comprehensive income (loss)                                                                                    $(10,036,090)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1996                             49,454,334         -   (35,368,878)         -   14,091,889
  (carried forward)                                    ============   =======  ============   ========  ===========

                                                                     (Continued)

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------
                                                             Series A          Series B          Series C
                                                         Preferred Stock   Preferred Stock   Preferred Stock       Common Stock
                                                       ------------------  ---------------- ------------------  ------------------
                                                          Shares  Amount   Shares   Amount    Shares  Amount     Shares    Amount
BALANCE AT DECEMBER 31, 1996                                    -       -         -      -           -       -   6,433,095   6,433
  (brought forward)
Sale of Common Stock ($2.92 per share, net)                                                                      2,867,670   2,868
Warrants exchanged for Common Stock                                                                                643,639     644
Exercise of Common Stock options                                                                                    50,674      50
Exercise of Common Stock warrants                                                                                    9,531      10
Issuance of Common Stock for consulting                                                                             25,000      25
  services ($4.00 per share, net)
Amortization of deferred compensation
Net loss
Foreign currency translation adjustment
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 1997                                    -       -         -      -           -       -  10,029,609  10,030
Repurchase of Common Stock
 for treasury (2,246,131 shares)
Net loss
Foreign currency translation adjustment
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 1998                                    -       -         -      -           -       -  10,029,609  10,030
Sale of Common Stock ($.05 per share, net)                                                                      14,000,000  14,000
Net loss
Foreign currency translation adjustment
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 1999                                    -       -         -      -           -       -  24,029,609  24,030
Issuance of right to purchase Common Stock
  in lieu of compensation ($0.45 per share)
Sale of common stock ($0.05 per share)                                                                             500,000     500
Sale of common stock ($0.50 per share)                                                                           3,000,000   3,000
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Repurchase of Common Stock
 for treasury (60,000 shares)
Net loss
Foreign currency translation adjustment
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 2000                                    -       -         -      -           -       -  27,529,609 $27,530
  (carried forward)                                    ==========  ======  ========  =====  ==========  ======  ========== =======

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                  Deficit
                                                                                Accumulated   Foreign
                                                        Additional                 During     Currency                  Total
                                                         Paid-In     Treasury   Development  Translation            Comprehensive
                                                         Capital       Stock       Stage      Adjustment    Total        Loss
                                                       ------------ ---------- ------------- ----------- ---------- -------------
BALANCE AT DECEMBER 31, 1996                             49,454,334         -   (35,368,878)         -   14,091,889
  (brought forward)
Sale of Common Stock ($2.92 per share, net)               8,377,583                                       8,380,451
Warrants exchanged for Common Stock                            (644)
Exercise of Common Stock options                            168,541                                         168,591
Exercise of Common Stock warrants                            93,299                                          93,309
Issuance of Common Stock for consulting                      99,975                                         100,000
  services ($4.00 per share, net)                            62,579                                          62,579
Amortization of deferred compensation
Net loss                                                                        (10,151,041)            (10,151,041)
Foreign currency translation adjustment                                                       $  1,333        1,333
Total comprehensive income (loss)                                                                                    $(10,149,708)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1997                             58,255,667         -   (45,519,919)     1,333   12,747,111
Repurchase of Common Stock
  for treasury (2,246,131 shares)                                        (100)                                 (100)
Net loss                                                                        (10,654,597)            (10,654,597)
Foreign currency translation adjustment                                                         55,891       55,891
Total comprehensive income (loss)                                                                                    $(10,598,706)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1998                             58,255,667      (100)  (56,174,516)    57,224    2,148,305
Sale of Common Stock ($.05 per share, net)                  686,000                                         700,000
Net loss                                                                         (1,253,696)             (1,253,696)
Foreign currency translation adjustment                                                        (43,020)     (43,020)
Total comprehensive income (loss)                                                                                    $ (1,296,716)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1999                             58,941,667      (100)  (57,428,212)    14,204    1,551,589
Issuance of right to purchase Common Stock
  in lieu of compensation ($0.45 per share)                 198,000                                         198,000
Sale of common stock ($0.05 per share)                       24,500                                          25,000
Sale of common stock ($0.50 per share)                    1,497,000                                       1,500,000
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Repurchase of common stock
  for treasury (60,000 shares)                                         (3,000)                               (3,000)
Net loss                                                                         (1,522,233)             (1,522,233)
Foreign currency translation adjustment                                                        (14,204)     (14,204)
Total comprehensive income (loss)                                                                                    $ (1,522,233)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2000                           $ 60,761,167   $(3,100) $(58,950,445)  $     --  $ 1,835,152
  (carried forward)                                    ============   =======  ============   ========  ===========


See notes to consolidated financial statements.                      (Continued)

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                            Series A           Series B          Series C
                                                        Preferred Stock    Preferred Stock    Preferred Stock      Common Stock
                                                       ------------------- ----------------- ----------------- --------------------
                                                        Shares    Amount    Shares  Amount    Shares   Amount    Shares  Amount
BALANCE AT DECEMBER 31, 2000                                    -       -         -      -           -       -  27,529,609 $ 27,530
  (brought forward)
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- --------
BALANCE AT DECEMBER 31, 2001                                    -       -         -      -           -       -  27,529,609 $ 27,530
Exercise of Common Stock options                                                                                    62,745       63
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- --------
BALANCE AT DECEMBER 31, 2002                                    -       -         -      -           -       -  27,592,354 $ 27,593
                                                       ==========  ======  ========  =====  ==========  ======  ========== ========
Issuance of Common Stock for consulting
  services ($0.30 per share, net)                               -       -         -      -           -       -      50,000       50
Issuance of Common Stock for consulting
  services ($0.32 per share, net)                                                                                  468,749      468
Issuance of Common Stock for consulting
  services ($0.11 per share, net)                                                                                  275,000      275
Issuance of Common Stock as incentive for
  funding by issue of notes ($0.25 per share net)                                                                3,187,500    3,188
Common Stock (410,358 shares) to be issued
  for interest accrued on stockholder's advances
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- --------
BALANCE AT DECEMBER 31, 2003                                    -       -         -      -           -       -  31,573,603 $ 31,574
                                                       ==========  ======  ========  =====  ==========  ======  ========== ========
Issuance of Common Stock as incentive for
 funding by issue of notes ($0.25 per share net)                                                                 1,812,500    1,813
Issuance of Common Stock as incentive for
 funding by issue of notes ($0.31 per share net)                                                                 1,895,000    1,895
Sale of Common Stock ($0.10 per share)                                                                           1,224,000    1,224
Common Stock (286,421 shares) to be issued
  for interest accrued on stockholder's advances
Accrual of 2,500,000 shares of Common Stock
  due on payment default on notes payable
Memorandum entry to record as expense for
   honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- --------
BALANCE AT DECEMBER 31, 2004                                    -       -         -      -           -       -  36,505,103 $ 36,506
                                                       ==========  ======  ========  =====  ==========  ======  ========== ========


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                  Deficit
                                                                                Accumulated   Foreign
                                                        Additional                 During     Currency                  Total
                                                         Paid-In     Treasury   Development  Translation            Comprehensive
                                                         Capital       Stock       Stage      Adjustment    Total        Loss
                                                       ------------ ---------- ------------- ----------- ---------- -------------
BALANCE AT DECEMBER 31, 2000                             60,761,167    (3,100) $(58,950,445)         -    1,835,152
  (brought forward)
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Net loss                                                                         (2,238,687)             (2,238,687)
Total comprehensive income (loss)                                                                                    $ (2,238,687)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2001                             60,861,167    (3,100)  (61,189,132)         -     (303,535)
Exercise of Common Stock options                             15,623                                          15,686
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Net loss                                                                         (2,888,789)             (2,888,789)
Total comprehensive income (loss)                                                                                    $ (2,888,789)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2002                           $ 60,976,790   $(3,100) $(64,077,921)  $      -  $(3,076,638)
                                                       ============   =======  ============   ========  ===========

Issuance of Common Stock for consulting
  services ($0.30 per share, net)                            14,950                                          15,000
Issuance of Common Stock for consulting
  services ($0.32 per share, net)                           149,532                                         150,000
Issuance of Common Stock for consulting
  services ($0.11 per share, net)                            29,975                                          30,250
Issuance of Common Stock as incentive for
 funding by issue of notes ($0.25 per share net)            793,687                                         796,875
Common Stock (410,358 shares) to be issued
  for interest accrued on stockholder's advances            102,386                                         102,386
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Net loss                                                                         (2,164,698)             (2,164,698)
Total comprehensive income (loss)                                                                                    $ (2,164,698)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2003                           $ 62,167,320  $ (3,100) $(66,242,619)  $      -  $(4,046,825)
                                                       ============   =======  ============   ========  ===========
Issuance of Common Stock as incentive for
 funding by issue of notes ($0.25 per share net)            451,312                                         453,125
Issuance of Common Stock as incentive for
 funding by issue of notes ($0.31 per share net)            585,555                                         587,450
Sale of Common Stock ($0.10 per share)                      160,601                                         161,825
Common Stock (286,421 shares) to be issued
  for interest accrued on stockholder's advances             64,743                                          64,743
Accrual of 2,500,000 shares of Common Stock
  due on payment default on notes payable                   350,000                                         350,000
Memorandum entry to record as expense for
   honorary services rendered by a shareholder              100,000                                         100,000
Net loss                                                                         (3,846,517)             (3,846,517)
Total comprehensive income (loss)                                                                                    $ (3,846,517)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2004                           $ 63,879,531  $ (3,100) $(70,089,136)  $      -  $(6,176,198)
                                                       ============   =======  ============   ========  ===========

See notes to consolidated financial statements.                      (Concluded)

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                              Period October 16,
                                                                                      December 31,              1987 (Date of
                                                                              ----------------------------    Inception) Through
                                                                                  2004            2003         December 31, 2004
                                                                                                               -----------------
OPERATING ACTIVITIES
  Net loss                                                                    $ (3,846,517)   $ (2,164,698)    $    (70,089,136)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                   45,332          47,517            2,718,406
    Amortization of premiums on short-term investments                                  --              --              156,692
    Amortization of deferred financing costs                                     1,693,978          30,142            1,724,120
    Loss on disposal of property and equipment                                          --              --              194,102
    Loss on license and settlement agreements                                           --              --               49,026
    Loss on abandonment of patent applications                                          --              --              303,234
    Loss on inventory write-down                                                    81,480              --              693,500
    Vendor settlements                                                                  --              --              (77,257)
    Noncash compensation                                                           100,000         100,000            3,408,451
    Gain from disposition of fixed assets                                               --              --             (159,473)
    Interest paid in shares of Common Stock                                         64,743         102,386              464,277
    Commission and discount on sale of shares of Common Stock                       96,919                               96,919
    Loan repayment default payable in shares of Common Stock                       350,000              --              350,000
    Consultancy fees paid in Common Stock                                               --         195,250              195,250
    Changes in assets and liabilities:
       Accounts receivable                                                              --          71,000                   --
       Inventories                                                                      --           1,958             (693,500)
      Other current assets                                                              --          34,017                   --
      Other assets                                                                      --              --             (134,582)
      Due to affiliate                                                              74,218         129,967              272,499
      Accounts payable and accrued expenses                                         35,774         607,281            1,624,732
                                                                              ------------    ------------     ----------------
          Net cash used in operating activities                                 (1,304,073)       (845,180)         (58,902,740)
                                                                              ------------    ------------     ----------------

INVESTING ACTIVITIES
  Acquisitions of property and equipment                                            (5,284)             --           (2,610,691)
  Costs incurred for patents and patent applications                                    --              --             (782,527)
  Proceeds from sale of property and equipment                                          --              --              294,748
  Purchases of short-term investments                                                   --              --          (26,476,638)
  Proceeds from sale and maturity of short-term investments                             --              --           26,406,378
                                                                              ------------    ------------     ----------------
          Net cash provided by (used in) investing activities                       (5,284)             --           (3,168,730)
                                                                              ------------    ------------     ----------------

FINANCING ACTIVITIES
  Repayments of capitalized lease obligations                                           --              --              (82,234)
  Proceeds from issuance of Series A Preferred Stock - net                              --              --            8,413,490
  Proceeds from issuance of Series B Preferred Stock - net                              --              --            1,947,631
  Proceeds from issuance of Series C Preferred Stock - net                              --              --           11,980,771
  Proceeds from issuance of Common Stock and Common Stock warrants - net            64,906              --           33,088,112
  Proceeds from exercise of Common Stock options and Common Stock warrants              --              --              298,546
  Proceeds from issuance of notes payable                                          741,500         637,500            1,379,000
  Notes financing costs                                                            (86,937)       (129,807)            (216,744)
  Net bank borrowings under a line of credit                                            --         200,000            1,200,000
  Advances from stockholder and related party                                      253,698         505,406            1,809,104
  Repayments of advances from stockholder                                               --              --             (145,000)
  Repurchases of Common Stock held in treasury                                          --              --               (3,100)
  Proceeds from notes payable issued to stockholder and related party                   --              --            2,546,533
                                                                              ------------    ------------     ----------------
          Net cash provided by financing activities                                973,167       1,213,099           62,216,109
                                                                              ------------    ------------     ----------------
    NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (336,190)        367,919              144,639
    EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                                       (111,497)

Cash and cash equivalents, beginning of period                                     369,332           1,413                   --
                                                                              ------------    ------------     ----------------

Cash and cash equivalents, end of period                                      $     33,142    $    369,332     $         33,142
                                                                              ============    ============     ================

See notes to consolidated financial statements                       (continued)

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                                Period October 16,
                                                                                           December 31,           1987 (Date of
                                                                                   ---------------------------  Inception) Through
                                                                                       2004           2003       December 31, 2004
                                                                                                                 -----------------
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for interest                                         $    186,492   $     62,227   $        764,496
                                                                                   ============   ============   ================

SUPPLEMENTAL SCHEDULE FOR NONCASH
  INVESTING AND FINANCING ACTIVITIES:

  Acquisition of property and equipment under capital lease transactions                                         $         82,234
-----------------------------------------------------------------------------------                              ================

  During the fiscal year ended March 31, 1994, the Company issued 222,222 shares of Series A Preferred Stock in exchange for an aggregate of $1 million in notes payable to a principal stockholder and a former Director:
    Notes payable                                                                                                $      1,000,000
                                                                                                                 ----------------
    Issuance of Series A Preferred Stock                                                                         $      1,000,000
-----------------------------------------------------------------------------------                              ================

  At inception, the Company acquired the rights to a patent and assumed certain liabilities in exchange for 235,294 shares of Common Stock, as follows:
    Fair value of patent acquired                                                                                $        112,732
    Liabilities assumed                                                                                                   112,432
                                                                                                                 ----------------
    Issuance of Common Stock                                                                                     $            300
-----------------------------------------------------------------------------------                              ================

  Pursuant to a license and settlement agreement with respect to an acquired patent (see above) the Company reacquired during the year ended March 31,
    1991 its 235,294 shares of Common Stock issued in connection with the acquired patent, which was retired during the year end March 31, 1992:
    Remaining carrying value of patent on date of
      license and settlement agreement                                                                           $         49,326
    Common Stock returned to the Company                                                                                      300
                                                                                                                 ----------------
    Loss on Settlement                                                                                           $         49,026
-----------------------------------------------------------------------------------                              ================

  During the fiscal year ended March 31, 1992, the Company exchanged 431,372 shares of Common Stock for notes, debt and accrued interest payable to a principal stockholder:
    Notes payable                                                                                                $         96,660
    Debt                                                                                                                  854,873
    Accrued interest                                                                                                      297,148
                                                                                                                 ----------------
    Issuance of Common Stock                                                                                     $      1,248,681
-----------------------------------------------------------------------------------                              ================

  During the fiscal year ending December 31, 2003, the Company exchanged 793,749 shares of Common Stock for services rendered by consultants:
    Fair value of services rendered                                                               $    195,250   $        195,250
                                                                                                  ------------   ----------------
    Issuance of Common Stock                                                                      $    195,250   $        195,250
-----------------------------------------------------------------------------------               ============   ================

  During the fiscal year ending December 31, 2003, the Company transferred accrued interest on advances from a stockholder to be exchanged for 410,358 shares of Common Stock: of Common Stock:
    Accrued interest                                                                              $    102,386   $        102,386
                                                                                                  ------------   ----------------
    Issuance of Common Stock                                                                      $    102,386   $        102,386
-----------------------------------------------------------------------------------               ============   ================

  During the fiscal year ending December 31, 2003, the Company issued 3,187,500 shares as incentive for notes payable secured under a private placement funding:
    Fair value of Finance costs                                                                   $    796,875   $        796,875
                                                                                                  ------------   ----------------
    Issuance of Common Stock                                                                      $    796,875   $        796,875
-----------------------------------------------------------------------------------               ============   ================

See notes to consolidated financial statements                       (Continued)

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                 Period October 16,
                                                                                            December 31,           1987 (Date of
                                                                                       ----------------------    Inception) Through
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:                                        2004         2003      December 31, 2004
                                                                                                                 -----------------
  During the fiscal year ended December 31, 2004, 3,707,500 shares of Common Stock were issued as incentive for funds secured against notes payable under a private placement funding:
    Fair value of Finance costs                                                        $1,040,575                $       1,040,575
                                                                                       ----------                -----------------
    Issuance of Common Stock                                                           $1,040,575                $       1,040,575
------------------------------------------------------------------------------------   ==========                -----------------
  During the fiscal year ended December 31, 2004, the Company transferred accrued interest on advances from a principal stockholder to Additional Paid-In Capital account to be exchanged for 286,421 shares of Common Stock:
    Accrued interest                                                                   $   31,414                $          31,414
                                                                                       ----------                -----------------
    Issuance of Common Stock                                                           $   31,414                $          31,414
------------------------------------------------------------------------------------   ==========                =================

  During the fiscal year ended December 31, 2004, 2,500,000 shares of Common Stock were due as penalty for non-payment of notes payable on maturity:
    Fair value of Finance costs                                                        $  350,000                $         350,000
                                                                                       ----------                -----------------
    Issuance of Common Stock                                                           $  350,000                $         350,000
------------------------------------------------------------------------------------   ==========                =================

See notes to consolidated financial statements                                                                           (Conluded)

See notes to unaudited consolidated financial statements                                                                 (Concluded)

BIOFIELD CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   GOING CONCERN BASIS OF ACCOUNTING

        As shown in the accompanying financial statements, Biofield Corp. (the "Company") continues to incur significant losses. As of December 31, 2004, the Company's current liabilities exceeded its current assets by $6.4 million and its total liabilities exceeded its total assets by $6.1 million. These factors raise substantial doubt about the Company's ability to continue as a going concern.

        During 2002, the Company financed its operations almost entirely with $1,750,000 of borrowings obtained from, or with the assistance of, Dr. David M. Long, Jr., M.D., Ph.D., its Chairman, Chief Executive Officer and principal stockholder ("Dr. Long"), and certain of his affiliates.

        In the first quarter of 2003, the Company instituted a cost reduction program that included lowering salaries of its six then current employees and some of its consultants, minimizing use of outside consultants, arranging with its employees and a consultant to accept options to acquire the Company's Common Stock for a portion of their services, and limiting its marketing activities. In January 2003, Dr. Long advanced $475,000 to enable the Company to meet its then projected minimum financial requirements. As of December 31, 2004, the aggregate amount due to Dr. Long and his affiliates, including advances made by him in 2003 and 2004, liability for a three-year promissory note amounting to $450,000 and interest accrued on all the debts due to him, is $2,632,304, and is also entitled to receive 696,778 shares of the Company's Common Stock for interest due up to December 31, 2004 on an advance of $1,050,000 made by him in 2003.

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

        On May 3, 2004, the Company signed a similar agreement with the same placement agent to secure further short-term bridging finance of up to $800,000. Under the new agreement, the Company sold $329,000 of its securities, and the offering was closed on August 30, 2004. The Company received gross proceeds of $100,000, $154,000 and $75,000 against aggregate issuance of $329,000 principal amount of notes payable and 1,645,000 shares of Common Stock, at a cost of $509,950 on June 1, 2004, July, 2004 and August, 2004, respectively. The value of Common Stock is being amortized over the period of the notes all of which expire on May 31, 2005. Additionally, the Company made cash payments of $35,900 for financing costs that are also amortized over the same period.

        On September 8, 2004, the Company signed an agreement for $50,000 with the placement agent on the same terms and conditions as the agreement signed on May 3, 2004, and received gross proceeds of $15,644 and $34,356 on September 8, 2004 and November 12, 2004, respectively, against aggregate issuance of $50,000 principal amount of notes payable and 250,000 shares of Common Stock, at a cost of $77,500. The Company has also incurred other finance expenses of $5,000 that is also being amortized over the term of the loan.

        On October 13, 2004, the Company engaged an investment broker and consultant to obtain financing its operations while waiting for FDA approval by offering the Company shares of Common Stock to non-U.S. citizens overseas investors in accordance with the provisions of Rule 903 or Rule 904 of Regulation S or pursuant to registration of the securities under the Securities Act of 1933 at a cost of 50% of the amount of gross capital raised as fees. Under the agreement, the broker bears all the associated marketing and operating costs, and is required to offer the shares at a price per share of not less than $0.10. Under this arrangement, the Company received aggregate gross proceeds of $123,400 against aggregate issuance of 1,224,000 shares of Common Stock, at an aggregate discount of $38,425 over the market price on the date of the sale during the period from October 29, 2004 to December 31, 2004. Additionally, from January 1, 2005 to March 24, 2005, the Company has received aggregate gross proceeds of $280,816 against aggregate issuance of approximately 2.8 million shares of Common Stock at $0.10 per share and 50% agent's fees of $140,408. The Company continues to sell its shares of Common Stock under this arrangement to fund its operations.

        The Company used the proceeds from the two placements and from the sale of its shares under the exemption provided by Regulation S to finance the expense to complete its FDA application to obtain approval to market the Biofield Diagnostic System in the United States, marketing of the Company's device in certain European countries and to keep the Company operational. On January 5, 2005, in accordance with recommended FDA procedure, the Company submitted a Request for Evaluation of Automatic Class III Designation for the Biofield(R) Breast Proliferation Rate Detection System under ss.513(f)(2) of the Cosmetic Act. Simultaneously, the Company is attempting to raise long-term capital of approximately $5 million to $7 million to enable it to commercialize its device (assuming FDA approval is obtained) and maintain its operations. The infusion of long-term capital is essential for the Company to continue its operations. There is no assurance the Company will be successful in securing the long-term capital or any the short-term funding.

        The Company has depleted all its cash resources and the Company had to let go all its employees, except the Chief Operating Officer and Chief Executive Officer, who does not receive any remuneration for his services. Since the employees' departure and up to March 28, 2005, the Company has been able and has relied on past employees' services on a consultancy basis when funds are available as it is unable to pay their salaries on a regular basis. As at December 31, 2004, the Company owes $ 160,486 in accrued interest to the past employees for the delay in payment a portion of their 2003 salaries.

        The notified body, KEMA Registered Quality, Inc., submitted a formal 510(k) application to the FDA on November 16, 2004. FDA informed the Company on December 3, 2004 that a manufacturer whose device is found to be not substantially equivalent to a predicate device can request the FDA to make a risk-based classification for its device. However, the letter also included a statement that the FDA believes that "based on the review of your device, general controls would be inadequate and special controls difficult to develop, to provide reasonable assurance of the device's safety and effectiveness." On January 5, 2005, in accordance with recommended FDA procedure, the Company submitted a Request for Evaluation of Automatic Class III Designation for the Biofield(R) Breast Proliferation Rate Detection System under ss.513(f)(2) of the Cosmetic Act.

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

        In 2001 and 2002, the Company's major efforts had been focused primarily on activities to seek FDA approval to market the Company's device in the United States, marketing the device in certain overseas markets and attempting to obtain funds for the operating and capital needs of the Company.

        In 2003 and 2004, the Company has had to severely curtail its activities as its cash resources depleted and Dr. Long and his affiliates extended limited funding for operations beyond March 31, 2003. In 2004, the Company received short-term funding of $741,500, from the two private placements and a $50,000 note payable and $253,698 from Dr. Long and his affiliates, and $161825 in permanent capital from the sale of shares of Common Stock under Regulation S. See Notes 1 and 9. This funding has enabled the Company to complete and submit an application to the FDA for its device and to continue operations in 2004. In 2005, the Company intends to continue to actively source long-term funding.

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

Accounts Receivable

        The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. At December 31, 2004 and December 31, 2003, a provision of $71,000 was made for bad and doubtful accounts, representing an allowance of 100% for the outstanding accounts receivable.

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

Impairment of Long-Lived Assets

        The Company has adopted SFAS No. 144, which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires that assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Stock-Based Compensation

        The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 which are included in Note 17. The Company has also adopted the annual disclosure provisions of SFAS No. 148, "Accounting for

Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS 123" in its financial reports for the year ended December 31, 2003 and for the subsequent periods.

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

Research and Development

        The Company accounts for research and development costs in accordance with the SFAS No. 2, "Accounting for Research and Development Costs". Under SFAS No. 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development incurred for 2004, 2003, and the period from October 16, 1987 (date of inception) to December 31, 2004 were $0, $41,425, and $40,481,889, respectively.

Basic and Diluted Loss per Share

        The basic loss per share is computed by dividing loss to common stockholders by the weighted average number of shares of Common Stock outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if the Company's dilutive outstanding stock options were exercised. Common equivalent shares totaling 2,217,931 as at December 31, 2004 (1,926,717 as at December 31, 2003) are not included in the per share calculations of diluted loss per share, since the effect of their inclusion would be antidilutive.

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

New Accounting Pronouncements

        In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges" This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

        In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

        In December 2004, the FASB issued SFAS No. 123 (revised) ("SFAS No. 123R"), "Share-Based Payment." SFAS No. 123R eliminates the intrinsic value method under APB 25, "Accounting for Stock Issued to Employees" as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS No. 123's guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. The Company is required to adopt SFAS No. 123R for the interim period beginning July 1, 2005 using a modified version of prospective application or may elect to apply a modified version of retrospective application. The Company currently accounts for its stock-based awards under the intrinsic value approach in accordance with APB Opinion No. 25 and discloses the effect of stock-based awards as required by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" (see Note 1 and Note 2 to the consolidated financial statements). The adoption of the new standard would require the Company to recognize compensation expense for equity-based awards. This will have the effect of reducing the Company's net income by the fair value of the options in future years, beginning in 2005. We are not in a position to know the effects of adoption of the new standard at this time.

        On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows

4.      INVENTORIES

        Inventories at December 31, 2004 and 2003 consisted of the following:

                                                   2004           2003
                                               ---------------------------

          Components and supplies              $     37,749   $     37,749
          Finished goods                            564,559        575,801
                                               ------------   ------------
                                                    602,308        613,550
          Less: Reserve for potential losses        602,308        532,070
                                               ------------   ------------
                                               $         --   $     81,480
                                               ============   ============

        Due to a 2001 Company decision to introduce an enhanced model of its device with updated technology and design modifications by 2003, the Company created a reserve for the inventory of the old device. By December 31, 2002, the Company had set aside $532,070 to fully provide for the old units and all of the sensors for these units. In 2004, the Company fully provided for the remaining inventory amounting to $81,480. In 2003, the Company replaced inventory worth $1,958 held by a distributor at no charge. This amount is disclosed as a part of "Selling, general and administrative" in the accompanying Consolidated Statements of Operations.

5.      DEFERRED FINANCING COST

        Deferred financing costs at December 31, 2004 and 2003 consisted of the following:

                                           2004           2003
                                       ---------------------------

          Deferred financing costs          311,073        773,405
          Private placement expenses         19,002        123,135
                                       ------------   ------------
                                       $    330,075   $    896,540
                                       ============   ============

        Financing expenses (deferred financing costs and private placement expenses) pertaining to the bridge financing incurred in 2004 and 2003, as discussed in Note 9, were $1,127,513 and $926,682, respectively. The financing expenses for 2004 and 2003 included private placement costs and legal fees of $86,938 and $129,807 and the fair market values of $1,040,575 and $796,875 for the 3,707,500 and 3,187,000 shares issued, respectively. Costs relating to the bridge financing are capitalized and amortized over the term of the debt, using the straight-line method. Accumulated amortization at December 31, 2004 and December 31, 2003 were $1,724,120 and $30,142, respectively, and deferred financing costs charged to operations in 2004 and 2003 were $1,693,970 and $30,142, respectively. When a loan is paid in full, any unamortized financing costs are charged to operations. See Note 9.

6.      PROPERTY AND EQUIPMENT

        Property and equipment at December 31, 2004 and 2003 consisted of the following:


                                               2004           2003
                                           ---------------------------

          Furniture and office equipment   $     54,738   $     49,454
          Plant and production equipment        144,308        144,308
                                           ------------   ------------
                                                199,046        193,762
          Less accumulated depreciation         193,370        185,631
                                           ------------   ------------
                                           $      5,676   $      8,131
                                           ============   ============

        Depreciation expense in 2004, 2003 and for the period from inception through December 31, 2004, were $7,739, $9,923 and $2,386,701, respectively.


6.      PATENT AND PATENT APPLICATION COSTS

        The Company entered into a 15-year agreement dated December 22, 1992 with a consultant and inventor for the assignment of certain rights relating to performance under a laboratory service agreement. The Company paid $100,000 for such assignment and agreed to pay royalties of 5% of the Net Sales Price of Covered Inventions (as defined), if any, subject to a limit of $2.5 million. No royalties have been paid or accrued as of December 31, 2004.

        The Company has a patent royalty agreement with Dr. Long and his affiliated corporation which assigns all rights to the Company for patented inventions, if any, resulting from performance under a laboratory service agreement (see Note 16). The Company has been issued a United States patent in which Dr. Long is a named co-inventor. No royalties have been paid or accrued as of December 31, 2004.

        Accumulated amortization for patents was $254,998 and $217,405 at December 31, 2004 and 2003, respectively. Patent amortization expense for 2004, 2003, and for the period from inception through December 31, 2004, was $37,594, $37,594 and $331,708, respectively.

        In 2002 and 2001, the Company evaluated its patent application program and related costs and, as a result, has written off previously capitalized costs of approximately $25,000 and $30,000, respectively. The impairment based on fair value of the patents was determined to be zero as the Company concluded that there was no alternative market for the patents or reasonable basis of determining fair value using expected future cash flows related to the patents. The Company believes that the remaining net patent and patent application costs are not impaired.


7.      ACCRUED EXPENSES

        Accrued expenses at December 31, 2004 and 2003 consisted of the following:

                                                    2004           2003
                                                ---------------------------

          Professional fees                     $    283,369   $    255,614
          Unpaid employees' remuneration              19,080        157,596
          Interest due on unpaid remuneration        160,486        192,243
          Other                                       22,378            546
                                                ------------   ------------
                                                $    485,313   $    605,999
                                                ============   ============

        Due to severe cash flow constraints experienced by the Company in 2003, its employees were not paid salaries from April 16, 2003 to October 31, 2003. Five of its six employees then agreed to the deferment of the payment of the salary due to them, payable with 100% interest thereon, until the receipt of the proceeds from new funding. The Company also granted options to acquire 514,227 shares of Common Stock to these employees at an exercise price of $0.33 per share, the closing market price of the Company's shares of Common Stock on the date of the grant in consideration for the reduction in remuneration accepted by them during the first four months of 2003. The unpaid salary and interest thereon is recorded as accrued expenses in these financial statements. In 2004, the Company fully paid the 2003 past salaries and $31,757 of the accrued interest on these salaries. At December 31, 2004, the employees were due $19,080 for services rendered in November and December of 2004 and $160,486 for accrued interest on 2003 salaries.

8.      BANK LINE OF CREDIT

        The Company has a revolving line of credit with a commercial bank for $1.2 million. The line is secured by personal guarantees from and collateral of Dr. Long and certain of his affiliates. The line of credit expires on December 2, 2005, unless extended, and bears interest at the greater of 0.5% above the bank's prime rate (5.5% at December 31, 2004) or 5%.

9.      SHORT-TERM NOTES PAYABLE

Private Placement ($1 million, December 2003)

        During December 2003, the Company received gross proceeds of $637,500 from the sale of 12.75 Units (each Unit consisting of (a) a non-negotiable, non-transferable, unsecured promissory note (the "Note") in the principal amount of $50,000, bearing interest at 12% per annum, payable monthly, and (b) 250,000 shares of Common Stock) in a $700,000 private placement. The fair value of the shares issued was determined as $796,875, based on the market price ($0.25 per share) at the time of first issuance. The amount raised in the private placement was subsequently increased from $700,000 to $1 million. In January, 2004 and February, 2004, the Company received $250,000 and $125,500 from the sale under this private placement of the remaining 5 Units and 2.25 Units, respectively. The fair values of the shares issued in January, 2004 and February, 2004 were determined as $312,500 and $140,625, respectively, based on the market price ($0.25 per share) at the time of first issuance.

        In 2004 and 2003, financing expenses pertaining to the $1 million private placement amounted to $499,163 and $926,682, respectively. The financing expenses for 2004 and 2003 the placement included private placement costs and legal fees of $46,038 and $129,807, respectively, and the fair market values of the shares issued, at December 31, 2004 and December 31, 2003, of $453,125 and $796,875 for the 1,812,500 and 3,187,000 shares, respectively. The finance expenses were capitalized, and set forth as deferred financing costs in these financial statements. These deferred finance costs are amortized over the term of the Note, which matures December 31, 2004, using the straight-line method. Accumulated amortization at December 31, 2004 and December 31, 2003 were $1,724,120 and $30,142, respectively, and deferred financing costs charged to operations in 2004 and 2003 were $1,693,977 and $30,142, respectively. In addition to receiving 10% of gross proceeds as commission in cash, the placement agent is to receive five year cashless warrants, excercisable at $0.20 per share, to purchase 10% of the number of shares of Common Stock issued to the holders of the Units. A finder's fees equal to 2.7% of the gross proceeds is payable to an unaffiliated third party.

        The Notes are due and payable on the earlier of the date that the Company receives gross proceeds of at least $2.5 million from the sale of its debt and equity securities (for which purpose, all such sales within a six month period would be aggregated) or December 31, 2004. The Notes were not paid by December 31, 2004, and the Company is obligated to issue an additional 125,000 shares of Common Stock for each $50,000 principal amount of unpaid Notes and the Notes would be reset to bear interest at 1.5% per month. The Company is required to issue 2.5 million shares, and has recorded a charge in these financial statements of $350,000, calculated using the closing market price of $0.14 per share on December 31, 2004, the date the notes were due. Until the Notes are repaid, the holders have the right to participate in any offering by the Company of its equity securities (including of convertible debt) by using the Notes (and accrued interest thereon) to acquire such equity securities at a 25% discount from the offering price (and if the offering is of convertible debt to acquire such debt at face with a conversion feature at a 25% discount). The Company has fulfilled its undertaking to register all unregistered shares of Common Stock issued as part of the private placement, at its expense, and to file a registration statement with the SEC to effect the registration. The Company has also complied with the requirement of submitting an application with FDA to market the Company's device in the United States.

Private Placement ($329,000, May 2004)

        On May 3, 2004, the Company signed an agreement similar to the $1 million private placement agreement with the same placement agent to secure further short-term bridging finance of up to $800,000. Under the new agreement, the Company sold $329,000 of its securities before it was closed on August 30, 2004. The Company received gross proceeds of $100,000, $154,000 and $75,000 against aggregate issuance of $329,000 principal amount of notes payable and 1,645,000 shares of Common Stock, at a cost of $509,950 on June 1, 2004, July, 2004 and August, 2004, respectively.

        The value of Common Stock amounting to $509,950 and other finance expenses of $35,900 for financing costs that are also being amortized over the term of the notes which become due on May 31, 2005. The amortization charges and accumulated amortization for the notes issued under the $329,000 private placement for 2004 was $276,355. .

        In addition to receiving 10% of gross proceeds as commission in cash, the placement agent is to receive five year cashless warrants, excercisable at $0.20 per share, to purchase 10% of the number of shares of Common Stock issued to the holders of the Units. A finder's fees equal to 2.7% of the gross proceeds is payable to an unaffiliated third party.

        The Notes are due and payable on the earlier of the date that the Company receives gross proceeds of at least $2.5 million from the sale of its debt and equity securities (for which purpose, all such sales within a six month period would be aggregated) or May 31, 2005. If the Notes are not paid by May 31, 2005, and the Company is obligated to issue an additional 125,000 shares of Common Stock for each $50,000 principal amount of unpaid Notes and the Notes would be reset to bear interest at 1.5% per month. Until the Notes are repaid, the holders have the right to participate in any offering by the Company of its equity securities (including of convertible debt) by using the Notes (and accrued interest thereon) to acquire such equity securities at a 25% discount from the offering price (and if the offering is of convertible debt to acquire such debt at face with a conversion feature at a 25% discount). The Company has fulfilled its undertaking to register all unregistered shares of Common Stock issued as part of the private placement, at its expense, and to file a registration statement with the SEC to effect the registration. The Company has also complied with the requirement of submitting an application with FDA to market the Company's device in the United States.

$50,000 notes payable issued in 2004

        On September 8, 2004, the Company signed an agreement for $50,000 with the placement agent on the same terms and conditions as those for the notes issued under the $329,000 private placement, and received on September 8, 2004 and November 12, 2004, gross proceeds of $15,644 and $34,356 against issuance of notes payable of $15,644 and $34,356 and shares of Common Stock of 78,220 and 171,780, respectively.

        The value of Common Stock amounting to $77,500 and other finance expenses of $5,000 for financing costs that are also being amortized over the term of the notes which become due on May 31, 2005. The amortization charges and accumulated amortization for the note for 2004 was $22,273. .

        In 2004, the Company has capitalized a total of $1,127,513 (2003, $926,682) of finance costs, representing the value of Common Stock issued of $1,040,575 (2003, $796,875) and finance expenses of $86,938 (2003, $129,807), of which $797,438 (2003, $30,143) is amortized, leaving an aggregate cost of $330,075 unamortized.

10.     ADVANCES FROM STOCKHOLDERS

        Advances from stockholders included payments amounting to $1,050,000 received from Dr. Long and his affiliates during 2002 to finance the Company's working capital needs. The debt is unsecured and became payable on demand after December 31, 2002. The debt bears interest of 2% above the prime rate (4.25% at December 31, 2004). The interest is calculated quarterly, and is payable in unregistered shares of Common Stock, unless Dr. Long requests payment in cash at the start of the applicable quarter. The number of shares to be issued for the interest accrued during any quarter is determined using the closing price of the Common Stock on the last business day of the quarter. In 2004 and 2003, the interest amounted to $64,743 and $65,432, respectively. At December 31, 2004 and 2003, since no cash payment was requested for any quarter, an aggregate of 696,778 shares and 410,358 shares of Common Stock were reserved for issuance in payment of the interest. As at December 31, 2004, total accrued interest of $167,129 has been credited to Additional Paid-In Capital.

        Advances from stockholders also included payments received from Dr. Long and his affiliates in 2004 and 2003 amounting to $147,032 and $505,406, respectively. The debt bears interest of 10% per annum. The interest for 2004 amounted to $56,472 and has been accrued and added to the debt.

11.     LONG-TERM DEBT - RELATED PARTY

        On November 8, 2002, the Company issued its 10% three-year promissory convertible note in the principal amount of $450,000 to Dr. Long in consideration for his loan to the Company in such amount. The note (with accrued, unpaid interest thereon) is convertible at the end of three years, at the option of the holder, into unregistered shares of Common Stock at the rate of $0.40 per share, the closing price of the Common Stock on November 5, 2002. Interest for 2004 and 2003 amounted to $50,194 and $45,631, respectively, and has been added to the note amount. This note is disclosed as short-term portion of long-term debt in these financial statements.

12.     INCOME TAXES

        Due to the Company's operating losses, there was no provision for U.S. income taxes in 2004 and 2003.

        At December 31, 2004, the Company had Federal net operating loss carry forwards of approximately $65 million, which expire in years 2005 through 2024. However, substantially all of the net operating loss carry forwards are not utilizable, as a result of the limitations imposed by Section 382 of the Internal Revenue Code, due to ownership changes in 1992, 1995, 1997 and 1999. To the extent that these losses are utilizable, they may be offset against future U.S. taxable income, if any, during the carry forward period.

        The tax effects of temporary differences that give rise to deferred tax assets at December 31, 2004 and 2003 are as follows:

                                                   2004            2003
        -------------------------------------------------------------------

        Deferred tax assets:
            Net operating loss carryforwards   $ 24,797,058    $ 23,398,615
            Research and development credits        510,609         510,609
            Other                                        --              --
                                               ------------    ------------
        Total gross deferred tax assets          25,307,667      23,909,224
        Deferred tax liabilities:
            Depreciation and amortization           (40,763)        (38,727)
                                               ------------    ------------
        Net deferred tax assets                  25,266,904      23,870,497
        Less valuation allowance                (25,266,904)    (23,870,497)
                                               ------------    ------------
        Net deferred tax assets                $         --    $         --
                                               ============    ============

        The valuation allowances are equal to the deferred tax assets because of the uncertainty of the future realization of the assets.

13.     COMMITMENTS AND CONTINGENCIES

Lease Commitments

        Total rental expense relating to operating expenses for the years 2004, 2003 and for the period from inception to December 31, 2004, was $84,593, $87,729 and $1,491,033, respectively.

        In 1999, the Company canceled or terminated various office leases that were being rented for approximately $17,000 per month. Beginning in 1999, the Company rented an office at an annual rental of $12,000. As of December 31, 2004, the Company occupied an aggregate of approximately 4,000 square feet near Atlanta, Georgia under month-to-month leases, for an annual rental of $21,816.

        The Company intends to move its operations to San Diego, California when cash resources become available. It is currently subleasing from Abel Laboratories, Inc. ("Abel"), an affiliate of Dr. Long, approximately 5,000 square feet of furnished and laboratory equipped space. Under the arrangement, the Company is to pay Abel the same amount of rent paid by Abel to the landlord, without any adjustment. Abel's rent is $58,230, with an automatic annual adjustment based upon any increase that may occur in the Consumer Price Index. Abel waived the rental charge during three months of 2002. Abel's lease expires April 1, 2007.

Employee Agreements

        The Company has no current employment agreements. Pursuant to an agreement with a former officer, the Company is obligated to pay royalties of 2% and 1%, respectively, on two inventions for which the officer was the inventor or co-inventor through December 31, 2005 or until such royalties reach $8 million, whichever occurs first. No royalties had been paid or accrued to the officer as of December 31, 2004.

Vendor Commitments

        As part of its ongoing efforts to conserve cash resources, the Company, in 1999, negotiated agreements and settlements with certain vendors. During the period ended December 31, 1999, certain vendor-payable amounts were settled for about $77,000 less than the invoiced amounts. In addition, approximately $101,000 of the current accounts payable balances at December 31, 2004 and 2003 has been deferred by agreement with vendors until the Company has adequate financial resources.

Bank Line of Credit

        The Company has a revolving line of credit arrangement with a commercial bank to borrow up to $1.2 million with interest at the greater of the bank's prime rate (5.5% at December 31, 2004) plus 0.5% or 5%. The borrowing limit under the line of credit, which originally was $500,000, was increased in November 2001 to $750,000, in January 2002 to $1 million and in June 2003 to $1.2 million. The line of credit expires, unless renewed, on December 2, 2005. Dr. Long and certain of his affiliates have guaranteed the repayment of all borrowings, which also are secured with certain assets of the guarantors. As of December 31, 2004, the Company had drawn the full amount of $1.2 million under the line of credit.

Redesign Agreement

        In October 2001, the Company entered into a $364,000 contract to redesign the Biofield Diagnostic System. As of December 31, 2004, the Company had paid $237,504 and owed $152,195 under the contract, including cost relating to contract amendments.

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

Notes Payable

        In connection with the issuance of its Notes and shares of Common Stock in the $329,000 private placement (see Notes 9 and 19), the Company is obligated to issue an additional 125,000 shares of its Common Stock for each $50,000 principal amount of unpaid Notes on May 31, 2005, the date of maturity and the Notes would be reset to bear interest at 1.5% per month. On December 31, 2004, the Company defaulted in repaying the notes issued under $1 million private placement and has recorded $350,000 charge for 2.5 million shares which it is required to issue to the investors under the terms of the agreement.

        The Notes are due and payable on the earlier of the date that the Company receives gross proceeds of at least $2.5 million from the sale of its debt and equity securities (for which purpose, all such sales within a six month period would be aggregated) or May 31, 2005. Until the Notes issued under the $1 million private placement and $329,000 private placement are repaid, the holders of the notes have the right to participate in any offering by the Company of its equity securities (including of convertible debt) by using the Notes (and accrued interest thereon) to acquire such equity securities at a 25% discount from the offering price (and if the offering is of convertible debt to acquire such debt at face with a conversion feature at a 25% discount).

14.      ROYALTY AGREEMENT

         In October 2000, the Company entered into a non-exclusive license agreement with a manufacturer of medical devices to use the Company's patented cable designs. The agreement, which was due to expire on December 31, 2003, was extended to December 31, 2004 in consideration for the acceleration of the final royalty payment, which was paid in 2003. The Company received $54,616 in 2003 under the agreement. The agreement was not renewed on expiration on December 31, 2004.

15.     STOCKHOLDERS' EQUITY

Private Placements in 1993, 1994 and 1995

        In December 1993, the Company completed a private placement of 2,342,118 shares of its Series A Preferred Stock for $9,413,490 (net of related expenses of $1,126,041). $1 million of the net proceeds were used to pay off related party loans (see Note 16).

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

Initial Public Offering (IPO) in 1996

        In March 1996, the Company completed its IPO of 1,819,000 shares of Common Stock at a purchase price of $11.00 per share for $18,028,238 (net of related expenses of $1,980,762). Upon completion of the IPO (a) each outstanding share of Series A Preferred Stock was converted into .5729 shares of Common Stock, (b) each outstanding share of Series B Preferred Stock was converted into ..5729 shares of Common Stock, (c) each outstanding share of Series C Preferred Stock was converted into .4902 shares of Common Stock, (d) each outstanding warrant to purchase a share of Series C Preferred Stock became exercisable for ..4902 shares of Common Stock, and (e) each outstanding warrant to purchase a share of Series D Preferred Stock became exercisable for .4902 shares of Common Stock. The Series C warrants entitled the holders to purchase an aggregate of 78,976 shares, 84,425 shares, and 84,425 shares of Common Stock at an exercise price of $9.18, $12.24 and $9.18 per share, respectively. The Series C warrants expired unexercised in June 2000. In June 1996, the Company issued to the Unit Purchasers warrants to purchase 357,192 shares of Common Stock at an exercise price of $9.18 per share. These warrants expired unexercised in March 2000.

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

        In December 1999, the Company completed a private placement of 14 million shares of Common Stock for $700,000 (see Note 16).

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

Convertible note in favor of Dr. Long in 2002

        In November 2002, the Company issued its 10% three-year promissory convertible note in the principal amount of $450,000 to Dr. Long in consideration for his loan to the Company in such amount. The note (with accrued, unpaid interest thereon) is convertible at the end of three years, at the option of the holder, into unregistered shares of Common Stock at the rate of $0.40 per share, the closing price of the Common Stock on November 5, 2002. At December 31, 2004, the principal and unpaid interest amounted to $552,136 (December 31, 2003 - $501,942).

Shares due for interest accrued on 2002 advances by Dr. Long

        Interest on advances amounting to $1,050,000 from Dr. Long during 2002 is payable in unregistered shares of Common Stock, unless Dr. Long requests payment in cash for a quarter before the beginning of that quarter. The number of shares to be issued for the interest accrued during any quarter is determined using the closing price of the Common Stock on the last business day of the quarter. At December 31, 2004, an aggregate of 696,778 (December 31, 2003 - 410,358) unregistered shares of Common Stock have been reserved for issuance in payment of the then accrued interest. At December 31, 2004, the total accrued interest of $167,129 was added to additional paid-in capital, pending the issuance of 696,778 shares of Common Stock.

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

Private Placement of $1 million in 2003

        In December 2003, the Company issued 3,187,500 unregistered shares of its Common Stock to the purchasers in a private placement of 12.75 Units of its securities for $507,693 (net of related expenses of $129,807). Each Unit consisted of (i) a non-negotiable, non-transferable, unsecured promissory Note in the principal amount of $50,000, due and payable on December 31, 2004 and bearing interest at 12% per annum, payable monthly, and (ii) 250,000 shares of Common Stock. See Note 9.

        The purchasers of the Units are to receive (i) an additional 125,000 shares of Common Stock for each $50,000 principal amount of Notes which are not repaid by December 31, 2004, (ii) an additional 25,000 shares of Common Stock per Unit at the start of each 30 days of delay if the Company has not made an FDA filing within 180 days of December 4, 2003, and (iii) an additional 25,000 shares of Common Stock per Unit at the start of each 30 days of delay if the shares of Common Stock issued as a result of the private placement are not effectively registered with the SEC before July 20, 2004. See Note 13.

        In addition, the placement agent is to receive five year cashless warrants, excercisable at $0.20 per share, to purchase 10% of the shares of Common Stock received by the purchasers of the Units.

        The Notes are due and payable on the earlier of the date that the Company receives gross proceeds of at least $2.5 million from the sale of its debt and equity securities (for which purpose, all such sales within a six month period would be aggregated) or December 31, 2004. The Notes were not paid by December 31, 2004, and the Company is obligated to issue an additional 125,000 shares of Common Stock for each $50,000 principal amount of unpaid Notes and the Notes would be reset to bear interest at 1.5% per month. The Company is required to issue 2.5 million shares, and has recorded a charge in these financial statements of $350,000, calculated using the closing market price of $0.14 per share on December 31, 2004, the date the notes were due. Until the Notes are repaid, the holders have the right to participate in any offering by the Company of its equity securities (including of convertible debt) by using the Notes (and accrued interest thereon) to acquire such equity securities at a 25% discount from the offering price (and if the offering is of convertible debt to acquire such debt at face with a conversion feature at a 25% discount). The Company has fulfilled its undertaking to register all unregistered shares of Common Stock issued as part of the private placement, at its expense, and to file a registration statement with the SEC to effect the registration. The Company has also complied with the requirement of submitting an application with FDA to market the Company's device in the United States.

Private Placement of $329,000 in 2004

        On May 3, 2004, the Company signed an agreement similar to the $1 million private placement agreement with the same placement agent to secure further short-term bridging finance of up to $800,000. Under the new agreement, the Company sold $329,000 of its securities before it was closed on August 30, 2004. The Company received gross proceeds of $100,000, $154,000 and $75,000 against aggregate issuance of $329,000 principal amount of notes payable and 1,645,000 shares of Common Stock, at a cost of $509,950 on June 1, 2004, July, 2004 and August, 2004, respectively.

        The purchasers of the Units are to receive (i) an additional 125,000 shares of Common Stock for each $50,000 principal amount of Notes which are not repaid by May, 2005. See Note 13.

        In addition, the placement agent is to receive five year cashless warrants, excercisable at $0.20 per share, to purchase 10% of the shares of Common Stock received by the purchasers of the Units.

$50,000 notes payable issued in 2004

        On September 8, 2004, the Company signed an agreement for $50,000 with the placement agent on the same terms and conditions as those for the notes issued under the $329,000 private placement, and received on September 8, 2004 and November 12, 2004, gross proceeds of $15,644 and $34,356 against issuance of notes payable of $15,644 and $34,356 and shares of Common Stock of 78,220 and 171,780, respectively.

Sale of shares under Regulation S in 2004

        On October 13, 2004, the Company engaged an investment broker and consultant to obtain financing its operations while waiting for FDA approval by offering the Company shares of Common Stock to non-U.S. citizens overseas investors in accordance with the provisions of Rule 903 or Rule 904 of Regulation S or pursuant to registration of the securities under the Securities Act of 1933 at a cost of 50% of the amount of gross capital raised as fees. Under the agreement, the broker bears all the associated marketing and operating costs, and is required to offer the shares at a price per share of not less than $0.10. Under this arrangement, the Company received aggregate gross proceeds of $123,400 towards an aggregate issuance of 1,224,000 shares of Common Stock valued at $161,825, with an aggregate discount of $38,425 over the market price on the date of the sale during the period from October 29, 2004 to December 31, 2004.


16.     RELATED PARTY TRANSACTIONS

The Laboratory Agreement

        In June 1992, the Company entered into a series of agreements with Dr. Long, then a director of the Company, and Abel Laboratories, Inc. ("Abel") which is owned by Dr. Long. One of the agreements (the "Laboratory Agreement") engaged Abel to provide specified preclinical research. Although the Laboratory Agreement expired in December 1993, the parties agreed that any research conducted thereafter by Abel for the Company would be pursuant to substantially the same terms as the Laboratory Agreement. Abel has conducted preclinical research for the Company since such time, but none during the three years ended December 31, 2004. Amounts owed to Abel at December 31, 2004 and 2003 are recorded as "Due to affiliate" in the accompanying financial statements.

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

        The Company, in January 1994, entered into a patent royalty agreement with Dr. Long and Abel, which assigned all rights to the Company for any patented inventions resulting from performance under the Laboratory Agreement. In return, the Company agreed to pay royalties, ranging from 5% to 20 % of revenue generated from such patented inventions, up to a maximum of $2 million per invention. As of December 31, 2004, the Company has been issued one United States patent in which Dr. Long is a named co-inventor, but the Company had not paid or accrued any royalties to Dr. Long under the agreement.

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

        In connection with the Long Transaction, D. Carl Long ("Mr. Long"), a son of Dr. Long, received a payment of $60,000 from the Company in consideration for a release of all obligations owed to him by the Company under his then employment agreement and consulting arrangement, as well as for a release of all then outstanding options to purchase Common Stock. The employment agreement, dated July 7, 1997, was for a term through July 7, 2000 and provided for Mr. Long's employment, as President and Chief Executive Officer of the Company, at an initial base compensation of $250,000 annually, plus a bonus of $70,000 subject to realization of certain milestones, and an automatic 5% cost-of-living increase. Mr. Long also had been issued options to purchase an aggregate of 338,238 shares of Common Stock at prices ranging from $1.02 to $9.18 per share. The consulting arrangement had been entered into as of April 15, 1999 for a monthly fee of $15,000. Although Mr. Long received no compensation for the three years ended December 31, 2004, he received $702,467 for the period from inception to December 31, 2004. In addition, although Mr. Long received no reimbursements for any expenses during the three years ended December 31, 2004, he received reimbursement of $313,425 for the period from inception to December 31, 2004.

        An entity controlled by C. Leonard Gordon, who had been the Chairman, President and Chief Executive Officer of the Company until his resignation in 1999 (in connection with the Long Transaction), had been receiving a fee of $80,000 annually for Mr. Gordon's services. During the three years ended December 31, 2004, Mr. Gordon and his affiliated entities received no payments from the Company. In connection with the Long Transaction, Mr. Gordon and his wife sold to Dr. Long 1,068,034 shares of Common Stock for $53,700.

        Harvey Horowitz, who resigned as a director in connection with the Long Transaction, had performed legal services for the Company prior to his resignation. During the three years ended December 31, 2004, Mr. Horowitz and his affiliated law firm received no payments, but received $109,095 for the period from inception to December 31, 2004.

Share Issues to Directors and Officers in 2000

        In January 2000, the Board of Directors authorized the sale of 100,000 shares of Common Stock to each of its then two nonaffiliated directors and three of its then principal executive officers, at a price of $0.05 per share, the same price at which the Company sold shares of Common Stock in a private placement in December 1999. See Note 15.

Voluntary services rendered by Dr. Long Since 2000

        From 2000 to 2004, Dr. Long provided services to the Company without any compensation or benefit realized by Dr. Long. The value of his services was estimated at $100,000 for each year, and was recorded as a non-cash expense with a corresponding increase in the additional paid-in capital.

Sub-Lease from Abel Laboratories, Inc.

        In January 2001, the Company entered into an oral arrangement with Abel for the sublease of approximately 5,000 square feet of furnished and laboratory equipped space in San Diego, California. See Note 13.

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

Advances and Long-Term Loan received from Dr. Long in 2002, 2003 and 2004

        From March 2002 to December 2004, Dr. Long and his affiliates extended financial support to the Company aggregating $2.36 million, $450,000 note and accrued interest of $102,136 thereon is repayable in November 2005 and the balance of which is repayable on demand. See Notes 10 and 11.

17.     STOCK OPTIONS

        At December 31, 2004, the Company has three stock option plans (the "Plans"), which are described below.

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

        A summary of the status of the Plans as of December 31, 2004 and 2003, and the changes during the years ended December 31, 2004 and 2003 is presented below:

                                                     2004                           2003
                                         ----------------------------   ----------------------------
                                                           Average                        Average
                                            Options     Exercise Price     Options     Exercise Price
Outstanding at beginning of period            829,227    $       0.44        450,000    $       0.83
Granted                                            --                        514,227             .33
Exercised
Canceled                                     (355,396)           0.41       (135,000)           1.32
                                         ------------    ------------   ------------    ------------
Outstanding at end of year                    473,831            0.46        829,227            0.44
                                         ------------    ------------   ------------    ------------
Options exercisable at year end               366,331            0.41        614,227            0.38
                                         ------------    ------------   ------------    ------------
Options available for future grant          1,210,496
                                         ------------

Weighted-average fair value of options
  granted during the period              $ N/A                          $       0.33
                                         ------------                   ------------

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

        In 2001, NSOs were granted to Dr. Long as compensation for his guaranty and collateralization of the Company's line of credit from a bank during 2001. The options were exercisable upon issuance and expire on November 28, 2006. See
Note 16.

        A summary of the status of the Company's NSOs granted outside the Plans as of December 31, 2004 and 2003 and the changes during 2004 and 2003 are presented below:

                                                     2004                           2003
                                         ----------------------------   ----------------------------
                                                          Weighted-                      Weighted-
                                                           Average                        Average
                                            Options     Exercise Price     Options     Exercise Price
Outstanding at beginning of period            368,382            0.74        386,764            1.06
Granted                                            --
Exercised                                          --                                             --
Canceled                                      (18,382)           3.00        (18,382)           7.48
                                         ------------    ------------   ------------    ------------
Outstanding at end of year                    350,000            0.62        368,382            0.74
                                         ------------    ------------   ------------    ------------
Options exercisable at year end               350,000            0.62        368,382            0.74
                                         ------------    ------------   ------------    ------------

Weighted-average fair value of options
  granted during the period              $ N/A                          $ N/A
                                         ------------                   ------------

        The following table summarizes information about stock options outstanding at December 31, 2004:

                    Number                           Number
                  Outstanding      Weighted-       Exercisable      Weighted-
    Range             at            Average            at            Average
 of Exercise     December 31,      Remaining      December 31,       Exercise
    Prices           2004         Life (Yrs.)         2004            Price
-------------------------------------------------------------------------------

    $ 0.33          258,831           3.08           258,831         $ 0.33
      0.44            5,000           1.75             3,750           0.44
      0.62          560,000           1.92           453,750           0.62
                   --------                         --------
                    823,831                          716,331
                   ========                         ========

        As provided by SFAS 148, the fair value of each option granted before the IPO in 1996 is estimated on the date of grant using the minimum value method, and the fair value of each option grant after the IPO is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for option grants during 2003 with an expected life of five years: (a) dividend yield of 0.0%; (b) expected volatility of 98.76%; and (c) risk-free interest rate of 3.98%. There were no options granted in 2004 or 2003.

        Had compensation cost for the Plans been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net loss and net loss per common and common equivalent share for the years ended December 31, 2004 and 2003 would have been increased to the pro forma amounts indicated below:

                                                2004            2003
                                           ----------------------------
       Net loss, as reported               $ (3,846,517)   $ (2,164,698)
       Add: Total stock-based
         employee compensation
         expense determined under
         fair value based method for
         all awards, net of related tax
         effects                                 (5,659)       (133,961)
                                           ------------    ------------
       Pro forma net loss                  $ (3,852,176)   $ (2,298,659)
                                           ============    ============

       Earnings per share:
       Basic and diluted loss per share:
         As reported                       $      (0.12)   $      (0.08)
         Pro forma                         $      (0.12)   $      (0.09)
                                           ============    ============

18.     DEVELOPMENT STAGE COMPANY

        The Company is in the development stage, and its operations are subject to the risks inherent in the establishment of a new business with previously untested technology. The Company has generated nominal revenues and has accumulated losses of more than $70 million for the period from inception through December 31, 2004. Since inception, the Company has financed its operations primarily by the issuance of equity securities, interest income on the then unutilized proceeds from these issuances and short-term borrowings.

        During 2004, the Company financed its operations with (a) proceeds of $741,500 from issuance of short-term notes, (b) $253,698 of advances from Dr. Long and his affiliates, and (c) $161,825 from issuance of shares of Common Stock. See Notes 8, 9 and 10.

        The Company requires the immediate infusion of long-term capital to continue it operations. See Note 1.

19.     SUBSEQUENT EVENT

Sale of shares under Regulation S in 2005

        On October 13, 2004, the Company engaged an investment broker and consultant to obtain financing its operations while waiting for FDA approval by offering the Company shares of Common Stock to non-U.S. citizens overseas investors in accordance with the provisions of Rule 903 or Rule 904 of Regulation S or pursuant to registration of the securities under the Securities Act of 1933 at a cost of 50% of the amount of gross capital raised as fees. Under the agreement, the broker bears all the associated marketing and operating costs, and is required to offer the shares at a price per share of not less than $0.10. Under this arrangement, the Company received aggregate gross proceeds of $123,400 against aggregate issuance of 1,224,000 shares of Common Stock, at an aggregate discount of $38,425 over the market price on the date of the sale during the period from October 29, 2004 to December 31, 2004. Additionally, from January 1, 2005 to March 24, 2005, the Company has received aggregate gross proceeds of $280,816 against aggregate issuance of approximately 2.8 million shares of Common Stock at $0.10 per share and payment of 50% agent's fees amounting to $140,408. The Company continues to sell its shares of Common Stock under this arrangement to fund its operations.

Increase in authorized capital to 60 million shares

        The Board of Directors and the majority of the stockholders of the Company have approved the increase of the Company's authorized capital of Common Stock from 40 million shares to 60 million shares. The approval was granted conditioned upon the amendment not taking effect until at least 20 days after the mailing of an Information Statement to all registered stockholders. The Board sent out the Information Statement on March 17, 2005, and the Company filed on April 12, 2005 with Secretary of State of the State of Delaware the certificate of Amendment to Articles of Incorporation described in its Definitive Information Statement filed on March 17, 2005.

New Evaluation Request to FDA

        The notified body, KEMA Registered Quality, Inc., submitted a formal 510(k) application to the FDA on November 16, 2004. FDA informed the Company on December 3, 2004 that a manufacturer whose device is found to be not substantially equivalent to a predicate device can request the FDA to make a risk-based classification for its device. However, the letter also included a statement that the FDA believes that "based on the review of your device, general controls would be inadequate and special controls difficult to develop, to provide reasonable assurance of the device's safety and effectiveness." On January 5, 2005, in accordance with recommended FDA procedure, the Company submitted a Request for Evaluation of Automatic Class III Designation for the Biofield(R) Breast Proliferation Rate Detection System under ss.513(f)(2) of the Cosmetic Act.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

        On November 20, 2003, upon recommendation of our Board of Directors, we dismissed our independent accountant, Deloitte & Touche LLP ("Deloitte"). Deloitte's report on our financial statements for the year ended December 31, 2002 did not contain an adverse opinion or disclaimer of opinion; however, the audit report contained an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. During the year ended December 31, 2002 and the subsequent interim period through November 20, 2003, we had no disagreement with Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. We engaged Russell Bedford Stefanou Mirchandani LLP ("RBSM") as our independent accountant as of November 20, 2003; they audited our financial statements for the years ended December 31, 2003 and December, 2004. Prior to its engagement, we did not consult with RBSM with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or with regard to any of the items set forth in Item 304(a) (2) (i) and (ii) of Regulation S-B.

Item 8A. Controls and Procedures.

        Dr. David Long, our chief executive officer, and John Stephens, our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as they existed at December 31, 2004.

        Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of December 31, 2004 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

Changes in Internal Control over Financial Reporting

        As required by Rule 13a-15(d), the Company's Chairman and Chief Financial Officer, also conducted an evaluation of Biofield's internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During the preparation of the Company's financial statements as of and for the year ended December 31, 2004, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, the Company has initiated the changes in internal control, to the extent possible given limitations in financial and manpower resources, also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Lack of Adequate Accounting Staff

        Due to limitations in financial and management resources, the Company does not have adequate accounting staff. As a result, the Company took steps to address its understaffed Finance and Accounting team to correct this material weakness. The Company engaged an independent contractor with extensive CFO-level management and SEC reporting experience in public companies. The Company feel's this addition to the Company's Finance and Accounting team will improve the quality of future period financial reporting.

Item 8B. Other Information

        None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Our directors and executive officers are:

Name                                Age     Positions and Offices

David M. Long, Jr., M.D., Ph.D.     76      Chairman of the Board and Chief
                                            Executive Officer

Raymond A. Long, M.D.               45      Director

John D. Stephens                    46      Director and Senior Vice President
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


Other Significant Employees

        Due to lack of resources, we have not been able to hire any other employees on a permanent basis. We rely on some of our past employees for vital and critical services, if available, as consultants or seek required services from other outside professionals.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who beneficially own more than ten percent of the Company's Common Stock, to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

        Based upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during fiscal year ended December 31, 2004 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with on a timely basis, except for each of Dr. David M. Long, Jr., President and Chief Executive Officer, and Long Family Partners II LP, an owner of ten- (10%) percent or more of the Company's Common Stock, each of whom failed to file on a timely basis a report required by Section 16(a) with respect to six transactions and one transaction, respectively. Each transaction has been subsequently reported.

Item 10. Executive Compensation.

Summary of Executive Compensation

        The following table sets forth information concerning compensation for services in all capacities awarded or paid to, or earned by, our chief executive officer and our other executive officer who received, on an accrual basis, cash compensation from us aggregating at least $100,000 during the year ended December 31, 2004.

                                          Summary Compensation Table
                                                                                         Long-Term
                                                                                        Compensation
                                                      Annual Compensation                  Awards
Name                                                                                No. of Securities       All Other
and Principal Positions              Year       Salary        Bonus       Other     Underlying Options    Compensation
-----------------------              ----       ------        -----       -----     ------------------    ------------
David M Long, Jr., M.D.,Ph.D.        2004           --             --        --           --                     --
  Chairman and Chief                 2003           --             --        --           --                     --
  Executive Officer                  2002           --             --        --           --                     --

John D. Stephens                     2004     $133,907(1)          --   $10,615(2)        --                     --
  Senior Vice President and          2003     $ 60,843(3)   $   2,000        --      101,538 shares(4)           --
  Chief Operating Officer            2002     $100,000             --        --           --                     --

-------------------------------

     (1) Includes $33,574 salary for 2003 paid to him in 2004; excludes 2004 salary of $9,667 not paid in 2004.
     (2)  Represents part of agreed premium on 2003 unpaid salary paid in 2004.
     (3) Excludes $33,574 salary due to him for 2003, but not paid. This unpaid salary, and an agreed premium thereon (and for late paid salary) of $48,583, aggregating $82,157, is being deferred until we determine that adequate funds are available.
     (4) Represents stock options granted on February 4, 2003 under our 1996 Stock Option Plan at an exercise price of $0.33 per share, the closing price of our common stock on the date of grant. These options currently are immediately exercisable. The options were issued in lieu of salary for four months in 2003.

Stock Options Granted

        We did not grant any stock options or stock appreciation rights in 2004 to our Executive Officers.

Aggregated Options Exercised and Year-End Values

        The following table sets forth the total number of exercisable and unexercisable stock options held by each of our executive officers named in the above Summary Compensation Table who held any stock options as of December 31, 2004. No options to purchase our common stock were exercised by any of our executive officers during the year ended December 31, 2004 and no stock appreciation rights were outstanding at December, 2004.

      Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

                          Number of Securities Underlying      Value of Unexercised
                                Unexercised Options            In-the-Money Options
                                at December 31, 2004           at December 31, 2004
Name                         Exercisable   Unexercisable    Exercisable   Unexercisable
David M. Long, Jr.         350,000 shares        -0-            -0-            -0-

John D. Stephens           186,538 shares        -0-            -0-            -0-

Compensation of Directors

        No cash compensation was paid to our directors during the year ended December 31, 2004, and we have no standard arrangements pursuant to which directors are compensated for any services provided as such.

        Our 1996 Stock Option Plan for Non-Employee Directors provides for the automatic grant of nonqualified stock options to non-employee directors. Under the Plan, 150,000 shares of our common stock have been reserved for issuance upon exercise of options to non-employee directors. The Plan provides for the automatic grant of options to eligible directors. Each non-employee director who joins the Board will automatically receive, unless waived, an initial grant of options to purchase 10,000 shares of our common stock at an exercise price equal to the fair market value per share at the date of grant, subject to vesting in three equal annual installments. In each year, other than the year in which a director receives an initial grant of options, that director will automatically receive, unless waived, options to purchase 2,500 shares of our common stock on the date of the Annual Meeting of Stockholders, which vest immediately upon being granted. No options have been granted under the Plan during the last five years. If any options granted under the Plan, for any reason, expire or are canceled or otherwise terminated without having been exercised in full, the shares allocable to the unexercised portion of these options again become available for grants under the Plan. The term of each option granted under the Plan is ten years. Options granted under the Plan must be exercised before the earlier of (a) the scheduled expiration date, or (b) one year following the date of termination of service. The exercise price of an option is payable upon exercise in cash. As of March 22, 2005, options for 150,000 shares of our common stock are available for future grant under the Plan. Unless sooner terminated by the Board, the Plan expires in January 2006.

Employment contracts

        We do not have any employment contracts or change-in-control arrangements with any of our executive officers. Mr. Stephens is currently employed by us at an annual salary of $110,000.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth, as of February 1, 2005, the number of shares of our common stock beneficially owned by (a) each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding common stock, (b) each of our current directors, (c) each of the persons named in the Summary Compensation Table appearing under Item 10. - "Executive Compensation", and (d) all our directors and executive officers, as a group (three persons). Except as indicated in the footnotes to this table, we believe that the persons named in this table have sole voting and investment power with respect to the shares of our common stock indicated. As of such date, we had 34,348,472 shares of Common Stock outstanding and no shares of Preferred Stock outstanding.

Name (1)                                                  Shares Beneficially Owned (2)    Percent of Class
David M. Long, Jr., M.D. Ph.D. (3)                                 9,205,635(4)                  26.8%

Raymond A. Long, M.D. (5)                                          3,244,036(6)                   9.4%

John D Stephens (7)                                                  286,538(8)                   0.8%

Donna R. Long (9)                                                  9,205,635(10)                 26.8%

David and Donna Long Family Foundation (11)                        2,656,087                      7.7%

Capital Growth Equity Fund, LLC (12)                               2,000,000                      5.8%
All directors and executive officers, as a group (3 persons)      12,736,209(13)                 37.1%

--------------------------

     (1) The address for each person or entity, except as otherwise indicated, is c/o Biofield Corp., Suite M, 1025 Nine North Drive, Alpharetta, Georgia 30004.

     (2)  All shares are held of record, unless otherwise stated.

     (3) Dr. David Long serves as Chairman of the Board of Directors and Chief Executive Officer. Dr. David Long is the father of Dr. Raymond Long.

     (4) Consists of (a) 309,477 shares held of record, (b) 1,623,862 shares held by the David M. Long, Jr. Separate Property Trust, of which Dr. Long is trustee (including 696,788 unissued shares (which are currently issuable) accrued to the Trust's account for interest due on the Trust's loan to us, which interest is payable in shares of our common stock at the end of each quarter), (c) 236,299 shares owned by Long Family Partners II, LP, of which Dr. Long is the managing partner, (d) 93,367 shares (of which 8,087 shares are held in "street name") held by the Long Family Trust, of which Dr. Long and his spouse are co-trustees, with respect to which beneficial ownership is disclaimed, (e) 2,652,087 shares held by the David and Donna Long Family Foundation, of which Dr. Long was the founder, with respect to which beneficial ownership is disclaimed, (f) 2,323,590 shares held by Donna R. Long, Dr. Long's spouse, with respect to which beneficial ownership is disclaimed, (g) 923,223 shares held by the Donna R. Long Separate Property Trust, of which Dr. Long's spouse is trustee, with respect to which beneficial ownership is disclaimed, (h) 693,720 shares held in trusts for the benefit of Dr. Long's grandchildren, of which Dr. Long is co-trustee, and (i) 350,000 shares currently issuable upon exercise of stock options.

     (5) Dr. Raymond Long serves as Director. Dr. Raymond Long is the son of Dr. David Long.

     (6) Consists of (a) 439,036 shares held of record, (b) 2,800,000 shares held by Raymond A. Long u/a 01/01/91 retirement plan, and (c) 5,000 shares currently issuable upon exercise of stock options.

     (7) Mr. Stephens serves as Director, Senior Vice President and Chief Operating Officer.

     (8) Consists of (a) 100,000 shares held of record, and (b) 186,538 shares currently issuable upon exercise of stock options.

     (9)  Ms. Long is Dr. David M. Long's spouse.

     (10) Consists of (a) 2,323,590 shares held of record, (b) 93,367 shares (of which 8,087 shares are held in "street name") by the Long Family Trust, of which Ms. Long and her spouse are co-trustees, with respect to which beneficial ownership is disclaimed, (c) 2,652,087 shares held by the David and Donna Long Family Foundation, of which Ms. Long's spouse, Dr. David Long is a founder, with respect to which beneficial ownership is disclaimed, (d) 693,720 shares held in trusts for the benefit of Dr. Long's grandchildren, of which Dr. David M. Long is co-trustee and Donna R. Long is the grantor, with respect to which beneficial ownership is disclaimed, (e) 923,223 shares held by the Donna R. Long Separate Property Trust, of which Ms. Long is trustee, with respect to which beneficial ownership is disclaimed, (f) 309,477 shares held by Dr. David M. Long, Ms. Long's spouse, with respect to which beneficial ownership is disclaimed, (g) 236,299 shares owned by Long Family Partners II, LP (referred to in note 3, above), of which Ms. Long's spouse is the managing partner, with respect to which beneficial ownership is disclaimed, (h) 1,623,862 shares held by the David M. Long, Jr. Separate Property Trust, of which Dr. Long is trustee (including 696,788 unissued shares (which are currently issuable) accrued to the Trust's account for interest due on the Trust's loan to us, which interest is payable in shares of our common stock at the end of each quarter), with respect to which beneficial ownership is disclaimed, and (i) 350,000 shares currently issuable to Dr. Long upon exercise of stock options, with respect to which beneficial ownership is disclaimed.

     (11) David and Donna Long Family Foundation is a Delaware non-stock, non-profit corporation, of which Dr. David Long is the founder. Dr. David Long does not have the ability to sell its assets and vote any of its securities; accordingly, he disclaims beneficial ownership of any securities held by the David and Donna Long Family Foundation. The Foundation's address is David and Donna Long Family Foundation c/o Roberts & Holland LLP, 825 Eighth Avenue, 37th Floor, New York, NY 10019, Attn: JoAnn Luehring, Director, President and Treasurer.

     (12) Capital Growth Equity Fund I, LLC has filed a Schedule 13G with the SEC, dated October 20, 2004, in which it indicates that as of September 8, 2004 (a) its address is 225 NE Mizner Blvd., Suite 750, Boca Raton, Florida 33432, (b) it disclaims any beneficial ownership in the shares it reports, (c) such shares are owned for certain client accounts, and (d) it and such accounts are not acting as a group for purposes of Section 13(d) under the Securities Exchange Act of 1934.

     (13) Consists of the amounts listed in the table as being beneficially owned by Dr. David Long, Dr. Raymond Long and John D. Stephens.

        We do not know of any arrangements that may result in a change of control of our company.


Securities Authorized for Issuance under Equity Compensation Plans

        The following table sets forth, as of December 31, 2004 (a) the number of our securities issuable upon the exercise of outstanding options, warrants and rights, (b) the weighted-average exercise price of such outstanding options, warrants and rights, and (c) the number of our securities remaining available for future issuance, with respect to each of our compensation plans (including individual compensation arrangements).

                                     Equity Compensation Plan Information

                                                                                   (c)
                                                                          Number of securities
                                 (a)                                       remaining available
                        Number of securities             (b)              for future issuances
                          to be issued upon        Weighted-average           under equity
                             exercise of          exercise price of        compensation plans
Plan category           outstanding options,     outstanding options,     (excluding securities
                         warrants and rights     warrants and rights       reflected in column
                                                                                  (a))
Equity compensation
  plans approved by
  security holders              823,831                 $0.53                   1,210,496

Equity compensation
  plans not approved by
  security holders              939,500                  0.20                          -0-

      Total                   1,763,331                 $0.35                   1,210,496

        From time to time, we have entered into agreements with third parties who have agreed to render investment banking, public relations and financial advisory services to us. We agreed to issue to CGF Securities, Inc., the placement agent for our $1 million and $329,000 private placement and $50,000 note, which commenced in December 2003 and was completed in November 2004, as partial compensation for its services in the placement, warrants to purchase 939,500 shares, being 10% of the shares of our common stock which we issued to the investors in the placements. The warrants are exercisable during a five year period at $0.20 per share. The equity compensation plan not approved by shareholders that is referred to in the above table represents our agreement with CGF Securities, and assumes that as stipulated in the agreement with CGF Securities, we will be required to issue warrants to purchase 250,000 warrants for defaulting to repay $1 million notes on December 31, 2004.

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

        In June 1992, we entered into a patent royalty agreement with Abel, which assigned to us all of Abel's rights and interests in all inventions and/or technology conceived and/or developed by Abel or Dr. David Long in connection with laboratory services performed by Abel for us which relate to the use of bioelectronics in the diagnosis, screening or management of disease, infection, ovulation or other bioelectric events. Under the agreement, Abel is entitled to royalties of 5% of the net sales of products incorporating any of these inventions or technology which are embodied in any patent issued to us, during the life of the patent, as well as 20% of the net proceeds we may receive from the license of the patent to others, up to a maximum of $2 million. As of March 22, 2005, one patent has been issued to us that is covered by the agreement, although we have not obtained any revenues therefrom.

        In January 2001, we entered into an oral arrangement with Abel for the sublease of approximately 5,000 square feet of furnished and laboratory equipped space. Under the arrangement, we pay Abel the same amount of rent charged Abel, Abel's current monthly rent is $5,056. The lease currently expires April 1, 2007, and the rent increases to $5,268 with effect from April 1, 2006. We intend to move all of our operations to this leased space when, and if, cash resources become available. We have moved a portion of our research and development records to this leased space, although the Company's administrative and regulatory and quality assurance functions are still carried out in, and our full-time employees are still located at, our Alpharetta, Georgia office. We paid monthly rent to Abel until September 30, 2002, at which time Abel waived the rental charges from the three months ended December 31, 2002. For additional information, see Item 2. "Description of Property." As of December 31, 2004, we owed an aggregate of $272,499 for rent and other expenses paid by Abel on our behalf, including $55,516 for services rendered prior to 1998.

        In June 2000, we obtained a $500,000 line of credit from California Bank & Trust, repayment of which has been personally guaranteed by Dr. David Long and certain of his affiliates and secured by their collateral. The line was increased in November 2001 to $750,000, in January 2002 to $1 million and, in June 2003, to $1.2 million. As of December 31, 2004, the line was fully utilized. In December 2001, we granted Dr. Long an option to acquire 350,000 shares of our common stock at $0.62 per share (the closing price of our common stock on the date of grant) as compensation for such guaranty and collateralization with respect to the 2001 year; we have not compensated Dr. Long or any of his affiliates with respect to their guaranty or collateralization since such time, nor do we have any written obligation to do so.

        In March 2002, Dr. David Long issued his written commitment to us to provide all of our financing needs to enable us to meet our operating requirements through the end of 2002. Dr. Long then advanced $1,050,000 to us. The advances, which bear interest at 2% above the prime rate, are unsecured and currently payable on demand. Interest on the advances is calculated quarterly, and is payable in unregistered shares of our common stock unless Dr. Long requests payment in cash for the calendar quarter before the beginning of that quarter. The number of shares to be issued for quarterly interest is determined using the closing price of our common stock on the last business day of the calendar quarter. During 2004 and 2003, interest on the advances amounted to $64,743 and $65,432, respectively and, since Dr. Long did not request any cash payment, an aggregate of 286,421 and 298,646 shares of our common stock were reserved for issuance in payment of such accrued interest with respect to 2004 and 2003, respectively. At March 22, 2005, none of such 696,778 reserved shares of our common stock have been issued.

        On November 5, 2002, an affiliate of Dr. David Long lent us $450,000 for our operating requirements against a three-year convertible note. The note bears interest of 10% per annum, payable on maturity of the note. The note contains an option, at maturity, to convert all amounts due, including accrued interest, thereunder into unregistered shares of our common stock at the rate of $0.40 per share, the closing price on November 5, 2002. Interest for 2004 and 2003 under the note amounted to $50,194 and $39,320, respectively.

        In order to meet our operating requirements, an affiliate of Dr. David Long lent us $505,406 and $147,032 in 2003 and 2004, respectively. These advances, which were outstanding on March 22, 2005, bear interest at 10% per annum and are due on demand. Dr. Long has discussed a possible amendment to the terms of the loan, including possible conversion into shares of our common stock. At December 31, 2004 and December 31, 2003, interest of $42,618 and $48,759, respectively, was accrued for these loans.

        During 2003, we were unable to pay our employees, including John Stephens, our Senior Vice President and Chief Operating Officer, all previously agreed compensation. We agreed with Mr. Stephens to defer $33,574 of his 2003 compensation until such time, if at all, as we have the financial ability to make such payment and agreed that, at the time of such payment, we would pay him an additional $48,583. In addition, during 2003, in consideration for Mr. Stephens' voluntary agreement to temporarily reduce his compensation during a four month period, we issued him non-qualified options under our 1996 Stock Option Plan to acquire an aggregate of 101,538 shares of our common stock at a price of $0.33 per share, the closing price of our common stock on the date of grant. Such options became fully exercisable on August 4, 2003 and expire February 4, 2008. As at December 2004, $9,667 was due to him for salary and $47,135 for the interest on the 2003 deferred salary.

Item 13. Exhibits

(a)  Exhibits.

    2. Plan of purchase, sale, reorganization, arrangement, liquidation or succession. - None

    3.(i)  Articles of incorporation.

           3.1 Fifth Amended and Restated Certificate of Incorporation of Biofield Corp., as filed with the Secretary of State of the State of Delaware on October 6, 2000. (1)

           3.2* Certificate of Amendment to Certificate of Incorporation of Biofield Corp, as filed with the Secretary of State of the State of Delaware on April 7, 2005.


     (ii)  By-laws.

           3.3    By-laws of Biofield Corp. (2)

    4. Instruments defining the rights of security holders, including indentures.

           4.1 Form of Promissory Note, due December 31, 2004, issued by Biofield Corp. in 2003 private placement. (8)

           4.2 Form of Promissory Note, due May 31, 2005, issued by Biofield Corp. in 2004 private placement. (11)

           4.3 Promissory Note, due May 31, 2005, issued by Biofield Corp. to Capital Growth Equity Fund I LLC. (11)

           4.4 10% Convertible Promissory Note, dated November 8, 2002, by the Biofield Corp. in favor of David M. Long, Jr. (6)

           4.5 Form of Subscription Agreement between Biofield Corp. and investors who participated in 2003 private placement. (8)

           4.6 Form of Subscription Agreement between Biofield Corp. and investors who participated in 2004 private placements. (11)

    9.     Voting trust agreement and amendment. - None

    10.    Material contracts.

           10.1   Registration Rights Agreement between Biofield Corp. and John
                  D. Stephens dated as of April 22, 1993. (3)

           10.2 Form of Stock Purchase Option Agreement between Biofield Corp. and Abel Laboratories, Inc., dated as of June 1, 1992. (3)

           10.3 Patent Royalty Agreement between Biofield Corp. and Abel Laboratories, Inc., dated as of June 1, 1992. (3)

           10.4 Master Laboratory Services Agreement between Biofield Corp. and Abel Laboratories, Inc., dated as of January 1, 1994. (3)

           10.5   Biofield Corp. 1992 Stock Incentive Plan. (3)

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

           10.17 Demand Promissory Note, dated January 3, 2003, by Biofield Corp. in favor of David M. Long Separate Property Trust. (7)

           10.18 Investment Banking Services Agreement, dated March 5, 2003, between Biofield Corp. and iCapital Finance, Inc. (7)

           10.19 Consulting Agreement, dated March 5, 2003, between Biofield Corp. and Randall Letcavage and Rosemary Nguyen. (7)

           10.20 Redesign Agreement, dated October 15, 2001, between Biofield Corp. and TriVirix International Limited. (7)

           10.21 Form of Share Option Agreement, dated February 4, 2003, with various Biofield Corp. employees. (10)

           10.22 Service Agreement, dated July 8, 2003, between Biofield Corp. and MRB Investor Relations, LLC. (10)

           10.23 Agreement for Financial Advisor, Investment Banker & Placement Agent, dated April 25, 2003 between Biofield Corp and Brooks Houghton & Company, Inc. and Brooks, Houghton Securities, Inc.
                  (10)

           10.24 Agreement, dated February 9, 2004, between Biofield Corp. and ROI Group Associates, Inc. (10)

           10.25 Agreement, dated October 16, 2003 between Biofield Corp, and CGF Securities, LLC. (10)

           10.26 Change in Terms Agreement, dated December 11, 2003, between Biofield Corp. and California Bank & Trust. (10)

           10.27 Agreement, dated June 11, 2003, as amended December 11, 2003, by Biofield Corp. to John Stephens. (10)

           10.28 Warrant Agreement to Purchase Shares of Common Stock of Biofield Corp., dated as of January 1, 2004. (11)

           10.29 Warrant Agreement to Purchase Shares of Common Stock of Biofield Corp., dated as of September 1, 2004. (11)

           10.30 Agreement dated March 23, 2004 between Biofield Corp. and Capital Growth Financial, LLC. (11)

           10.31 Agreement, dated June 21, 2004 between Biofield Corp. and Capital Growth Financial, LLC. (11)

    13. Annual report to security holders for the last fiscal year, Form 10-Q or 10-QSB or quarterly report to security holders. - Not applicable.

    14.    Code of ethics.

           14.1   Code of Ethics adopted on February 16, 2004. (10)

    16.    Letter on change in certifying accountant.

           16.1 Letter from Deloitte & Touche, LLP, Certified Public Accountants to the Commission, dated November 24, 2003. (9)

    18.    Letter on change in accounting principles - Not applicable.

    20. Other documents or statements to security holders or any other document incorporated by reference. - None.

    21.    Subsidiaries of the small business issuer.

               Biofield International, Inc.   -   Incorporated in Delaware.

    22. Published report regarding matters submitted to vote of security holders - Not applicable.

    23.    Consent of experts and counsel.

           23.1*  Consent of Russell Bedford Stefanou Mirchandani LLP.

    24.    Power of attorney - Not applicable.

    27.    Financial Data Schedule - Not applicable.

    31.    Rule 13a-14(a)/15d-14(a) Certifications.

           31.1* Certification of David M. Long, Jr. President and Chief Executive Officer.

           31.2* Certification of John D. Stephens, Senior Vice President, Chief Operating Officer and Chief Financial Officer.

    32.    Section 1350 Certifications.

           32.1* Certification of David M. Long, Jr. President and Chief Executive Officer.

           32.2* Certification of John D. Stephens, Senior Vice President, Chief Operating Officer and Chief Financial Officer.

    99.    Additional Exhibits - None.

------------------------
           (*)  Filed herewith.
           (1) Filed with the Securities and Exchange Commission as an exhibit to Biofield's Registration Statement on Form 10-SB (Registration No. 0-27848) which became effective on October 18, 2000.
           (2) Incorporated by reference to Biofield's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
           (3) Incorporated by reference to Biofield's Registration Statement on Form S-1 (Registration No. 333-00796) declared effective on March 19, 1996.
           (4) Incorporated by reference to Biofield's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
           (5) Incorporated by reference to Biofield's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
           (6) Incorporated by reference to Biofield's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2002.
           (7) Incorporated by reference to Biofield's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
           (8) Incorporated by reference to Biofield's December 4, 2003 Current Report on Form 8-K.
           (9) Incorporated by reference to Biofield's Current Report on Form 8-K filed on November 20, 2003.
           (10) Incorporated by reference to Biofield's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
           (11) Filed with the Securities and Exchange Commission as an exhibit to Biofield's Registration Statement on form SB-2 (Registration No. 333-118964) declared effective on September 30, 2004.

Item 14.  Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent accountants during the fiscal years ended December 31, 2004 and December 31, 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. "Audit Related Fees" consisted of consulting fees regarding accounting issues. "All Other Fees" consisted of fees related to the issuance of consents for our SB-2 Registration Statements and this Annual Report. Since we have no audit committee, none of these services were approved by an audit committee, and we have no pre-approval policies or procedures.




                                Year ended December 31,

                                 2004            2003

      Audit Fees(1)            $71,568         $40,500

      Audit Related Fees(2)         -0-             -0-

      Tax Fees(3)                   -0-             -0-

      All Other Fees(4)         16,025              -0-

      Total                    $87,593         $40,500

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

      The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:

May 20, 2005                            BIOFIELD CORP.

                                        By: /s/ DAVID M. LONG, JR.
                                            ------------------------------------
                                            David M. Long, Jr., M.D., Ph.D.
                                            Chairman and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated:

May 20, 2005                            /s/ DAVID M. LONG, JR.
                                        ----------------------------------------
                                        David M. Long, Jr., M.D., Ph.D.
                                        Chairman and Chief Executive Officer
                                        and Director
                                        (Principal Executive Officer)


                                        ----------------------------------------
                                        Raymond A. Long, M.D.
                                        Director


May 2, 2005                             /s/ JOHN D. STEPHENS
                                        ----------------------------------------
                                        John D. Stephens
                                        Senior Vice President, Chief Operating
                                        Officer and Chief Financial Officer and
                                        Director
                                        (Principal Financial and Accounting
                                        Officer)