Form 10QSB
period 2005-03-31
BIOFIELD CORP \DE\
filed 2005-06-22
CIK 1007018

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

              37,734,725 shares of common stock as of May 31, 2005.
              ----------------------------------------------------


Transitional Small Business Disclosure Form   Yes [ ] No [X]

                                 BIOFIELD CORP.

                                  FORM 10-QSB

                                     INDEX



                                                                     Page Number
                                                                     -----------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 2005
          (unaudited) and December 31, 2004                                3

          Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004 and for the period
          October 16, 1987 (date of inception) through March 31, 2005
          (unaudited)                                                      4

          Consolidated Statements of Stockholders' Equity (Deficit)
          for the period October 16, 1987 (date of inception) through
          March 31, 2005 (unaudited)                                       5

          Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 and for the period October
          16, 1987 (date of inception) through March 31, 2005 (unaudited)  9

          Notes to Unaudited Consolidated Financial Statements             12

Item 2.   Management's Discussion and Analysis or Plan of Operation        14

Item 3.   Controls and Procedures                                          18

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                18
Item 2.   Changes in Securities and Small Business Issuer Purchases
          of Equity Securities                                             18
Item 4    Submission of Matters to a Vote of Security Holders              19
Item 6.   Exhibits and Reports on Form 8-K                                 19


SIGNATURES                                                                 20

PART I.  FINANCIAL INFORMATION

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------
                                                           March 31,     December 31,
                                                         ------------    ------------
                                                             2005            2004
                                                         (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                              $     11,701    $     33,142
  Other current assets                                        158,031         330,075
                                                         ------------    ------------
      Total current assets                                    169,732         363,217

PROPERTY AND EQUIPMENT - Net                                    4,104           5,676
OTHER ASSETS                                                   22,753          22,753
PATENT AND PATENT APPLICATION - Net                           201,710         211,108
                                                         ------------    ------------
      TOTAL                                              $    398,299    $    602,754
                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                       $  1,048,605    $  1,082,335
  Accrued expenses                                            422,232         485,313
  Due to affiliate                                            283,456         272,499
  Bank line of credit                                       1,200,000       1,200,000
  Short-term notes payable                                  1,379,000       1,379,000
  Long-term debt - short-term portion                         565,940         552,136
  Advances from stockholder                                 1,973,458       1,807,669
                                                         ------------    ------------
      Total current liabilities                             6,872,691       6,778,952

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred Stock, $.001 par value; authorized
    12,300,000 undesignated shares;
    no shares issued or outstanding
  Common Stock, $.001 par value; authorized 60,000,000
    shares; issued 39,578,769 and 36,505,103 shares at
    March 31, 2005 and December 31, 2004, respectively         39,579          36,506
  Treasury stock - 2,306,131 shares                            (3,100)         (3,100)
  Additional paid-in capital                               64,295,646      63,879,532
  Accumulated deficit during development stage            (70,806,517)    (70,089,136)
                                                         ------------    ------------
    Total stockholders' equity (deficit)                   (6,474,392)     (6,176,198)
                                                         ------------    ------------
  TOTAL                                                  $    398,299    $    602,754
                                                         ============    ============

See notes to unaudited consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------
(unaudited)

                                              Three Months Ended       Period October 16,
                                                   March 31,             1987 (Date of
                                         ----------------------------  Inception) Through
                                             2005            2004        March 31, 2005
                                                                         ---------------

REVENUE                                  $         --    $     10,550    $       135,132
COST OF SALES
  Cost of goods sold                               --              --             75,447
  Loss on write down of inventory                  --              --            693,500
                                         ------------    ------------    ---------------
GROSS PROFIT                                       --          10,550           (633,815)

OPERATING EXPENSES:
  Research and development                         --           4,851         40,481,889
  Selling, general, and administrative        593,991         682,799         30,809,450
  Gain on disposition of fixed assets              --              --             (8,084)
                                         ------------    ------------    ---------------
      Total operating expenses                593,991         687,650         71,283,255


OTHER INCOME (EXPENSE):
  Interest income                                  --              --          2,476,723
  Interest expense                           (123,390)        (81,512)        (1,476,266)
  Royalty income                                   --              --            129,845
                                         ------------    ------------    ---------------
      Net (expense) other income             (123,390)        (81,512)         1,130,302
                                         ------------    ------------    ---------------
LOSS BEFORE INCOME TAXES                     (717,381)       (758,612)       (70,786,768)
PROVISION FOR INCOME TAXES                         --              --            (19,749)
                                         ------------    ------------    ---------------
NET LOSS                                 $   (717,381)   $   (758,612)   $   (70,806,517)
                                         ============    ============    ===============

NET LOSS PER SHARE:
     Basic and Diluted                   $      (0.02)   $      (0.02)
                                         ============    ============

WEIGHTED-AVERAGE SHARES
     Basic and Diluted                     35,223,280      30,476,263
                                         ============    ============

See notes to unaudited consolidated financial statements.


BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                           Series A            Series B          Series C
                                                       Preferred Stock     Preferred Stock    Preferred Stock     Common Stock
                                                       ------------------  ----------------   ---------------  ------------------
                                                        Shares  Amount      Shares   Amount    Shares  Amount   Shares    Amount

BALANCE AT MARCH 31, 1993                                      -        -        -        -         -       -  1,564,828  $ 1,564
  (brought forward)
Exercise of Common Stock options                                                                                     735        1
Sale of Series A Preferred Stock
  ($3.97 per share, net)                               2,119,896  $ 2,120
Issuance of Series A Preferred Stock in
  exchange for notes ($4.50 per share)                   222,222      222
Issuance of Common Stock warrants
Amortization of deferred compensation
Net loss
Total comprehensive income (loss)
                                                       ---------  -------  -------  -------   -------  ------  ---------  -------

BALANCE AT MARCH 31, 1994                              2,342,118    2,342        -        -         -       -  1,565,563    1,565
Sale of Series B Preferred Stock
  ($4.04 per share, net)                                                   481,644  $   482
Issuance of Common Stock warrants
Amortization of deferred compensation
Net loss
Total comprehensive income (loss)
                                                       ---------  -------  -------  -------   -------  ------  ---------  -------
BALANCE AT DECEMBER 31, 1994                           2,342,118    2,342  481,644      482         -       -  1,565,563    1,565
Sale of Series C Preferred Stock
  ($4.11 per share, net)                                                                     2,914,771 $2,915
Issuance of Common Stock warrants
Amortization of deferred compensation
Net loss
Total comprehensive income (loss)
                                                       ---------  -------  -------  -------   -------  ------  ---------  -------
BALANCE AT DECEMBER 31, 1995                           2,342,118    2,342  481,644      482  2,914,771  2,915  1,565,563    1,565
Sale of Common Stock ($9.91 per share, net)                                                                    1,819,000    1,819
Conversion of Series A, Series B, and Series C
  Preferred Stock to Common Stock                     (2,342,118)  (2,342)(481,644)    (482)(2,914,771)(2,915) 3,046,474    3,047
Exercise of Common Stock warrants                                                                                  2,058        2
Amortization of deferred compensation
Net loss
Total comprehensive income (loss)
                                                       ---------  -------  -------  -------   -------  ------  ---------  -------
BALANCE AT DECEMBER 31, 1996                                   -        -        -        -         -       -  6,433,095    6,433
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
                                                       ============   =======  ============   ========  ===========


BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------
                                                             Series A          Series B          Series C
                                                         Preferred Stock   Preferred Stock   Preferred Stock       Common Stock
                                                       ------------------  ---------------- ------------------  ------------------
                                                          Shares  Amount   Shares   Amount    Shares  Amount     Shares    Amount
BALANCE AT DECEMBER 31, 1996                                    -       -         -      -           -       -   6,433,095   6,433
  (brought forward)
Sale of Common Stock ($2.92 per share, net)                                                                      2,867,670   2,868
Warrants exchanged for Common Stock                                                                                643,639     644
Exercise of Common Stock options                                                                                    50,674      50
Exercise of Common Stock warrants                                                                                    9,531      10
Issuance of Common Stock for consulting                                                                             25,000      25
  services ($4.00 per share, net)
Amortization of deferred compensation
Net loss
Foreign currency translation adjustment
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 1997                                    -       -         -      -           -       -  10,029,609  10,030
Repurchase of Common Stock for
  treasury (2,246,131 shares)
Net loss
Foreign currency translation adjustment
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 1998                                    -       -         -      -           -       -  10,029,609  10,030
Sale of Common Stock ($.05 per share, net)                                                                      14,000,000  14,000
Net loss
Foreign currency translation adjustment
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 1999                                    -       -         -      -           -       -  24,029,609  24,030
Issuance of right to purchase Common Stock
  in lieu of compensation ($0.45 per share)
Sale of common stock ($0.05 per share)                                                                             500,000     500
Sale of common stock ($0.50 per share)                                                                           3,000,000   3,000
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Repurchase of common stock for
  treasury (60,000 shares)
Net loss
Foreign currency translation adjustment
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- -------
BALANCE AT DECEMBER 31, 2000                                    -       -         -      -           -       -  27,529,609 $27,530
                                                       ==========  ======  ========  =====  ==========  ======  ========== =======

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                  Deficit
                                                                                Accumulated   Foreign
                                                        Additional                 During     Currency                  Total
                                                         Paid-In     Treasury   Development  Translation            Comprehensive
                                                         Capital       Stock       Stage      Adjustment    Total        Loss
                                                       ------------ ---------- ------------- ----------- ---------- -------------
BALANCE AT DECEMBER 31, 1996                             49,454,334         -   (35,368,878)         -   14,091,889
  (brought forward)
Sale of Common Stock ($2.92 per share, net)               8,377,583                                       8,380,451
Warrants exchanged for Common Stock                            (644)
Exercise of Common Stock options                            168,541                                         168,591
Exercise of Common Stock warrants                            93,299                                          93,309
Issuance of Common Stock for consulting                      99,975                                         100,000
  services ($4.00 per share, net)                            62,579                                          62,579
Amortization of deferred compensation
Net loss                                                                        (10,151,041)            (10,151,041)
Foreign currency translation adjustment                                                       $  1,333        1,333
Total comprehensive income (loss)                                                                                    $(10,149,708)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1997                             58,255,667         -   (45,519,919)     1,333   12,747,111
Repurchase of Common Stock for
   treasury (2,246,131 shares)                                        $  (100)                                 (100)
Net loss                                                                        (10,654,597)            (10,654,597)
Foreign currency translation adjustment                                                         55,891       55,891
Total comprehensive income (loss)                                                                                    $(10,598,706)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1998                             58,255,667      (100)  (56,174,516)    57,224    2,148,305
Sale of Common Stock ($.05 per share, net)                  686,000                                         700,000
Net loss                                                                         (1,253,696)             (1,253,696)
Foreign currency translation adjustment                                                        (43,020)     (43,020)
Total comprehensive income (loss)                                                                                    $ (1,296,716)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1999                             58,941,667      (100)  (57,428,212)    14,204    1,551,589
Issuance of right to purchase Common Stock
  in lieu of compensation ($0.45 per share)                 198,000                                         198,000
Sale of common stock ($0.05 per share)                       24,500                                          25,000
Sale of common stock ($0.50 per share)                    1,497,000                                       1,500,000
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Repurchase of common stock                                             (3,000)                               (3,000)
Net loss                                                                         (1,522,233)             (1,522,233)
Foreign currency translation adjustment                                                        (14,204)     (14,204)
Total comprehensive income (loss)                                                                                    $ (1,522,233)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2000                           $ 60,761,167   $(3,100) $(58,950,445)  $     --  $ 1,835,152
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

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                            Series A           Series B          Series C
                                                        Preferred Stock    Preferred Stock    Preferred Stock      Common Stock
                                                       ------------------- ----------------- ----------------- --------------------
                                                        Shares    Amount    Shares  Amount    Shares   Amount    Shares  Amount
BALANCE AT DECEMBER 31, 2000                                    -       -         -      -           -       -  27,529,609 $ 27,530
  (brought forward)
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- --------
BALANCE AT DECEMBER 31, 2001                                    -       -         -      -           -       -  27,529,609 $ 27,530
Exercise of Common Stock options                                                                                    62,745       63
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss (unaudited)
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- --------
BALANCE AT DECEMBER 31, 2002                                    -       -         -      -           -       -  27,592,354 $ 27,593
Issuance of Common Stock for consulting
  services ($0.30 per share, net)                               -       -         -      -           -       -      50,000       50
Issuance of Common Stock for consulting
  services ($0.32 per share, net)                                                                                  468,749      468
Issuance of Common Stock for consulting
  services ($0.11 per share, net)                                                                                  275,000      275
Issuance of Common Stock as incentive for
  funding by issue of notes ($0.25 per share net)                                                                3,187,500    3,188
Common Stock (410,358 shares) to be issued
  for interest accrued on stockholder's advances
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- --------
BALANCE AT DECEMBER 31, 2003                                    -       -         -      -           -       -  31,573,603 $ 31,574
Issuance of Common Stock as incentive for
 funding by issue of notes ($0.25 per share net)                                                                 1,812,500    1,813
Issuance of Common Stock as incentive for
 funding by issue of notes ($0.31 per share net)                                                                 1,895,000    1,895
Sale of Common Stock ($0.10 per share)                                                                           1,224,000    1,224
Common Stock (286,421 shares) to be issued
  for interest accrued on stockholder's advances
Accrual of 2,500,000 shares of Common Stock
  due on payment default on notes payable
Memorandum entry to record as expense for
   honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- --------
BALANCE AT DECEMBER 31, 2004                                    -       -         -      -           -       -  36,505,103 $ 36,506
Sale of Common Stock ($0.05 to $0.10 per share)                                                                  3,073,666    3,073
Common Stock (312,842 shares) to be issued
  for interest accrued on stockholder's advances
Memorandum entry to record as expense for
   honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)

BALANCE AT MARCH 31, 2005                                       -       -         -      -           -       -  39,578,769 $ 39,579
                                                       ==========  ======  ========  =====  ========== =======  ========== ========


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                  Deficit
                                                                                Accumulated   Foreign
                                                        Additional                 During     Currency                  Total
                                                         Paid-In     Treasury   Development  Translation            Comprehensive
                                                         Capital       Stock       Stage      Adjustment    Total        Loss
                                                       ------------ ---------- ------------- ----------- ---------- -------------
BALANCE AT DECEMBER 31, 2000                             60,761,167    (3,100) $(58,950,445)         -    1,835,152
  (brought forward)
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Net loss                                                                         (2,238,687)             (2,238,687)
Total comprehensive income (loss)                                                                                    $ (2,238,687)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2001                             60,861,167    (3,100)  (61,189,132)         -     (303,535)
Exercise of Common Stock options                             15,623                                          15,686
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Net loss                                                                         (2,888,789)             (2,888,789)
Total comprehensive income (loss)                                                                                    $ (2,888,789)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2002                           $ 60,976,790   $(3,100) $(64,077,921)  $      -  $(3,076,638)

Issuance of Common Stock for consulting
  services ($0.30 per share, net)                            14,950                                          15,000
Issuance of Common Stock for consulting
  services ($0.32 per share, net)                           149,532                                         150,000
Issuance of Common Stock for consulting
  services ($0.11 per share, net)                            29,975                                          30,250
Issuance of Common Stock as incentive for
 funding by issue of notes ($0.25 per share net)            793,687                                         796,875
Common Stock (410,358 shares) to be issued
  for interest accrued on stockholder's advances            102,386                                         102,386
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Net loss                                                                         (2,164,698)             (2,164,698)
Total comprehensive income (loss)                                                                                    $ (2,164,698)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2003                           $ 62,167,320  $ (3,100) $(66,242,619)  $      -  $(4,046,825)
                                                       ============   =======  ============   ========  ===========
Issuance of Common Stock as incentive for
 funding by issue of notes ($0.25 per share net)            451,312                                         453,125
Issuance of Common Stock as incentive for
 funding by issue of notes ($0.31 per share net)            585,556                                         587,451
Sale of Common Stock ($0.10 per share)                      160,601                                         161,825
Common Stock (286,421 shares) to be issued
  for interest accrued on stockholder's advances             64,743                                          64,743
Accrual of 2,500,000 shares of Common Stock
  due on payment default on notes payable                   350,000                                         350,000
Memorandum entry to record as expense for
   honorary services rendered by a shareholder              100,000                                         100,000
Net loss                                                                         (3,846,517)             (3,846,517)
Total comprehensive income (loss)                                                                                    $ (3,846,517)
                                                       ------------  --------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2004                           $ 63,879,532  $ (3,100) $(70,089,136)  $      -  $(6,176,198)
Sale of Common Stock ($0.05 to $0.10 per share)             372,343                                         375,416
Common Stock (312,842 shares) to be issued                                                                        -
  for interest accrued on stockholder's advances             18,771                                          18,771
Memorandum entry to record as expense for                                                                         -
   honorary services rendered by a shareholder               25,000                                          25,000
Net loss                                                                           (717,381)               (717,381)
Total comprehensive income (loss)                                                                                 -  $   (717,381)
                                                       ------------  --------  ------------   --------  -----------  ============
BALANCE AT MARCH 31, 2005                              $ 64,295,646  $ (3,100) $(70,806,517)  $      -  $(6,474,392)
                                                       ============  ========  ============   ========  ===========


See notes to unaudited consolidated financial statements.            (Concluded)

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------
(unaudited)
                                                                                   Three months ended             Period October 16,
                                                                                         March 31,                  1987 (Date of
                                                                                ----------------------------      Inception) Through
OPERATING ACTIVITIES                                                                 2005            2004           March 31, 2005
                                                                                                                   ---------------
  Net loss                                                                      $   (717,381)   $   (758,612)      $   (70,806,517)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                     10,970          11,484             2,729,376
    Amortization of premiums on short-term investments                                                                     156,692
    Amortization of deferred financing costs                                         172,044         311,923             1,896,164
    Loss on disposal of property and equipment                                                                             194,102
    Loss on license and settlement agreements                                                                               49,026
    Loss on abandonment of patent applications                                                                             303,234
    Loss on inventory write-down                                                                                           693,500
    Commission & discount on sale of shares of Common Stock                           90,167                               187,086
    Loan repayment default payable in shares of Common Stock                                                               350,000
    Vendor settlements                                                                                                     (77,257)
    Noncash compensation                                                              25,000          25,000             3,433,451
    Gain from disposition of fixed assets                                                                                 (159,473)
    Interest paid in Common Stock                                                     18,771          15,707               483,048
    Consultancy fees paid in Common Stock                                                                                  195,250
    Changes in assets and liabilities:
      Other current assets                                                                --          (1,500)                   --
      Inventories                                                                                                         (693,500)
      Interest payable                                                                    --          26,402                    --
      Other assets                                                                                                        (134,582)
      Due to affiliate                                                                10,957          15,631               283,456
      Accounts payable and accrued expenses                                          (96,811)        (63,234)            1,527,921
                                                                                ------------    ------------       ---------------
          Net cash used in operating activities                                     (486,283)       (417,199)          (59,389,023)
                                                                                ------------    ------------       ---------------
INVESTING ACTIVITIES
  Acquisitions of property and equipment                                                  --          (5,284)           (2,610,691)
  Costs incurred for patents and patent applications                                                                      (782,527)
  Proceeds from sale of property and equipment                                                                             294,748
  Purchases of short-term investments                                                                                  (26,476,638)
  Proceeds from sale and maturity of short-term investments                               --              --            26,406,378
                                                                                ------------    ------------       ---------------
          Net cash used in investing activities                                           --          (5,284)           (3,168,730)
                                                                                ------------    ------------       ---------------
FINANCING ACTIVITIES
  Repayments of capitalized lease obligations                                                                              (82,234)
  Proceeds from issuance of Series A Preferred Stock - net                                                               8,413,490
  Proceeds from issuance of Series B Preferred Stock - net                                                               1,947,631
  Proceeds from issuance of Series C Preferred Stock - net                                                              11,980,771
  Proceeds from issuance of Common Stock and Common Stock warrants - net             285,249                            33,373,361
  Proceeds from exercise of Common Stock options and Common Stock warrants                                                 298,546
  Proceeds from issuance of notes payable                                                 --         362,500             1,379,000
  Notes financing costs                                                                   --         (46,038)             (216,744)
  Net bank borrowings (repayments) under a line of credit                                                                1,200,000
  Advances from stockholder and related party                                        179,593           2,044             1,988,697
  Repayments of advances from stockholder                                                                                 (145,000)
  Repurchases of Common Stock held in treasury                                                                              (3,100)
  Proceeds from notes payable issued to stockholder and related party                     --              --             2,546,533
                                                                                ------------    ------------       ---------------
          Net cash provided by financing activities                                  464,842         318,506            62,680,951
                                                                                ------------    ------------       ---------------
    NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (21,441)       (103,977)              123,198
    EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                                          (111,497)

  CASH AND CASH EQUIVALENTS:
    BEGINNING OF PERIOD                                                               33,142         369,332
                                                                                ------------    ------------       ---------------
    END OF PERIOD                                                               $     11,701    $    265,355       $        11,701
                                                                                ============    ============       ===============

See notes to unaudited consolidated financial statements                                                               (continued)

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                 Period October 16,
                                                                                          March 31,                1987 (Date of
                                                                                   -----------------------       Inception) Through
                                                                                      2005         2004            March 31, 2005
                                                                                                                  ---------------
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for interest                                         $   70,500   $   40,259        $       834,996
                                                                                   ==========   ==========        ===============

SUPPLEMENTAL SCHEDULE FOR NONCASH
  INVESTING AND FINANCING ACTIVITIES:

  Acquisition of property and equipment under capital lease transactions                                          $        82,234
---------------------------------------------------------------------------------                                 ===============

  During the fiscal year ended March 31, 1994, the Company issued 222,222 shares of Series A Preferred Stock in exchange for an aggregate of $1 million in notes payable to a principal stockholder and a former Director:
    Notes payable                                                                                                 $     1,000,000
                                                                                                                  ---------------
    Issuance of Series A Preferred Stock                                                                          $     1,000,000
---------------------------------------------------------------------------------                                 ===============

  At inception, the Company acquired the rights to a patent and assumed certain liabilities in exchange for 235,294 shares of Common Stock, as follows:
    Fair value of patent acquired                                                                                 $       112,732
    Liabilities assumed                                                                                                   112,432
                                                                                                                  ---------------
    Issuance of Common Stock                                                                                      $           300
---------------------------------------------------------------------------------                                 ===============

  Pursuant to a license and settlement agreement with respect to an acquired patent (see above) the Company reacquired during the year ended March 31,
    1991 its 235,294 shares of Common Stock issued in connection with the acquired patent, which was retired during the year end March 31, 1992:
    Remaining carrying value of patent on date of
      license and settlement agreement                                                                            $        49,326
    Common Stock returned to the Company                                                                                      300
                                                                                                                  ---------------
    Loss on Settlement                                                                                            $        49,026
---------------------------------------------------------------------------------                                 ===============

  During the fiscal year ended March 31, 1992, the Company exchanged 431,372 shares of Common Stock for notes, debt and accrued interest payable to a principal stockholder:
    Notes payable                                                                                                 $        96,660
    Debt                                                                                                                  854,873
    Accrued interest                                                                                                      297,148
                                                                                                                  ---------------
    Issuance of Common Stock                                                                                      $     1,248,681
---------------------------------------------------------------------------------                                 ===============

  During the fiscal year ending December 31, 2003, the Company exchanged 793,749 shares of Common Stock for services rendered by consultants:
    Fair value of services rendered                                                                               $       195,250
                                                                                                                  ---------------
    Issuance of Common Stock                                                                                      $       195,250
---------------------------------------------------------------------------------                                 ===============

  During the fiscal year ending December 31, 2003, the Company transferred accrued interest on advances from a stockholder to be exchanged for 410,358 shares of Common Stock: of Common Stock:
    Accrued interest                                                                                              $       102,386
                                                                                                                  ---------------
    Issuance of Common Stock                                                                                      $       102,386
---------------------------------------------------------------------------------                                 ===============

  During the fiscal year ending December 31, 2003, the Company issued 3,187,500 shares as incentive for notes payable secured under a private placement funding:
    Fair value of Finance costs                                                                                   $       796,875
                                                                                                                  ---------------
    Issuance of Common Stock                                                                                      $       796,875
---------------------------------------------------------------------------------                                 ===============

See notes to consolidated financial statements                                                                        (Continued)

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------------------

                                                                                                             Period October 16,
                                                                                      March 31,                1987 (Date of
                                                                               -----------------------       Inception) Through
                                                                                  2005         2004            March 31, 2005
                                                                                                              ---------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  During the fiscal year ended December 31, 2004, 3,707,500 (March 31, 2004,
   1,812,500) shares of Common Stock were issued as incentive for funds secured against notes payable under a private
    placement funding:
    Fair value of Finance costs                                                             $  453,125        $     1,040,575
                                                                                            ----------        ---------------
    Issuance of Common Stock                                                                $  453,125        $     1,040,575
                                                                                            ----------        ---------------
  During the fiscal year ended December 31, 2004, the Company transferred accrued interest on advances from a principal stockholder to Additional
   Paid-In Capital
    account to be exchanged for 286,421 shares (March 31, 2004, 29636) of
    Common Stock:
    Accrued interest                                                                        $   15,707        $        31,414
                                                                                            ----------        ---------------
    Issuance of Common Stock                                                                $   15,707        $        31,414
                                                                                            ==========        ===============

  During the fiscal year ended December 31, 2004, 2,500,000 shares of Common
    Stock were due as penalty for non-payment of notes payable on maturity:
    Fair value of Finance costs                                                                               $       350,000
                                                                                                              ---------------
    Issuance of Common Stock                                                                                  $       350,000
                                                                                                              ===============

  During the quarter ended March 31, 2005, the Company transferred accrued interest on advances from a principal stockholder to
   Additional Paid-In Capital account to be exchanged for 312,842 shares of Common Stock:
    Accrued interest                                                           $   18,771                     $        18,771
                                                                               ----------                     ---------------
    Issuance of Common Stock                                                   $   18,771                     $        18,771
                                                                               ==========                     ===============

See notes to unaudited consolidated financial statements                                                           (Conluded)

BIOFIELD CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. GOING CONCERN BASIS OF ACCOUNTING - As shown in the accompanying financial statements, Biofield Corp. (the "Company") continues to incur significant losses. As of March 31, 2005, the Company's current liabilities exceeded its current assets by $6.7 million and its total liabilities exceeded its total assets by $6.5 million. These factors raise substantial doubt about the Company's ability to continue as a going concern.

During 2002, the Company financed its operations almost entirely with $1,750,000 of borrowings obtained from, or with the assistance of, Dr. David M. Long, Jr., M.D., Ph.D., its Chairman, Chief Executive Officer and principal stockholder ("Dr. Long"), and certain of his affiliates.

In the first quarter of 2003, the Company instituted a cost reduction program that included lowering salaries of its six then current employees and some of its consultants, minimizing use of outside consultants, arranging with its employees and a consultant to accept options to acquire the Company's Common Stock for a portion of their services, and limiting its marketing activities. In January 2003, Dr. Long advanced $475,000 to enable the Company to meet its then projected minimum financial requirements. As of March 31, 2005, the aggregate amount due to Dr. Long and his affiliates, including advances made by him in 2003, 2004 and the first quarter of 2005, liability for a three-year promissory note amounting to $450,000 and interest accrued on all the debts due to him, is $3,917,398, and is also entitled to receive 1,009,621 shares of the Company's Common Stock for interest due up March 31, 2005 on an advance of $1,050,000 made by him in 2003.

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

In June 2003, the Company's bank line of credit was increased by $200,000 to $1.2 million upon the furnishing of additional collateral provided to the bank by Dr. Long and certain of his affiliates. The line was fully repaid by Dr. Long and his associates in June 2005.

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

On September 8, 2004, the Company signed an agreement for $50,000 with the placement agent on the same terms and conditions as the agreement signed on May 3, 2004, and received gross proceeds of $15,644 and $34,356 against aggregate issuance of $50,000 principal amount of notes payable and 250,000 shares of Common Stock, at a cost of $77,500 on September 8, 2004 and November 12, 2004, respectively.

The Company defaulted in repaying $1 million of notes due on December 31, 2004 and $379,000 notes due on May 31, 2005. The Company is obligated to issue 2.5 million shares and 568,500 shares of the Company's common stock for the non-payment defaults on $1 million and $379,000 notes, respectively. For the $1 million notes, the Company recorded $350,000 for the default as a charge in the income statement for the year ended December 31, 2004, based on the market value of the shares on the date of default. The Company recorded a similar charge of $28,425 on May 31, 2005 for the default on $379,500 notes. The Company also became obligated to pay interest at the rate of 1.5% per month instead of 1% from the date of default on all of the notes.

On October 13, 2004, the Company engaged an investment broker and consultant to obtain financing its operations while waiting for FDA approval by offering the Company shares of Common Stock to non-U.S. citizens overseas investors in accordance with the provisions of Rule 903 or Rule 904 of Regulation S or pursuant to registration of the securities under the Securities Act of 1933 at a cost of 50% of the amount of gross capital raised as fees. Under the agreement, the broker bears all the associated marketing and operating costs, and is required to offer the shares at a price per share of not less than $0.10. Under this arrangement, the Company received aggregate gross proceeds of $123,400 against aggregate issuance of 1,224,000 shares of Common Stock, at an aggregate discount of $38,425 over the market price on the date of the sale during the period from October 29, 2004 to December 31, 2004. From January 1, 2005 to March 31, 2005, the Company has received net proceeds of $285,251 against aggregate issuance of approximately 3.07 million shares of Common Stock at prices ranging from $0.05 to $0.10 per share and 50% agent's fees of $90,167. From April 1, 2005 through May 31, 2005, the Company has received aggregate gross proceeds of $10,000 against aggregate issuance of approximately 130 thousand shares of Common Stock at prices ranging from $0.05 to $0.10 per share and 50% agent's fees of $58,274. The Company continues to sell its shares of Common Stock under this arrangement to fund its operations.

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

The Company has depleted all its cash resources and the Company had to let go all its employees, except the Chief Operating Officer and Chief Executive Officer, who does not receive any remuneration for his services. Since the employees' departure and up to May 31, 2005, the Company has been able and has relied on past employees' services on a consultancy basis when funds are available as it is unable to pay their salaries on a regular basis. As at March 31, 2005, the Company owes $133,153 in accrued interest to the past employees for the delay in payment a portion of their 2003 salaries.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as at December 31, 2004, and the footnotes thereto which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

3. CONSOLIDATED FINANCIAL STATEMENTS - The consolidated financial statements include the accounts of the Company and Biofield International, Inc. All intercompany transactions and balances have been eliminated in consolidation.

4. NET LOSS PER SHARE - The basic and diluted loss per share is computed based on the weighted average number of common shares outstanding. Common equivalent shares totaling 2,530,773 are not included in the share calculations since the effect of their inclusion would be antidilutive.

5. STOCK-BASED EMPLOYEE COMPENSATION - At March 31, 2005, the Company had three stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                    Three months ended
                                             --------------------------------
                                             March 31, 2005    March 31, 2004
                                             --------------    --------------

         Net loss, as reported               $     (717,381)   $     (758,612)
         Add: Total stock-based
           employee compensation
           expense determined under
           fair value based method for
           all awards, net of related tax
           effects                                       --            (1,415)
                                             --------------    --------------
         Pro forma net loss                  $     (717,381)  $     (760,027)
                                             ==============    ==============

         Earnings per share:
         Basic and diluted loss per share:
           As reported                       $        (0.02)   $        (0.02)
                                             --------------    --------------
           Pro forma                         $        (0.02)   $        (0.02)
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

6. SUBSEQUENT EVENTS - The Company defaulted on paying the $379,000 of notes due on May 31, 2005. The Company is obliged to issue 568,500 shares of the Company's common stock for the non-payment on the $379,000 of notes. The Company recorded $28,425 on May 31, 2005 for the default as a charge in the income statement for the three months ended June 30, 2005, based on the market value of the shares on the date of default. The Company also became obligated to pay interest at the rate of 1.5% per month instead of 1% from the date of default on all the notes.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this document.

As a development stage company, we have incurred net losses since inception through March 31, 2005 of approximately $70.8 million. Our current liabilities exceeded our current assets by approximately $6.7 million, and our total liabilities exceeded our total assets by approximately $6.5 million. These factors raise substantial doubt about our ability to continue our operations without obtaining immediate funding.

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

On December 4, 2003, we sold $300,000 of our securities in the first tranche of the placement. The remaining tranches of $337,500, $250,000 and $112,500 closed on December 29, 2003, January 21, 2004 and February 20, 2004, respectively. $100,000 principal amount of our 12% promissory Notes and 500,000 shares of our common stock were issued for each $100,000 received and we issued to the placement agent five-year warrants to purchase an aggregate of 500,000 shares of our common stock at a purchase price of $0.20 per share. The Notes became due and payable on December 31, 2004. The Notes provide by their temrs that if the Notes are not paid by December 31, 2004 (i) we are obligated to issue an additional 250,000 shares of common stock for each $100,000 principal amount of notes, and (ii) the Notes thereafter bear interest at 1.5% per month. Accordingly, we are now obligated to issue to the note-holders a total of 2,500,000 shares of our Common Stock. Until the Notes are repaid, the holders have the right to participate in any offering by us of our equity securities (including of convertible debt) by using the Notes (and accrued interest thereon) to acquire the equity securities at a 25% discount from the offering price (and if the offering is of convertible debt to acquire such debt at face with the conversion feature at a 25% discount). In March 2004, we submitted our application for 510(k) clearance to KEMA for review prior to formal submission to the FDA. Kema subsequently recommended to the FDA that our diagnostic device be approved. In November, 2004, we submitted our application for formal submission to the FDA to approve our device.

In December, 2004, the FDA notified us that it had reclassified by statute the Biofield Diagnostic System into class III (Premarket Approval) pursuant to
Section 513(f) of the Federal Food, Drug and Cosmetic Act. As a result of the FDA's reclassification, we must have an approved PMA absent any subsequent reclassification, prior to legally marketing or distributing our device. The basis of the FDA's decision was its determination that the device is not "substantially equivalent to devices marketed in U.S. interstate commerce." The FDA also informed the company that although a is found to be not substantially equivalent to a predicate device can request the FDA to make a risk-based classification for its device, the FDA believes that "based on the review of your device, general controls would be inadequate and special controls difficult to develop, to provide reasonable assurance of the device's safety and effectiveness." On March 4, 2005 we were notified by the FDA that it had reviewed the our petition for reclassification and concluded that we have not demonstrated that the device meets the criteria under section 513(a)(1) of the Federal Food Drug and Cosmetic Act (21 U.S.C. 360c(a)(1) for classification into class I or II. Therefore the device is automatically classified in class III requiring approval through a premarket approval (PMA) process.

Consequently, we may never obtain FDA approval for the Biofield Diagnostic Device. In the event that we are unable to obtain such approval, we will likely be compelled to cease operations.

On May 3, 2004, we entered into another agreement (with the placement agents who helped us secure $1 million in December 2003) to seek additional short-term bridge financing of up to $800,000 on identical terms and conditions as the December 2003 offering. Under the new agreement, we sold $100,000 of our securities in the first tranche of the placement and further tranches of $154,000 and $75,000 of our securities on July 1, 2004 and August 5, 2004, respectively. The subscription for the placement was closed after sale of $329,000 of our securities under this placement on August 30, 2004. The registration statement for these securities and securities sold under the first placement of $1 million were filed for registration on September 14, 2004 and were declared effective by the Securities and Exchange Commission on September 30, 2004. The Notes are due and payable on the earlier of the date that we receive gross proceeds aggregating at least $3.5 million from the sale of our debt and equity securities (for which purpose, all such sales within a six month period would be aggregated) or May 31, 2005. The Notes became due and payable on May 31, 2005. The Notes provide by their terms that if the Notes are not paid by May 31, 2005 (i) we are obligated to issue an additional 150,000 shares of common stock for each $100,000 principal amount of notes, and (ii) the Notes thereafter bear interest at 1.5% per month. Accordingly, we are now obligated to issue to the note-holders a total of 493,500 shares of our Common Stock. Until the Notes are repaid, the holders have the right to participate in any offering by us of our equity securities (including of convertible debt) by using the Notes (and accrued interest thereon) to acquire the equity securities at a 25% discount from the offering price (and if the offering is of convertible debt to acquire such debt at face with the conversion feature at a 25% discount).

On September 8, 2004, we signed an agreement for $50,000 with the private placement on similar terms and condition as the $329,000 placement and received aggregate proceeds of $50,000, which was used to pay interest due on the notes issued in the $1 million and $329,000 placements. The $50,000 note was due on May 31, 2005 and due to non-payment we are obliged to issue 75,000 shares of our Common Stock.

In October, 2004, we engaged an investment broker and consultant to obtain financing for our operations while waiting for FDA approval by offering shares of Common Stock offshore to non-U.S. citizens in accordance with the provisions of Regulation S at a cost of 50% of the amount of gross capital raised as fees. Under the agreement, the broker bears all the associated marketing and operating costs, and is required to offer the shares at a price per share of not less than $0.10. Under this arrangement, we received aggregate gross proceeds of $123,400 against aggregate issuance of 1,224,000 shares of Common Stock, at an aggregate discount of $38,425 over the market price on the date of the sale during the period from October 29, 2004 to December 31, 2004. From January 1, 2005 to March 31, 2005, the Company has received net proceeds of $285,251 against aggregate issuance of approximately 3.07 million shares of Common Stock at prices ranging from $0.05 to $0.10 per share and 50% agent's fees of $90,167. From April 1, 2005 through May 31, 2005, the Company has received aggregate gross proceeds of $10,000 against aggregate issuance of approximately 130 thousand shares of Common Stock at prices ranging from $0.05 to $0.10 per share and 50% agent's fees of $58,274. The Company continues to sell its shares of Common Stock under this arrangement to fund its operations.


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

At March 31, 2005, we had a working capital deficiency of $6,702,959, an increase of $287,224 from December 31, 2004. Our cash and cash equivalents were $11,701 at March 31, 2005, as compared to 33,142 at December 31, 2004.

At March 31, 2005, and December 31, 2004, we had no value on the balance sheet for the inventory as we decided to make full provision for all the items in our inventory.

During the three months ended March 31, 2005, our operating activities utilized $486,283 of net cash and our financing activities provided $464,842 of net cash, $285,249 of which represented net cash proceeds from sale of common stock and $179,593 represented advances from Dr. David Long and certain of his affiliates. During the 2004 Quarter, our operating activities utilized $417,199 of net cash, our investing activities utilized $5,284 and our financing activities provided $318,506 of net cash, $316,462 of which represented the net cash proceeds notes issued in our $1 million private placement.

In June 2000, we obtained a $500,000 line of credit from a bank, repayment of which has been guaranteed and collateralized by an affiliate of Dr. David Long. The line of credit was increased in November 2001 to $750,000, in January 2002 to $1 million, and in December 2003 to $1.2 million. The line of credit has been fully repaid by Dr. Long and his associates in June 2005.

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

Results of Operations

Comparison of the Unaudited Three Months Ended March 31, 2005 (the "2005 Quarter") with the Unaudited Three Months Ended March 31, 2004 (the "2004 Quarter")

We did not sell any of our products in the 2005 Quarter. We sold products worth $10,550 to a distributor in the 2004 Quarter.

We did not incur and research and development expenses in the 2005 Quarter; in the 2004 Quarter, we spent $4,851 on research and development.

Selling, general and administrative expenses decreased by $88,808, or 13%, to $593,991 in the 2005 Quarter from $682,799 in the 2004 Quarter. The decrease was largely attributable to the reduction in staff cost and consultancy fees of approximately $89,000.

We had net interest expense of $123,390 in the 2005 Quarter, compared to $81,512 in the 2004 Quarter, an increase of $41,878, or 51%, due to additional interest charges on increased borrowings.

As a result of the foregoing, we incurred a net loss of $717,381 in the 2005 Quarter, compared to a net loss of $758,612 in the 2004 Quarter, a decrease of $41,231, or 5%.

Acquisition or Disposition of Plant and Equipment

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We do not anticipate the acquisition of any significant property, plant or equipment during the next twelve months, other than leasehold improvements, computer equipment and peripherals used in our day-to-day operations.

Number of Employees

As of May 31, 2005, we had two full-time employees, our chief executive officer and our chief operating officer. Both employees are involved all aspects of our business and operations, including data management supervision of research and development activities, management, manufacturing supervision, product development and financial and administrative functions. In addition, when needed, we use the services of our past employees and an independent marketing consultant, and two other consultants who assist us with regulatory work. Due to a lack of financial resources during 2003, we deferred compensation due our employees for six months (and agreed to pay a 100% percent premium on such deferred compensation) and we reduced our employee compensation for four months (and issued options under our 1996 Stock Option Plan in an attempt to make up for such shortfall). In 2004, we were able to pay the employees' 2003 salary arrears but we still have to pay them the premium for back pay. As at March 31, 2005, we owed $133,153 to the employees for the premium.

Limited public market, possible volatility of share price

Our common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol "BZET." As of May 31, 2005, there were 37,734,725 shares of common stock outstanding (shares issued less the shares in the treasury), although a significant portion thereof is not publicly traded. There can be no assurance that a trading market for our common stock will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by us or our competitors, failure to meet securities analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of our stock price.

Application of Critical Accounting Policies

Impairment of long-lived assets

At March 31, 2005, we had $201,710 of capitalized patent costs. In assessing the recoverability of our patents, we have made assumptions regarding estimated future cash flows and other factors relating to the use of our patents to determine the fair value of the respective assets. If our estimates or their related assumptions change in the future, we may be required to record additional charges for these assets not previously recorded. For the three months ended March 31, 2005 and March 31, 2004, we had patent amortization expense of $9,398. Subsequent impairment losses, if any, will be reflected in operating income in our statement of operations.

Valuation of deferred tax assets

In assessing the realizability of deferred tax assets, we have considered whether it is more likely than not that some portion, or all, of deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At March 31, 2005 and 2004, we have made full provision for our deferred tax assets due to our continued operating losses and inability to assess the likelihood of generating sufficient future taxable income to realize such benefits. Substantially all of our net operating loss carryforwards are subject to limitation and may expire unutilized.

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


Special Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-QSB that are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Sometimes these statements contain words like "may," "believe," "expect," "continue," "intend," "anticipate" or other similar words. These statements could involve known and unknown risks, uncertainties and other factors that might significantly alter the actual results suggested by the statements. In other words, our performance might be quite different from what the forward-looking statements imply. The following factors, as well as those discussed above and in our Annual Report on Form 10-KSB for the year ended December 31, 2004, could cause our performance to differ from the expectations implied by our forward-looking statements:

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

Item 3.    CONTROLS AND PROCEDURES

Dr. David Long, our chief executive officer, and John Stephens, our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as they existed at March 31, 2005. . Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of December 31, 2004 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

Changes in Internal Control over Financial Reporting
----------------------------------------------------

As required by Rule 13a-15(d), the Company's Chairman and Chief Financial Officer, also conducted an evaluation of Biofield's internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During the preparation of the Company's financial statements as of and for the quarter ended March 31, 2005, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, the Company has initiated the changes in internal control, to the extent possible given limitations in financial and manpower resources, also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Lack of Adequate Accounting Staff
---------------------------------

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

In October, 2004, we engaged an investment broker and consultant to obtain financing its operations while waiting for FDA approval by offering shares of Common Stock offshore to non-U.S. citizens in accordance with the provisions of Regulation S at a cost of 50% of the amount of gross capital raised as fees. Under the agreement, the broker bears all the associated marketing and operating costs, and is required to offer the shares at a price per share of not less than $0.10. Under this arrangement, we received aggregate net proceeds of $295,750 against aggregate issuance of 3,240,833 shares of Common Stock, at an aggregate discount of $90,167 over the market price on the date of the sale during the period from January 1, 2005 to May 31, 2005.


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

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our securities holders during the fiscal quarter ended March 31, 2005.

Item 6. Exhibits and Reports on Form 8-K

     A.  Exhibits

     Exhibit 31. Rule 13a-14(a)/15d-14(a) Certifications:

         31.1 Certification by David M Long

         31.2 Certification by John D Stephens

     Exhibit 32. Section 1350 Certifications:

         32.1 Certification by David M Long

         32.2 Certification by John D Stephens

     B.  Reports on Form 8-K

         None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                       BIOFIELD CORP.

Date: June 21, 2005                    By: /s/ DAVID M. LONG
                                           -------------------------------------
                                           David M. Long, Jr., M.D., Ph.D.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date: June 21, 2005                    By: /s/ JOHN D. STEPHENS
                                           -------------------------------------
                                           John D. Stephens
                                           Senior Vice President and Chief
                                           Operating Officer
                                           (Principal Accounting and Financial
                                           Officer)