Form 10QSB
period 2005-06-30
BIOFIELD CORP \DE\
filed 2005-08-22
CIK 1007018

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

             40,507,805 shares of common stock as of August 1, 2005.
             ------------------------------------------------------


Transitional Small Business Disclosure Form   Yes [ ] No [X]

                                 BIOFIELD CORP.

                                   FORM 10-QSB

                                      INDEX



                                                                     Page Number
                                                                     -----------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 2005
          (unaudited) and December 31, 2004                               3

          Consolidated Statements of Operations for the three
          months and six months ended June 30, 2005 and 2004 and
          for the period October 16, 1987 (date of inception)
          through June 30, 2005 (unaudited)                               4

          Consolidated Statements of Stockholders' Equity (Deficit)
          for the period October 16, 1987 (date of inception)
          through June 30, 2005 (unaudited)                               5

          Consolidated Statements of Cash Flows for the six months
          ended June 30, 2005 and 2004 and for the period October
          16, 1987 (date of inception) through June 30, 2005 (unaudited)  9

          Notes to Unaudited Consolidated Financial Statements            12

Item 2.   Management's Discussion and Analysis or Plan of Operation       15

Item 3.   Controls and Procedures                                         21

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                               22
Item 2.   Changes in Securities and Small Business Issuer Purchases
          of Equity Securities                                            22
Item 4    Submission of Matters to a Vote of Security Holders             22
Item 6.   Exhibits and Reports on Form 8-K                                23


SIGNATURES                                                                23

PART I.     FINANCIAL INFORMATION


BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------

                                                           June 30,      December 31,
                                                         ------------    ------------
ASSETS                                                       2005            2004
                                                         (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                              $         --    $     33,142

  Other current assets                                             --         330,075
                                                         ------------    ------------
      Total current assets                                         --         363,217

PROPERTY AND EQUIPMENT - Net                                    3,079           5,676
OTHER ASSETS                                                   22,753          22,753
PATENT AND PATENT APPLICATION - Net                           192,311         211,108
                                                         ------------    ------------
      TOTAL                                              $    218,143    $    602,754
                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                       $  1,247,416    $  1,082,335
  Accrued expenses                                            487,545         485,313
  Due to affiliate                                            298,624         272,499
  Bank line of credit                                              --       1,200,000
  Short-term notes payable                                  1,379,000       1,379,000
  Long-term debt - short-term portion                         579,743         552,136
  Advances from stockholder                                 3,342,637       1,807,669
                                                         ------------    ------------
      Total current liabilities                             7,334,965       6,778,952

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred Stock, $.001 par value;  authorized
    12,300,000 undesignated shares;
    no shares issued or outstanding
  Common Stock, $.001 par value; authorized 60,000,000
    shares; issued 39,745,436 and 36,505,103 shares at
    June 30, 2005 and December 31, 2004, respectively          39,746          36,506
  Treasury stock - 2,306,131 shares                            (3,100)         (3,100)
  Additional paid-in capital                               64,378,969      63,879,532
  Accumulated deficit during development stage            (71,532,437)    (70,089,136)
                                                         ------------    ------------
    Total stockholders' equity (deficit)                   (7,116,822)     (6,176,198)
                                                         ------------    ------------
  TOTAL                                                  $    218,143    $    602,754
                                                         ============    ============

See notes to unaudited consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------------
(unaudited)

                                              Three Months Ended               Six Months Ended        Period October 16,
                                                   June 30,                        June 30,              1987 (Date of
                                         ----------------------------    ----------------------------  Inception) Through
                                             2005            2004            2005            2004        June 30, 2005
                                         ------------    ------------    ------------    ------------    ------------
REVENUE                                  $         --    $         --    $         --    $     10,550    $    135,132
COST OF SALES
  Cost of goods sold                               --              --              --                          75,447
  Loss on write down of inventory                  --              --              --              --         693,500
                                         ------------    ------------    ------------    ------------    ------------
GROSS PROFIT                                       --              --                          10,550        (633,815)

OPERATING EXPENSES:
  Research and development                         --           1,800              --           6,651      40,481,889
  Selling, general, and administrative        600,376         694,293       1,194,366       1,377,095      31,409,826
  Gain on disposition of fixed assets              --              --              --              --          (8,084)
                                         ------------    ------------    ------------    ------------    ------------
      Total operating expenses                600,376         696,093       1,194,366       1,383,746      71,883,631


OTHER INCOME (EXPENSE):
  Interest income                                  --              --              --              --       2,476,723
  Interest expense                           (140,544)        (88,319)       (263,934)       (169,831)     (1,616,810)
  Royalty income                               15,000              --          15,000              --         144,845
                                         ------------    ------------    ------------    ------------    ------------
      Net (expense) other income             (125,544)        (88,319)       (248,934)       (169,831)      1,004,758
                                         ------------    ------------    ------------    ------------    ------------
LOSS BEFORE INCOME TAXES                     (725,920)       (784,412)     (1,443,301)     (1,543,027)    (71,512,688)
PROVISION FOR INCOME TAXES                         --              --              --              --         (19,749)
                                         ------------    ------------    ------------    ------------    ------------
NET LOSS                                 $   (725,920)   $   (784,412)   $ (1,443,301)   $ (1,543,027)   $(71,532,437)
                                         ============    ============    ============    ============    ============

NET LOSS PER SHARE:
     Basic and Diluted                   $      (0.02)   $      (0.03)   $      (0.04)   $      (0.05)
                                         ============    ============    ============    ============

WEIGHTED-AVERAGE SHARES
     Basic and Diluted                     37,431,979      31,244,807      36,628,472      30,860,535
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
                                                       ==========  ======  ========  =====  ==========  ======  ========== =======

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                  Deficit
                                                                                Accumulated   Foreign
                                                        Additional                 During     Currency                  Total
                                                         Paid-In     Treasury   Development  Translation            Comprehensive
                                                         Capital       Stock       Stage      Adjustment    Total        Loss
                                                       ------------ ---------- ------------- ----------- ---------- -------------
BALANCE AT DECEMBER 31, 1996                             49,454,334         -   (35,368,878)         -   14,091,889
  (brought forward)
Sale of Common Stock ($2.92 per share, net)               8,377,583                                       8,380,451
Warrants exchanged for Common Stock                            (644)
Exercise of Common Stock options                            168,541                                         168,591
Exercise of Common Stock warrants                            93,299                                          93,309
Issuance of Common Stock for consulting                      99,975                                         100,000
  services ($4.00 per share, net)                            62,579                                          62,579
Amortization of deferred compensation
Net loss                                                                        (10,151,041)            (10,151,041)
Foreign currency translation adjustment                                                       $  1,333        1,333
Total comprehensive income (loss)                                                                                    $(10,149,708)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1997                             58,255,667         -   (45,519,919)     1,333   12,747,111
Repurchase of Common Stock for
   treasury (2,246,131 shares)                                        $  (100)                                 (100)
Net loss                                                                        (10,654,597)            (10,654,597)
Foreign currency translation adjustment                                                         55,891       55,891
Total comprehensive income (loss)                                                                                    $(10,598,706)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1998                             58,255,667      (100)  (56,174,516)    57,224    2,148,305
Sale of Common Stock ($.05 per share, net)                  686,000                                         700,000
Net loss                                                                         (1,253,696)             (1,253,696)
Foreign currency translation adjustment                                                        (43,020)     (43,020)
Total comprehensive income (loss)                                                                                    $ (1,296,716)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 1999                             58,941,667      (100)  (57,428,212)    14,204    1,551,589
Issuance of right to purchase Common Stock
  in lieu of compensation ($0.45 per share)                 198,000                                         198,000
Sale of common stock ($0.05 per share)                       24,500                                          25,000
Sale of common stock ($0.50 per share)                    1,497,000                                       1,500,000
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Repurchase of common stock                                             (3,000)                               (3,000)
Net loss                                                                         (1,522,233)             (1,522,233)
Foreign currency translation adjustment                                                        (14,204)     (14,204)
Total comprehensive income (loss)                                                                                    $ (1,536,437)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2000                           $ 60,761,167   $(3,100) $(58,950,445)  $     --  $ 1,835,152
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

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                            Series A           Series B          Series C
                                                        Preferred Stock    Preferred Stock    Preferred Stock      Common Stock
                                                       ------------------- ----------------- ----------------- --------------------
                                                        Shares    Amount    Shares  Amount    Shares   Amount    Shares  Amount
BALANCE AT DECEMBER 31, 2000                                    -       -         -      -           -       -  27,529,609 $ 27,530
  (brought forward)
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- --------
BALANCE AT DECEMBER 31, 2001                                    -       -         -      -           -       -  27,529,609 $ 27,530
Exercise of Common Stock options                                                                                    62,745       63
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss (unaudited)
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- --------
BALANCE AT DECEMBER 31, 2002                                    -       -         -      -           -       -  27,592,354 $ 27,593
Issuance of Common Stock for consulting
  services ($0.30 per share, net)                               -       -         -      -           -       -      50,000       50
Issuance of Common Stock for consulting
  services ($0.32 per share, net)                                                                                  468,749      468
Issuance of Common Stock for consulting
  services ($0.11 per share, net)                                                                                  275,000      275
Issuance of Common Stock as incentive for
  funding by issue of notes ($0.25 per share net)                                                                3,187,500    3,188
Common Stock (410,358 shares) to be issued
  for interest accrued on stockholder's advances
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- --------
BALANCE AT DECEMBER 31, 2003                                    -       -         -      -           -       -  31,573,603 $ 31,574
Issuance of Common Stock as incentive for
 funding by issue of notes ($0.25 per share net)                                                                 1,812,500    1,813
Issuance of Common Stock as incentive for
 funding by issue of notes ($0.31 per share net)                                                                 1,895,000    1,895
Sale of Common Stock ($0.10 per share)                                                                           1,224,000    1,224
Common Stock (286,421 shares) to be issued
  for interest accrued on stockholder's advances
Accrual of 2,500,000 shares of Common Stock
  due on payment default on notes payable
Memorandum entry to record as expense for
   honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- --------
BALANCE AT DECEMBER 31, 2004                                    -       -         -      -           -       -  36,505,103 $ 36,506
Sale of Common Stock ($0.05 to $0.10 per share)                                                                  3,240,333    3,240
Common Stock (939,875 shares) to be issued
  for interest accrued on stockholder's advances
Accrual of 568,500 shares of Common Stock
  due on payment default on notes payable
Memorandum entry to record as expense for
   honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)

BALANCE AT JUNE 30, 2005                                        -       -         -      -           -       -  39,745,436 $ 39,746
                                                       ==========  ======  ========  =====  ========== =======  ========== ========


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                  Deficit
                                                                                Accumulated   Foreign
                                                        Additional                 During     Currency                  Total
                                                         Paid-In     Treasury   Development  Translation            Comprehensive
                                                         Capital       Stock       Stage      Adjustment    Total        Loss
                                                       ------------ ---------- ------------- ----------- ---------- -------------
BALANCE AT DECEMBER 31, 2000                             60,761,167    (3,100) $(58,950,445)         -    1,835,152
  (brought forward)
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Net loss                                                                         (2,238,687)             (2,238,687)
Total comprehensive income (loss)                                                                                    $ (2,238,687)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2001                             60,861,167    (3,100)  (61,189,132)         -     (303,535)
Exercise of Common Stock options                             15,623                                          15,686
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Net loss                                                                         (2,888,789)             (2,888,789)
Total comprehensive income (loss)                                                                                    $ (2,888,789)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2002                           $ 60,976,790   $(3,100) $(64,077,921)  $      -  $(3,076,638)

Issuance of Common Stock for consulting
  services ($0.30 per share, net)                            14,950                                          15,000
Issuance of Common Stock for consulting
  services ($0.32 per share, net)                           149,532                                         150,000
Issuance of Common Stock for consulting
  services ($0.11 per share, net)                            29,975                                          30,250
Issuance of Common Stock as incentive for
 funding by issue of notes ($0.25 per share net)            793,687                                         796,875
Common Stock (410,358 shares) to be issued
  for interest accrued on stockholder's advances            102,386                                         102,386
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Net loss                                                                         (2,164,698)             (2,164,698)
Total comprehensive income (loss)                                                                                    $ (2,164,698)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2003                           $ 62,167,320  $ (3,100) $(66,242,619)  $      -  $(4,046,825)
                                                       ============   =======  ============   ========  ===========
Issuance of Common Stock as incentive for
 funding by issue of notes ($0.25 per share net)            451,312                                         453,125
Issuance of Common Stock as incentive for
 funding by issue of notes ($0.31 per share net)            585,555                                         587,450
Sale of Common Stock ($0.10 per share)                      160,601                                         161,825
Common Stock (286,421 shares) to be issued
  for interest accrued on stockholder's advances             64,743                                          64,743
Accrual of 2,500,000 shares of Common Stock
  due on payment default on notes payable                   350,000                                         350,000
Memorandum entry to record as expense for
   honorary services rendered by a shareholder              100,000                                         100,000
Net loss                                                                         (3,846,517)             (3,846,517)
Total comprehensive income (loss)                                                                                    $ (3,846,517)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2004                           $ 63,879,531  $ (3,100) $(70,089,136)  $      -  $(6,176,200)
Sale of Common Stock ($0.05 to $0.10 per share)             382,177                                         385,417
Common Stock (939,875 shares) to be issued                                                                        -
  for interest accrued on stockholder's advances             38,836                                          38,836
Accrual of 568,500 shares of Common Stock
  due on payment default on notes payable                    28,425                                          28,425
Memorandum entry to record as expense for                                                                         -
   honorary services rendered by a shareholder               50,000                                          50,000
Net loss                                                                         (1,443,301)             (1,443,301)
Total comprehensive income (loss)                                                                                 -  $ (1,443,301)

BALANCE AT JUNE 30, 2005                               $ 64,378,969  $ (3,100) $(71,532,437)  $      -  $(7,116,822)
                                                       ============  ========  ============   ========  ===========


See notes to unaudited consolidated financial statements.            (Concluded)

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------------------
(unaudited)
                                                                                      Six months ended       Period October 16,
                                                                                          June 30,             1987 (Date of
                                                                                ---------------------------- Inception) Through
OPERATING ACTIVITIES                                                                 2005            2004       June 30, 2005
                                                                                                                -------------
  Net loss                                                                      $ (1,443,301)   $ (1,543,027)   $(71,532,437)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                     21,394          22,870       2,739,800
    Amortization of premiums on short-term investments                                                               156,692
    Amortization of deferred financing costs                                         330,075         696,743       2,054,195
    Loss on disposal of property and equipment                                                                       194,102
    Loss on license and settlement agreements                                                                         49,026
    Loss on abandonment of patent applications                                                                       303,234
    Loss on inventory write-down                                                                                     693,500
    Commission & discount on sale of shares of Common Stock                                                           96,919
    Loan repayment default payable in shares of Common Stock                          28,425                         378,425
    Vendor settlements                                                                                               (77,257)
    Noncash compensation                                                              50,000          50,000       3,458,451
    Gain from disposition of fixed assets                                                                           (159,473)
    Interest paid in Common Stock                                                     38,836          31,414         503,113
    Consultancy fees paid in Common Stock                                                                            195,250
    Changes in assets and liabilities:
       Inventories                                                                                                  (693,500)
      Other assets                                                                                                  (134,582)
      Due to affiliate                                                                26,125          30,465         298,624
      Accounts payable and accrued expenses                                          167,312         (32,404)      1,792,044
                                                                                ------------    ------------    ------------
          Net cash used in operating activities                                     (781,134)       (743,939)    (59,683,874)
                                                                                ------------    ------------    ------------
INVESTING ACTIVITIES
  Acquisitions of property and equipment                                                  --          (5,284)     (2,610,691)
  Costs incurred for patents and patent applications                                                                (782,527)
  Proceeds from sale of property and equipment                                                                       294,748
  Purchases of short-term investments                                                                            (26,476,638)
  Proceeds from sale and maturity of short-term investments                               --              --      26,406,378
                                                                                ------------    ------------    ------------
          Net cash used in investing activities                                           --          (5,284)     (3,168,730)
                                                                                ------------    ------------    ------------
FINANCING ACTIVITIES
  Repayments of capitalized lease obligations                                                                        (82,234)
  Proceeds from issuance of Series A Preferred Stock - net                                                         8,413,490
  Proceeds from issuance of Series B Preferred Stock - net                                                         1,947,631
  Proceeds from issuance of Series C Preferred Stock - net                                                        11,980,771
  Proceeds from issuance of Common Stock and Common Stock warrants - net             385,417                      33,473,529
  Proceeds from exercise of Common Stock options and Common Stock warrants                                           298,546
  Proceeds from issuance of notes payable                                                 --         462,500       1,379,000
  Notes financing costs                                                                   --         (59,038)       (216,744)
  Net bank borrowings (repayments) under a line of credit                                                          1,200,000
  Advances from stockholder and related party                                        362,575           7,676       2,171,679
  Repayments of advances from stockholder                                                                           (145,000)
  Repurchases of Common Stock held in treasury                                                                        (3,100)
  Proceeds from notes payable issued to stockholder and related party                     --              --       2,546,533
                                                                                ------------    ------------    ------------
          Net cash provided by financing activities                                  747,992         411,138      62,964,101
                                                                                ------------    ------------    ------------
    NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (33,142)       (338,085)        111,497
    EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                                    (111,497)

  CASH AND CASH EQUIVALENTS:
    BEGINNING OF PERIOD                                                               33,142         369,332
                                                                                ------------    ------------    ------------
    END OF PERIOD                                                               $          0    $     31,247    $          0
                                                                                ============    ============    ============
See notes to unaudited consolidated financial statements                                                         (continued)

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------------------
(unaudited)
                                                                                                                Period October 16,
                                                                                              June 30,            1987 (Date of
                                                                                       -----------------------  Inception) Through
                                                                                          2005         2004       June 30, 2005
                                                                                                                 ---------------
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for interest                                             $   92,507   $   75,585   $       857,003
                                                                                       ==========   ==========   ===============

SUPPLEMENTAL SCHEDULE FOR NONCASH
  INVESTING AND FINANCING ACTIVITIES:

  Acquisition of property and equipment under capital lease transactions                                         $        82,234
----------------------------------------------------------------------------------                               ===============

  During the fiscal year ended March 31, 1994, the Company issued 222,222 shares of Series A Preferred Stock in exchange for an aggregate of
    $1 million in notes payable to a principal stockholder and a former Director:
    Notes payable                                                                                                $     1,000,000
                                                                                                                 ---------------
    Issuance of Series A Preferred Stock                                                                         $     1,000,000
----------------------------------------------------------------------------------                               ===============

  At inception, the Company acquired the rights to a patent and assumed certain liabilities in exchange for 235,294 shares of Common Stock, as follows:
    Fair value of patent acquired                                                                                $       112,732
    Liabilities assumed                                                                                                  112,432
                                                                                                                 ---------------
    Issuance of Common Stock                                                                                     $           300
----------------------------------------------------------------------------------                               ===============

  Pursuant to a license and settlement agreement with respect to an acquired patent (see above) the Company reacquired during the year ended March 31,
    1991 its 235,294  shares of Common Stock issued in connection with the acquired patent, which was retired during the year end March 31, 1992:
    Remaining carrying value of patent on date of
      license and settlement agreement                                                                           $        49,326
    Common Stock returned to the Company                                                                                     300
                                                                                                                 ---------------
    Loss on Settlement                                                                                           $        49,026
----------------------------------------------------------------------------------                               ===============

  During the fiscal year ended March 31, 1992, the Company exchanged 431,372 shares of Common Stock for notes, debt and accrued interest payable to a principal stockholder:
    Notes payable                                                                                                $        96,660
    Debt                                                                                                                 854,873
    Accrued interest                                                                                                     297,148
                                                                                                                 ---------------
    Issuance of Common Stock                                                                                     $     1,248,681
----------------------------------------------------------------------------------                               ===============

  During the fiscal year ending December 31, 2003, the Company exchanged 793,749 shares of Common Stock for services rendered by consultants:
    Fair value of services rendered                                                                              $       195,250
                                                                                                                 ---------------
    Issuance of Common Stock                                                                                     $       195,250
----------------------------------------------------------------------------------                               ===============

  During the fiscal year ending December 31, 2003, the Company transferred accrued interest on advances from a stockholder to be exchanged for 410,358 shares of Common Stock:
    of Common Stock:
    Accrued interest                                                                                             $       102,386
                                                                                                                 ---------------
    Issuance of Common Stock                                                                                     $       102,386
----------------------------------------------------------------------------------                               ===============

  During the fiscal year ending December 31, 2003, the Company issued 3,187,500 shares as incentive for notes payable secured under a private placement funding:
    Fair value of Finance costs                                                                                  $       796,875
                                                                                                                 ---------------
    Issuance of Common Stock                                                                                     $       796,875
----------------------------------------------------------------------------------                               ===============

See notes to consolidated financial statements                                                                       (Continued)

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------------------
(unaudited)
                                                                                                                Period October 16,
                                                                                              June 30,            1987 (Date of
                                                                                       -----------------------  Inception) Through
                                                                                          2005         2004       June 30, 2005
                                                                                                                 ---------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  During the fiscal year ended December 31, 2004, 3,707,500 (March 31, 2004,
    1,812,500) shares of Common Stock were issued as incentive for funds secured against notes payable under a private placement funding:
    Fair value of Finance costs                                                                     $  453,125   $     1,040,575
                                                                                                    ----------   ---------------
    Issuance of Common Stock                                                                        $  453,125   $     1,040,575
----------------------------------------------------------------------------------                  ----------   ---------------

  During the fiscal year ended December 31, 2004, the Company transferred accrued interest on advances from a principal stockholder to Additional Paid-In
    Capital account to be exchanged for 286,421 shares (March 31, 2004, 29636)
    of Common Stock:
    Accrued interest                                                                                $   15,707   $        31,414
                                                                                                    ----------   ---------------
    Issuance of Common Stock                                                                        $   15,707   $        31,414
----------------------------------------------------------------------------------                  ==========   ===============


  During the fiscal year ended December 31, 2004, 2,500,000 shares of Common
    Stock were due as penalty for non-payment of notes payable on maturity:
    Fair value of Finance costs                                                                                  $       350,000
                                                                                                                 ---------------
    Issuance of Common Stock                                                                                     $       350,000
----------------------------------------------------------------------------------                               ===============

  During the quarter ended March 31, 2005, the Company transferred accrued interest on advances from a principal stockholder to Additional Paid-In
    Capital account to be exchanged for 312,842 shares of Common Stock:
    Accrued interest                                                                   $   18,771                $        18,771
                                                                                       ----------                ---------------
    Issuance of Common Stock                                                           $   18,771                $        18,771
----------------------------------------------------------------------------------     ==========                ===============

  During the quarter ended June 30, 2005, the Company transferred accrued interest on advances from a principal stockholder to Additional Paid-In
    Capital account to be exchanged for 627,033 shares of Common Stock:
    Accrued interest                                                                   $   20,065                $        20,065
                                                                                       ----------                ---------------
    Issuance of Common Stock                                                           $   20,065                $        20,065
----------------------------------------------------------------------------------     ==========                ===============

  During the quarter ended June 30, 2005, a principal shareholder and his associates repaid the Company's line of credit and the debt is reflected in the financial statements as advances from stockholder:
    Value of non-cash transfer of the Company's debt                                   $1,200,000                $     1,200,000
                                                                                       ==========                ===============

See notes to unaudited consolidated financial statements                                                              (Conluded)

BIOFIELD CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. GOING CONCERN BASIS OF ACCOUNTING - As shown in the accompanying financial statements, Biofield Corp. (the "Company") continues to incur significant losses. As of June 30, 2005, the Company had no current assets against current liabilities of $7.3 million, and its total liabilities exceeded its total assets by $7.1 million. These factors raise substantial doubt about the Company's ability to continue as a going concern.

During 2002, the Company financed its operations almost entirely with $1,750,000 of borrowings obtained from, or with the assistance of, Dr. David M. Long, Jr., M.D., Ph.D., its Chairman, Chief Executive Officer and principal stockholder ("Dr. Long"), and certain of his affiliates.

In the first quarter of 2003, the Company instituted a cost reduction program that included lowering salaries of its six then current employees and some of its consultants, minimizing use of outside consultants, arranging with its employees and a consultant to accept options to acquire the Company's Common Stock for a portion of their services, and limiting its marketing activities. In January 2003, Dr. Long advanced $475,000 to enable the Company to meet its then projected minimum financial requirements. As of June 30, 2005, the aggregate amount due to Dr. Long and his affiliates, including advances made by him, liability for a three-year promissory note amounting to $450,000 and interest accrued on all the debts due to him, is $3,922,380, and is also entitled to receive 1,923,075 shares of the Company's Common Stock for interest due up to June 30, 2005 on an advance of $1,050,000 made by him in 2003.

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

On May 3, 2004, the Company signed a similar agreement with the same placement agent to secure further short-term bridging finance of up to $800,000. Under the new agreement, the Company sold $329,000 of its securities it was closed on August 30, 2004. The Company received gross proceeds of $100,000, $154,000 and $75,000 against aggregate issuance of $329,000 principal amount of notes payable and 1,645,000 shares of Common Stock, at a cost of $509,950 on June 1, 2004, July, 2004 and August, 2004, respectively The value of Common Stock which is being amortized over the period of the notes all of which expired on May 31, 2005. Additionally, the Company made cash payments of $35,900 for financing costs that are also amortized over the same period.

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

The Company defaulted on paying the $1 million of notes due on December 31, 2004 and on the $379,000 of notes due on May 31, 2005. The Company is obliged to issue 2.5 million shares and 568,500 shares of the Company's common stock for the non-payment defaults on $1 million and $379,000 notes, respectively. For the $1 million of notes, the Company recorded $350,000 for the default as a charge in the income statement for the year ended December 31, 2004, based on the market value of the shares on the date of default. The Company recorded similar charge of $28,425 on May 31, 2005 for the default on the $379, 000 of notes. The Company also began to pay interest at the rate of 1.5% per month instead of 1% from the date of default on all the notes.

On October 13, 2004, the Company engaged an investment broker and consultant to obtain financing its operations while waiting for FDA approval by offering the Company shares of Common Stock to non-U.S. citizens overseas investors in accordance with the provisions of Rule 903 or Rule 904 of Regulation S or pursuant to registration of the securities under the Securities Act of 1933 at a cost of 50% of the amount of gross capital raised as fees. Under the agreement, the broker bears all the associated marketing and operating costs, and is required to offer the shares at a price per share of not less than $0.10. Under this arrangement, the Company received aggregate gross proceeds of $123,400 against aggregate issuance of 1,224,000 shares of Common Stock, at an aggregate discount of $38,425 over the market price on the date of the sale during the period from October 29, 2004 to December 31, 2004. From January 1, 2005 to March 31, 2005, the Company has received net proceeds of $285,251 against aggregate issuance of approximately 3.07 million shares of Common Stock at prices ranging from $0.05 to $0.10 per share and 50% agent's fees of $90,167. From April 1, 2005 through August 1, 2005, the Company has received aggregate gross proceeds of $10,000 against issuance of 166,667 shares of Common Stock at $0.06 per share and 50% agent's fees of $5,000. The Company continues to sell its shares of Common Stock under this arrangement to fund its operations.

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

The Company has depleted all its cash resources and the Company had to let go all its employees, except the Chief Operating Officer and Chief Executive Officer, who does not receive any remuneration for his services. Since the employees' departure and up to May 31, 2005, the Company has been able and has relied on past employees' services on a consultancy basis when funds are available as it is unable to pay their salaries on a regular basis. As at June 30, 2005, the Company owes $152,245 in back pay and accrued interest to the past employees.

The notified body, KEMA Registered Quality, Inc., submitted a formal 510(k) application to the FDA on November 16, 2004. FDA informed the Company on December 3, 2004 that a manufacturer whose device is found to be not substantially equivalent to a predicate device can request the FDA to make a risk-based classification for its device. However, the letter also included a statement that the FDA believes that ``based on the review of your device, general controls would be inadequate and special controls difficult to develop, to provide reasonable assurance of the device's safety and effectiveness.'' On January 5, 2005, in accordance with recommended FDA procedure, the Company submitted a Request for Evaluation of Automatic Class III Designation for the Biofield(R) Breast Proliferation Rate Detection System under ss.513(f)(2) of the Cosmetic Act. On July 25, 2005, the FDA sent the Company a response to a recent meeting at FDA's offices at which the Company had reviewed with the FDA the Biofield data contained in the Company's previously submitted 510K application. The FDA informed the Company that the data contained in the 510K application would be insufficient for several reasons and requested more clinical testing for the Company's pre-market approval application.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as at December 31, 2004, and the footnotes thereto which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

5. STOCK-BASED EMPLOYEE COMPENSATION - At June 30, 2005, the Company had three stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                              Three months ended                Six months ended
                                       ------------------------------    ------------------------------
                                       June 30, 2005    June 30, 2004    June 30, 2005    June 30, 2004
                                       -------------    -------------    -------------    -------------
Net loss, as reported                  $    (725,920)   $    (784,412)   $  (1,443,301)   $  (1,543,027)
Add: Total stock-based
  employee compensation
  expense determined under
  fair value based method for
  all awards, net of related tax
  effects                                         --           (1,415)              --           (2,830)
                                       -------------    -------------    -------------    -------------
Pro forma net loss                     $    (725,920)   $    (785,827)   $  (1,443,301)   $  (1,545,857)
                                       =============    =============    =============    =============
Earnings per share:
Basic and diluted loss per share:
  As reported                          $       (0.02)   $       (0.03)   $       (0.04)   $       (0.05)
  Pro forma                            $       (0.02)   $       (0.03)   $       (0.04)   $       (0.05)
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

6. SUBSEQUENT EVENTS -

On July 13, 2005, we issued 2,068,500 shares of our Common Stock to fulfill part of its commitment under the terms of the $1 million private placement agreement and $379,000 private placement agreement for our default to repay the notes on December 31, 2004 and May 31, 2005, respectively.

On July 25, 2005, the FDA sent the Company a response to a recent meeting at FDA's offices at which the Company had reviewed with the FDA the Biofield data contained in the Company's previously submitted 510K application. The FDA informed the Company that the data contained in the 510K application would be insufficient for several reasons and requested more clinical testing for the Company's pre-market approval application.

On August 1,2005, the company signed a partnership agreement with Bridgetech Holdings International, Inc., a company focused on maximizing the potential of emerging healthcare products and services in the U.S. and Asian markets, The agreement requires Bridgetech to make a $50,000 upfront payment and to purchase five CE devices from the company in the amount of $20,250 to be used to begin clinical testing to obtain regulatory approvals to market and distribute the Biofield Device in the People's Republic of China (the "PRC"), the Hong Kong Special Administrative Region of the PRC, the Republic of China ("Taiwan"), Vietnam and Singapore.

On August 11, 2005 Biofield announced the termination of discussions for a potential merger or acquisition with Bay Point Group, LLC (BPG). Biofield and BPG entered into a letter of intent for a potential merger on June 28. The letter of intent was terminated as a result of a mutual understanding that a merger would not be in the best interests of the parties at such time.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this document.

As a development stage company, we have incurred net losses since inception through June 30, 2005 of approximately $71.5 million. At June 30, 2005, we had no current assets and had current liabilities of $7.3 million. Our total liabilities exceeded our total assets by approximately $7.1 million. These factors raise substantial doubt about our ability to continue our operations without obtaining immediate funding.

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

In January 2003, Dr. David Long and certain of his affiliates advanced $475,000 to cover certain minimum operating expenses and, during the first quarter of 2003, we instituted a cost reduction program that included reducing salaries of our six then current employees, reducing use of outside consultants, reducing our marketing activities and arranging with our employees and one of our consultants to accept options to acquire 514,227 of our common stock at $0.33 per share as compensation for a portion of their services. In June 2003, Dr. Long and certain of his affiliates deposited additional collateral with our bank as a condition to our bank increasing its line of credit to us by $200,000, which amount was then drawn down. During the second half of 2003, Dr. Long advanced an additional $30,000 to us and we commenced a private placement to raise $1 million.

On December 4, 2003, we sold $300,000 of our securities in the first tranche of the placement. The remaining tranches of $337,500, $250,000 and $112,500 closed on December 29, 2003, January 21, 2004 and February 20, 2004, respectively. $100,000 principal amount of our 12% promissory Notes and 500,000 shares of our common stock were issued for each $100,000 received and we issued to the placement agent five-year warrants to purchase an aggregate of 500,000 shares of our common stock at a purchase price of $0.20 per share. The Notes became due and payable on December 31, 2004. The Notes provide by their terms that if the Notes are not paid by December 31, 2004 (i) we are obligated to issue an additional 250,000 shares of common stock for each $100,000 principal amount of notes, and (ii) the Notes thereafter bear interest at 1.5% per month. Accordingly, we are obligated to issue to the note-holders a total of 2,500,000 shares of our Common Stock, and on July 13, 2005 we issued 2,068,500 shares towards this obligation. Until the Notes are repaid, the holders have the right to participate in any offering by us of our equity securities (including of convertible debt) by using the Notes (and accrued interest thereon) to acquire the equity securities at a 25% discount from the offering price (and if the offering is of convertible debt to acquire such debt at face with the conversion feature at a 25% discount). In March 2004, we submitted our application for 510(k) clearance to KEMA for review prior to formal submission to the FDA. Kema subsequently recommended to the FDA that our diagnostic device be approved. In November, 2004, we submitted our application for formal submission to the FDA to approve our device.

In December, 2004, the FDA notified us that it had reclassified by statute the Biofield Diagnostic System into class III (Premarket Approval) pursuant to
Section 513(f) of the Federal Food, Drug and Cosmetic Act. As a result of the FDA's reclassification, we must have an approved PMA absent any subsequent reclassification, prior to legally marketing or distributing our device. The basis of the FDA's decision was its determination that the device is not "substantially equivalent to devices marketed in U.S. interstate commerce." The FDA also informed the company that although the Company's device is found to be not substantially equivalent to a predicate device, the Company can request the FDA to make a risk-based classification for its device, the FDA believes that "based on the review of your device, general controls would be inadequate and special controls difficult to develop, to provide reasonable assurance of the device's safety and effectiveness." On March 4, 2005 we were notified by the FDA that it had reviewed the our petition for reclassification and concluded that we have not demonstrated that the device meets the criteria under section 513(a)(1) of the Federal Food Drug and Cosmetic Act (21 U.S.C. 360c(a)(1) for classification into class I or II. Therefore the device is automatically classified in class III requiring approval through a premarket approval (PMA) process. On July 25, 2005, the FDA sent the Company a response to a recent meeting at FDA's offices at which the Company had reviewed with the FDA the Biofield data contained in the Company's previously submitted 510K application. The FDA informed the Company that the data contained in the 510K application would be insufficient for several reasons and requested more clinical testing for the Company's pre-market approval application.

Consequently, we may never obtain FDA approval for the Biofield Diagnostic Device. In the event that we are unable to obtain such approval, we will likely be compelled to cease operations.

On May 3, 2004, we entered into another agreement (with the placement agents who helped us secure $1 million in December 2003) to seek additional short-term bridge financing of up to $800,000 on identical terms and conditions as the December 2003 offering. Under the new agreement, we sold $100,000 of our securities in the first tranche of the placement and further tranches of $154,000 and $75,000 of our securities on July 1, 2004 and August 5, 2004, respectively. The subscription for the placement was closed after sale of $329,000 of our securities under this placement on August 30, 2004. The registration statement for these securities and securities sold under the first placement of $1 million were filed for registration on September 14, 2004 and were declared effective by the Securities and Exchange Commission on September 30, 2004. The Notes are due and payable on the earlier of the date that we receive gross proceeds aggregating at least $3.5 million from the sale of our debt and equity securities (for which purpose, all such sales within a six month period would be aggregated) or May 31, 2005. The Notes became due and payable on May 31, 2005. The Notes provide by their terms that if the Notes are not paid by May 31, 2005 (i) we are obligated to issue an additional 150,000 shares of common stock for each $100,000 principal amount of notes, and (ii) the Notes thereafter bear interest at 1.5% per month. Accordingly, we are now obligated to issue to the note-holders a total of 493,500 shares of our Common Stock. Until the Notes are repaid, the holders have the right to participate in any offering by us of our equity securities (including of convertible debt) by using the Notes (and accrued interest thereon) to acquire the equity securities at a 25% discount from the offering price (and if the offering is of convertible debt to acquire such debt at face with the conversion feature at a 25% discount)..

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

In October, 2004, we engaged an investment broker and consultant to obtain financing its operations while waiting for FDA approval by offering shares of Common Stock offshore to non-U.S. citizens in accordance with the provisions of Regulation S at a cost of 50% of the amount of gross capital raised as fees. Under the agreement, the broker bears all the associated marketing and operating costs, and is required to offer the shares at a price per share of not less than $0.10. Under this arrangement, we received aggregate gross proceeds of $123,400 against aggregate issuance of 1,224,000 shares of Common Stock, at an aggregate discount of $38,425 over the market price on the date of the sale during the period from October 29, 2004 to December 31, 2004. From January 1, 2005 to March 31, 2005, the Company has received net proceeds of $285,251 against aggregate issuance of approximately 3.07 million shares of Common Stock at prices ranging from $0.05 to $0.10 per share and 50% agent's fees of $90,167. From April 1, 2005 through June 30, 2005, the Company has received aggregate gross proceeds of $10,000 against aggregate issuance of approximately 130 thousand shares of Common Stock at prices ranging from $0.05 to $0.10 per share and 50% agent's fees of $58,274. Since April 5, 2005, the Company has not sold any of its shares of Common Stock under this arrangement to fund its operations.

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

At June 30, 2005, we had a working capital deficiency of $7, 334,965, an increase of $919,230 from December 31, 2004. Our cash and cash equivalents were $0 at June 30, 2005, as compared to 33,142 at December 31, 2004.

At June 30, 2005, and December 31, 2004, we had no value on the balance sheet for the inventory as we decided to make full provision for all the items in our inventory.

During the six months ended June 30, 2005, our operating activities utilized $781,134 of net cash and our financing activities provided $747,992 of net cash, $385,417 of which represented net cash proceeds from sale of common stock and $362,575 represented advances from Dr. David Long and certain of his affiliates. During the three months ended March 31, 2005, our operating activities utilized $486,283 of net cash and our financing activities provided $464,842 of net cash, $285,249 of which represented net cash proceeds from sale of common stock and $179,593 represented advances from Dr. David Long and certain of his affiliates. During the 2004 Quarter, our operating activities utilized $743,939 of net cash, our investing activities utilized $5,284 and our financing activities provided $411,138 of net cash, $403,462 of which represented the net cash proceeds notes issued in our $1 million private placement.

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

Results of Operations

Comparison of the Unaudited Three Months Ended June 30, 2005 (the "2005
-----------------------------------------------------------------------
Quarter") with the Unaudited Three Months Ended June 30, 2004 (the "2004
------------------------------------------------------------------------
Quarter")
---------

We did not sell any of our products in the 2005 or 2004 Quarter.

We did not incur and research and development expenses in the 2005 Quarter; in the 2004 Quarter, we spent $1,800 on research and development.

Selling, general and administrative expenses decreased by $93,917, or 13%, to $600,376 in the 2005 Quarter from $694,293 in the 2004 Quarter.

Finance costs and amortization charges relating to the private placements reduced by approximately $152,000 in the 2005 Quarter. The costs associated with personnel and independent contractors also reduced by approximately $39,000 as we were forced to reduce our activities due to lack of funds. These savings were partly off set by increase in legal costs of approximately $97, 000 for various consultation relating to FDA and SEC matters and for drafting and reviewing new financing agreements .

We had net interest expense of $140,544 in the 2005 Quarter, compared to $88,319 in the 2004 Quarter, an increase of $52,225, or 59%, due to additional interest charges on increased borrowings.

We received $15,000 in royal income on settlement of our claim for patent infringement in the 2005 Quarter. We had no other income in the 2004 Quarter.

As a result of the foregoing, we incurred a net loss of $725,920 in the 2005 Quarter, compared to a net loss of $784,412 in the 2004 Quarter, a decrease of $58,492, or 7%.

Comparison of the Unaudited Six Months Ended June 30, 2005 (the "2005 Period")
------------------------------------------------------------------------------
with the Unaudited Six Months Ended June 30, 2004 (the "2004 Period")
---------------------------------------------------------------------

We did not sell any of our products in the 2005 Period. We generated revenue of $10,550 from the sale of a device to a distributor in the 2004 Period.

In the 2005 Period, we did not incur any cost of sales as we did not sell any products. In the 2004 Period, as we sold a device against which we had made a full provision, we did not have any cost of sales charge against this sale.

We did not incur any research and development expenditure in the 2005 Period compared to $6,651 spent in the 2004 Period,

Selling, general and administrative expenses decreased by $182,729, or 13%, to $1,194,366 in the 2005 Period from $1,377,095 in the 2004 Period. Finance costs and amortization charges relating to the private placements reduced by approximately $121,000 in the 2005 Period. The costs associated with personnel and independent contractors also reduced by approximately $133,000 as we were forced to reduce our activities due to lack of funds. These savings were partly off set by increase in legal costs of approximately $102,000 for various consultations relating to FDA and SEC matters and for drafting and reviewing new financing agreements.

We had net interest expense of $263,934 in the 2005 Period, compared to $169,831 in the 2004 Period, an increase of $94,831, or 55%, due to additional interest charges on increased borrowings.

We received $15,000 in royal income on settlement of our claim for patent infringement in the 2005 Period. We had no other income in the 2004 Period.

As a result of the foregoing, we incurred a net loss of $1,443,301 in the 2005 Period, compared to a net loss of $1,543,027 in the 2004 Period, a reduction in loss of $99,726, or 6%.

Acquisition or Disposition of Plant and Equipment

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We do not anticipate the acquisition of any significant property, plant or equipment during the next twelve months, other than leasehold improvements, computer equipment and peripherals used in our day-to-day operations.

Number of Employees

As of July 31, 2005, we had two full-time employees, our chief executive officer and our chief operating officer. Both employees are involved all aspects of our business and operations, including data management supervision of research and development activities, management, manufacturing supervision, product development and financial and administrative functions. In addition, when needed, we use the services of our past employees and an independent marketing consultant, and two other consultants who assist us with regulatory work. Due to a lack of financial resources during 2003, we deferred compensation due our employees for six months (and agreed to pay a 100% percent premium on such deferred compensation) and we reduced our employee compensation for four months (and issued options under our 1996 Stock Option Plan in an attempt to make up for such shortfall). In 2004, we were able to pay the employees' 2003 salary arrears but we still have to pay them the premium for back pay. As at June 30, 2005, we owed $152,245 to the employees for the premium.

Limited public market, possible volatility of share price

Our common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol "BZET." As of August 1, 2005, there were 40,507,805 shares of common stock outstanding (shares issued less the shares in the treasury), although a significant portion thereof is not publicly traded. There can be no assurance that a trading market for our common stock will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by us or our competitors, failure to meet securities analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of our stock price.

Application of Critical Accounting Policies

Impairment of long-lived assets

At June 30, 2005, we had $192,311 of capitalized patent costs. In assessing the recoverability of our patents, we have made assumptions regarding estimated future cash flows and other factors relating to the use of our patents to determine the fair value of the respective assets. If our estimates or their related assumptions change in the future, we may be required to record additional charges for these assets not previously recorded. The patent amortization charge for the three ended June 30, 2005 and June 30, 2004, was $9,398 for both the quarters, and for the six months ended June 30, 2005 and June 30, 2004, it was $18,796 for both the periods. Subsequent impairment losses, if any, will be reflected in operating income in our statement of operations.

Valuation of deferred tax assets

In assessing the realizability of deferred tax assets, we have considered whether it is more likely than not that some portion, or all, of deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At June 30, 2005 and 2004, we have made full provision for our deferred tax assets due to our continued operating losses and inability to assess the likelihood of generating sufficient future taxable income to realize such benefits. Substantially all of our net operating loss carryforwards are subject to limitation and may expire unutilized.

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

Item 3.  CONTROLS AND PROCEDURES

Dr. David Long, our chief executive officer, and John Stephens, our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as they existed at June 30, 2005. Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of June 30, 2005 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), the Company's Chairman and Chief Financial Officer, also conducted an evaluation of Biofield's internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During the preparation of the Company's financial statements as of and for the quarter ended June 30, 2005, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, the Company has initiated the changes in internal control, to the extent possible given limitations in financial and manpower resources, also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

Set forth below is certain information concerning all sales made by us of our securities since April 1, 2005 which were not registered under the Securities Act of 1933 and were not previously disclosed by us in our Quarterly Reports or Annual Reports on Form 10-QSB or Form 10-KSB.

In October, 2004, we engaged an investment broker and consultant to obtain financing its operations while waiting for FDA approval by offering shares of Common Stock offshore to non-U.S. citizens in accordance with the provisions of Regulation S at a cost of 50% of the amount of gross capital raised as fees. Under the agreement, the broker bears all the associated marketing and operating costs, and is required to offer the shares at a price per share of not less than $0.05, as amended. Under this arrangement, we received aggregate net proceeds of $10,000 against aggregate issuance of 166,667 shares of Common Stock, at the market price on the date of the sale during the period from April 1, 2005 to August 1, 2005.

On July 13, 2005, we issued 2,068,500 shares of our Common Stock to fulfill part of its commitment under the terms of the $1 million private placement agreement and $379,000 private placement agreement for our default to repay the notes on December 31, 2004 and May 31, 2005, respectively.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our securities holders during the fiscal quarter ended June 30, 2005.

Item 5. Other Information

On August 11, 2005 Biofield announced the termination of discussions for a potential merger or acquisition with Bay Point Group, LLC (BPG). Biofield and BPG entered into a letter of intent for a potential merger on June 28. The letter of intent was terminated as a result of a mutual understanding that a merger would not be in the best interests of the parties at such time.

Item 6. Exhibits and Reports on Form 8-K

         A.       Exhibits

         Exhibit (10) Strategic partnership agreement, by and between Bridgetech
                      Holding International Inc. and Biofield Corp. dated as of July 14, 2005

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

                                       BIOFIELD CORP.

Date: August 15, 2005                  By: /s/ DAVID M. LONG
                                           -------------------------------------
                                           David M. Long, Jr., M.D., Ph.D.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date: August 15, 2005                  By: /s/ JOHN D. STEPHENS
                                           -------------------------------------
                                           John D. Stephens
                                           Senior Vice President and Chief
                                           Operating Officer
                                           (Principal Accounting and Financial
                                           Officer)