Form 10QSB
period 2005-09-30
BIOFIELD CORP \DE\
filed 2005-11-21
CIK 1007018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005


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

            40,507,805 shares of common stock as of November 1, 2005.
            --------------------------------------------------------


Transitional Small Business Disclosure Form    Yes [ ] No [X]

                                 BIOFIELD CORP.

                                   FORM 10-QSB

                                      INDEX



                                                                     Page Number
                                                                     -----------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 2005
          (unaudited) and December 31, 2004                                3

          Consolidated Statements of Operations for the three months and nine months ended September 30, 2005 and 2004 and for
          the period October 16, 1987 (date of inception) through
          September 30, 2005 (unaudited)                                   4

          Consolidated Statements of Stockholders' Equity (Deficit)
          for the period October 16, 1987 (date of inception) through
          September 30, 2005 (unaudited)                                   5

          Consolidated Statements of Cash Flows for the nine months
          ended September 30, 2005 and 2004 and for the period October
          16, 1987 (date of inception) through September 30, 2005
          (unaudited)                                                      9

          Notes to Unaudited Consolidated Financial Statements            12

Item 2.   Management's Discussion and Analysis or Plan of Operation       15

Item 3.   Controls and Procedures                                         21

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                               22
Item 2.   Changes in Securities and Small Business Issuer Purchases
          of Equity Securities                                            22
Item 4    Submission of Matters to a Vote of Security Holders             22
Item 6.   Exhibits and Reports on Form 8-K                                23


SIGNATURES                                                                23

PART I.  FINANCIAL INFORMATION


BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------

                                                             September 30,   December 31,
                                                             ------------    ------------
ASSETS                                                           2005            2004
                                                              (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                  $     10,853    $     33,142
  Inventories                                                          --              --
  Other current assets                                                 --         330,075
                                                             ------------    ------------
      Total current assets                                         10,853         363,217

PROPERTY AND EQUIPMENT - Net                                        2,474           5,676
OTHER ASSETS                                                       20,753          22,753
PATENT AND PATENT APPLICATION - Net                               182,913         211,108
                                                             ------------    ------------
      TOTAL                                                  $    216,993    $    602,754
                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                           $  1,258,294    $  1,082,335
  Accrued expenses                                                581,642         485,313
  Due to affiliate                                                312,701         272,499
  Bank line of credit                                                  --       1,200,000
  Short-term notes payable                                      1,379,000       1,379,000
  Long-term debt - short-term portion                             612,488         552,136
  Advances from stockholder                                     3,406,387       1,807,669
                                                             ------------    ------------
      Total current liabilities                                 7,550,512       6,778,952

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred Stock, $.001 par value;  authorized
    12,300,000 undesignated shares;
    no shares issued or outstanding
  Common Stock, $.001 par value; authorized 60,000,000
    shares; issued 42,813,936 and 36,505,103 shares at
    September 30, 2005 and December 31, 2004, respectively         42,814          36,506
  Treasury stock - 2,306,131 shares                                (3,100)         (3,100)
  Additional paid-in capital                                   64,423,397      63,879,532
  Accumulated deficit during development stage                (71,796,629)    (70,089,136)
                                                             ------------    ------------
    Total stockholders' equity (deficit)                       (7,333,519)     (6,176,198)
                                                             ------------    ------------
  TOTAL                                                      $    216,993    $    602,754
                                                             ============    ============

See notes to unaudited consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------------------
(unaudited)
                                                                                                             Period October 16,
                                                                                                               1987 (Date of
                                                    Three Months Ended              Nine Months Ended        Inception) Through
                                                       September 30,                   September 30,           September 30,
                                                ----------------------------    ----------------------------        2005
                                                    2005            2004            2005            2004        ------------
REVENUE                                         $         --    $         --    $         --    $     10,550    $    135,132
COST OF SALES
  Cost of goods sold                                      --              --              --                          75,447
  Loss on write down of inventory                         --              --              --              --         693,500
                                                ------------    ------------    ------------    ------------    ------------
GROSS PROFIT                                              --              --                          10,550        (633,815)

OPERATING EXPENSES:
  Research and development                                --           3,831              --          10,482      40,481,889
  Selling, general, and administrative               159,468         263,802         747,839         944,154      28,822,400
  Gain on disposition of fixed assets                     --              --              --              --          (8,084)
                                                ------------    ------------    ------------    ------------    ------------
      Total operating expenses                       159,468         267,633         747,839         954,636      69,296,205


OTHER INCOME (EXPENSE):
  Interest income                                         --              --              --              --       2,476,723
  Interest expense and other finance costs:
     Interest expense                               (154,724)        (92,579)       (418,658)       (262,410)     (1,771,534)
     Amortization of shares issued to lenders
        and other finance costs                           --        (491,432)       (605,997)     (1,188,175)     (2,746,894)
  Royalty income and other                            50,000              --          65,000              --         194,845
                                                ------------    ------------    ------------    ------------    ------------
      Net (expense) other income                    (104,724)       (584,011)       (959,654)     (1,450,585)     (1,846,860)
                                                ------------    ------------    ------------    ------------    ------------
LOSS BEFORE INCOME TAXES                            (264,192)       (851,644)     (1,707,493)     (2,394,671)    (71,776,880)
PROVISION FOR INCOME TAXES                                --              --                                         (19,749)
                                                ------------    ------------                                    ------------
NET LOSS                                        $   (264,192)   $   (851,644)   $ (1,707,493)   $ (2,394,671)   $(71,796,629)
                                                ============    ============    ============    ============    ============

NET LOSS PER SHARE:
     Basic and Diluted                          $      (0.01)   $      (0.03)   $      (0.05)   $      (0.08)
                                                ============    ============    ============    ============

WEIGHTED-AVERAGE SHARES
     Basic and Diluted                            39,091,185      32,595,403      37,469,109      31,484,728
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
                                                       ============   =======  ============   ========  ===========
                                                                                                                       (Continued)

See notes to unaudited consolidated financial statements.            (Continued)

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                            Series A           Series B          Series C
                                                        Preferred Stock    Preferred Stock    Preferred Stock      Common Stock
                                                       ------------------- ----------------- ----------------- --------------------
                                                        Shares    Amount    Shares  Amount    Shares   Amount    Shares  Amount
BALANCE AT DECEMBER 31, 2000                                    -       -         -      -           -       -  27,529,609 $ 27,530
  (brought forward)
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- --------
BALANCE AT DECEMBER 31, 2001                                    -       -         -      -           -       -  27,529,609 $ 27,530
Exercise of Common Stock options                                                                                    62,745       63
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss (unaudited)
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- --------
BALANCE AT DECEMBER 31, 2002                                    -       -         -      -           -       -  27,592,354 $ 27,593
Issuance of Common Stock for consulting
  services ($0.30 per share, net)                               -       -         -      -           -       -      50,000       50
Issuance of Common Stock for consulting
  services ($0.32 per share, net)                                                                                  468,749      468
Issuance of Common Stock for consulting
  services ($0.11 per share, net)                                                                                  275,000      275
Issuance of Common Stock as incentive for
  funding by issue of notes ($0.25 per share net)                                                                3,187,500    3,188
Common Stock (410,358 shares) to be issued
  for interest accrued on stockholder's advances
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- --------
BALANCE AT DECEMBER 31, 2003                                    -       -         -      -           -       -  31,573,603 $ 31,574
Issuance of Common Stock as incentive for
 funding by issue of notes ($0.25 per share net)                                                                 1,812,500    1,813
Issuance of Common Stock as incentive for
 funding by issue of notes ($0.31 per share net)                                                                 1,895,000    1,895
Sale of Common Stock ($0.10 per share)                                                                           1,224,000    1,224
Common Stock (286,421 shares) to be issued
  for interest accrued on stockholder's advances
Accrual of 2,500,000 shares of Common Stock
  due on payment default on notes payable
Memorandum entry to record as expense for
   honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- --------
BALANCE AT DECEMBER 31, 2004                                    -       -         -      -           -       -  36,505,103 $ 36,506

Sale of Common Stock ($0.05 to $0.10 per share)                                                                  3,240,333    3,240
Common Stock (1,502,272 shares) to be issued                                                                                      -
  for interest accrued on stockholder's advances
Issue of shares of Common Stock due on payment
  default on notes payable                                                                                         568,500      568
Issue of shares of Common Stock due on payment
  default on notes payable previously credited to APIC                                                           2,500,000    2,500
Memorandum entry to record as expense for                                                                                         -
   honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)

BALANCE AT SEPTEMBER 30, 2005                                   -       -         -      -           -       -  42,813,936 $ 42,814
                                                       ==========  ======  ========  =====  ========== =======  ========== ========


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                  Deficit
                                                                                Accumulated   Foreign
                                                        Additional                 During     Currency                  Total
                                                         Paid-In     Treasury   Development  Translation            Comprehensive
                                                         Capital       Stock       Stage      Adjustment    Total        Loss
                                                       ------------ ---------- ------------- ----------- ---------- -------------
BALANCE AT DECEMBER 31, 2000                             60,761,167    (3,100) $(58,950,445)         -    1,835,152
  (brought forward)
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Net loss                                                                         (2,238,687)             (2,238,687)
Total comprehensive income (loss)                                                                                    $ (2,238,687)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2001                             60,861,167    (3,100)  (61,189,132)         -     (303,535)
Exercise of Common Stock options                             15,623                                          15,686
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Net loss                                                                         (2,888,789)             (2,888,789)
Total comprehensive income (loss)                                                                                    $ (2,888,789)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2002                           $ 60,976,790   $(3,100) $(64,077,921)  $      -  $(3,076,638)

Issuance of Common Stock for consulting
  services ($0.30 per share, net)                            14,950                                          15,000
Issuance of Common Stock for consulting
  services ($0.32 per share, net)                           149,532                                         150,000
Issuance of Common Stock for consulting
  services ($0.11 per share, net)                            29,975                                          30,250
Issuance of Common Stock as incentive for
 funding by issue of notes ($0.25 per share net)            793,687                                         796,875
Common Stock (410,358 shares) to be issued
  for interest accrued on stockholder's advances            102,386                                         102,386
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Net loss                                                                         (2,164,698)             (2,164,698)
Total comprehensive income (loss)                                                                                    $ (2,164,698)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2003                           $ 62,167,320  $ (3,100) $(66,242,619)  $      -  $(4,046,825)
                                                       ============   =======  ============   ========  ===========
Issuance of Common Stock as incentive for
 funding by issue of notes ($0.25 per share net)            451,312                                         453,125
Issuance of Common Stock as incentive for
 funding by issue of notes ($0.31 per share net)            585,555                                         587,450
Sale of Common Stock ($0.10 per share)                      160,601                                         161,825
Common Stock (286,421 shares) to be issued
  for interest accrued on stockholder's advances             64,743                                          64,743
Accrual of 2,500,000 shares of Common Stock
  due on payment default on notes payable                   350,000                                         350,000
Memorandum entry to record as expense for
   honorary services rendered by a shareholder              100,000                                         100,000
Net loss                                                                         (3,846,517)             (3,846,517)
Total comprehensive income (loss)                                                                                    $ (3,846,517)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2004                           $ 63,879,531  $ (3,100) $(70,089,136)  $      -  $(6,176,200)

Sale of Common Stock ($0.05 to $0.10 per share)             382,177                                         385,417
Common Stock (1,502,272 shares) to be issued                                                                      -
  for interest accrued on stockholder's advances             61,332                                          61,332
Issue of shares of Common Stock due on payment
  default on notes payable                                   27,857                                          28,425
Issue of shares of Common Stock due on payment
  default on notes payable previously credited to APIC       (2,500)                                              -
Memorandum entry to record as expense for                                                                         -
   honorary services rendered by a shareholder               75,000                                          75,000
Net loss                                                                         (1,707,493)             (1,707,493)
Total comprehensive income (loss)                                                                                 -  $ (1,707,493)

BALANCE AT SEPTEMBER 30, 2005                          $ 64,423,397  $ (3,100) $(71,796,629)  $      -  $(7,333,518)
                                                       ============  ========  ============   ========  ===========


See notes to unaudited consolidated financial statements.            (Concluded)

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------------------
(unaudited)                                                                                                   Period October 16,
                                                                                     Nine months ended          1987 (Date of
                                                                                        September 30,         Inception) Through
                                                                                ----------------------------    September 30,
OPERATING ACTIVITIES                                                                 2005            2004           2005
                                                                                                                ------------
  Net loss                                                                      $ (1,707,493)   $ (2,394,671)   $(71,796,629)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                     31,397          34,004       2,749,803
    Amortization of premiums on short-term investments                                                               156,692
    Amortization of deferred financing costs                                         330,075       1,188,175       2,054,195
    Loss on disposal of property and equipment                                                                       194,102
    Loss on license and settlement agreements                                                                         49,026
    Loss on abandonment of patent applications                                                                       303,234
    Loss on inventory write-down                                                                                     693,500
    Commission & discount on sale of shares of Common Stock                                                           96,919
    Loan repayment default payable in shares of Common Stock                          28,425                         378,425
    Vendor settlements                                                                                               (77,257)
    Noncash compensation                                                              75,000          75,000       3,483,451
    Gain from disposition of fixed assets                                                                           (159,473)
    Interest paid in Common Stock                                                     61,332          47,955         525,609
    Consultancy fees paid in Common Stock                                                                            195,250
    Changes in assets and liabilities:
       Accounts receivable                                                                                                --
       Inventories                                                                                                  (693,500)
      Other current assets                                                                            (1,500)             --
      Other assets                                                                     2,000          79,402        (132,582)
      Due to affiliate                                                                40,202          55,356         312,701
      Accounts payable and accrued expenses                                          272,286         (77,571)      1,897,018
                                                                                ------------    ------------    ------------
          Net cash used in operating activities                                     (866,776)       (993,850)    (59,769,516)
                                                                                ------------    ------------    ------------
INVESTING ACTIVITIES
  Acquisitions of property and equipment                                                              (5,284)     (2,610,691)
  Costs incurred for patents and patent applications                                                                (782,527)
  Proceeds from sale of property and equipment                                                                       294,748
  Purchases of short-term investments                                                                            (26,476,638)
  Proceeds from sale and maturity of short-term investments                               --              --      26,406,378
                                                                                ------------    ------------    ------------
          Net cash used in investing activities                                           --          (5,284)     (3,168,730)
                                                                                ------------    ------------    ------------
FINANCING ACTIVITIES
  Repayments of capitalized lease obligations                                                                        (82,234)
  Proceeds from issuance of Series A Preferred Stock - net                                                         8,413,490
  Proceeds from issuance of Series B Preferred Stock - net                                                         1,947,631
  Proceeds from issuance of Series C Preferred Stock - net                                                        11,980,771
  Proceeds from issuance of Common Stock and Common Stock warrants - net             385,417                      33,473,529
  Proceeds from exercise of Common Stock options and Common Stock warrants                                           298,546
  Proceeds from issuance of notes payable                                                 --         707,144       1,379,000
  Notes financing costs                                                                   --         (83,502)       (216,744)
  Net bank borrowings (repayments) under a line of credit                                                          1,200,000
  Advances from stockholder and related party                                        459,070           7,676       2,268,174
  Repayments of advances from stockholder                                                                           (145,000)
  Repurchases of Common Stock held in treasury                                                                        (3,100)
  Proceeds from notes payable issued to stockholder and related party                     --              --       2,546,533
                                                                                ------------    ------------    ------------
          Net cash provided by financing activities                                  844,487         631,318      63,060,596
                                                                                ------------    ------------    ------------
    NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (22,289)       (367,816)        122,350
    EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                                    (111,497)

  CASH AND CASH EQUIVALENTS:
    BEGINNING OF PERIOD                                                               33,142         369,332
                                                                                ------------    ------------    ------------
    END OF PERIOD                                                               $     10,853    $      1,516    $     10,853
                                                                                ============    ============    ============

See notes to unaudited consolidated financial statements                                                         (continued)

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------------------
(unaudited)
                                                                                                               Period October 16,
                                                                                                                 1987 (Date of
                                                                                           September 30,       Inception) Through
                                                                                    ---------------------------   September 30,
                                                                                        2005           2004           2005
                                                                                                                  ------------
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for interest                                          $     92,507   $     75,585   $    857,003
                                                                                    ============   ============   ============

SUPPLEMENTAL SCHEDULE FOR NONCASH
  INVESTING AND FINANCING ACTIVITIES:

  Acquisition of property and equipment under capital lease transactions                                          $     82,234
--------------------------------------------------------------------------------                                  ============

  During the fiscal year ended March 31, 1994, the Company issued 222,222 shares of Series A Preferred Stock in exchange for an aggregate of
    $1 million in notes payable to a principal stockholder and a former Director:
    Notes payable                                                                                                 $  1,000,000
                                                                                                                  ------------
    Issuance of Series A Preferred Stock                                                                          $  1,000,000
--------------------------------------------------------------------------------                                  ============

  At inception, the Company acquired the rights to a patent and assumed certain liabilities in exchange for 235,294 shares of Common Stock, as follows:
    Fair value of patent acquired                                                                                 $    112,732
    Liabilities assumed                                                                                                112,432
                                                                                                                  ------------
    Issuance of Common Stock                                                                                      $        300
--------------------------------------------------------------------------------                                  ============

  Pursuant to a license and settlement agreement with respect to an acquired patent (see above) the Company reacquired during the year ended March 31,
    1991 its 235,294 shares of Common Stock issued in connection with the acquired patent, which was retired during the year end March 31, 1992:
    Remaining carrying value of patent on date of
      license and settlement agreement                                                                            $     49,326
    Common Stock returned to the Company                                                                                   300
                                                                                                                  ------------
    Loss on Settlement                                                                                            $     49,026
--------------------------------------------------------------------------------                                  ============

  During the fiscal year ended March 31, 1992, the Company exchanged 431,372 shares of Common Stock for notes, debt and accrued interest payable to a principal stockholder:
    Notes payable                                                                                                 $     96,660
    Debt                                                                                                               854,873
    Accrued interest                                                                                                   297,148
                                                                                                                  ------------
    Issuance of Common Stock                                                                                      $  1,248,681
--------------------------------------------------------------------------------                                  ============

  During the fiscal year ending December 31, 2003, the Company exchanged 793,749 shares of Common Stock for services rendered by consultants:
    Fair value of services rendered                                                                               $    195,250
                                                                                                                  ------------
    Issuance of Common Stock                                                                                      $    195,250
--------------------------------------------------------------------------------                                  ============

  During the fiscal year ending December 31, 2003, the Company transferred accrued interest on advances from a stockholder to be exchanged for 410,358 shares of Common Stock:
    Accrued interest                                                                                              $    102,386
                                                                                                                  ------------
    Issuance of Common Stock                                                                                      $    102,386
--------------------------------------------------------------------------------                                  ============

  During the fiscal year ending December 31, 2003, the Company issued 3,187,500 shares as incentive for notes payable secured under a private placement funding:
    Fair value of Finance costs                                                                                   $    796,875
                                                                                                                  ------------
    Issuance of Common Stock                                                                                      $    796,875
--------------------------------------------------------------------------------                                  ============

See notes to consolidated financial statements                                                                     (Continued)

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------------------
(unaudited)
                                                                                                              Period October 16,
                                                                                                                1987 (Date of
                                                                                          September 30,       Inception) Through
                                                                                   ---------------------------   September 30,
                                                                                       2005           2004           2005
                                                                                                                 ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  During the fiscal year ended December 31, 2004, 3,707,500 (March 31, 2004,
   1,812,500) shares of Common Stock were issued as incentive for funds secured against notes payable under a private placement funding:
    Fair value of Finance costs                                                                   $    453,125   $  1,040,575
                                                                                                  ------------   ------------
    Issuance of Common Stock                                                                      $    453,125   $  1,040,575
--------------------------------------------------------------------------------                  ============   ============
  During the fiscal year ended December 31, 2004, the Company transferred accrued interest on advances from a principal stockholder to Additional
   Paid-In Capital account to be exchanged for 286,421 shares (March 31, 2004,
   29636) of Common Stock:
    Accrued interest                                                                              $     15,707   $     31,414
                                                                                                  ------------   ------------
    Issuance of Common Stock                                                                      $     15,707   $     31,414
--------------------------------------------------------------------------------                  ============   ============

  During the fiscal year ended December 31, 2004, 2,500,000 shares of Common
    Stock due as penalty for non-payment of notes payable on maturity were accrued, and subsequentlt issued in August, 2005:
    Fair value of Finance costs                                                                                  $    350,000
                                                                                                                 ------------
    Issuance of Common Stock                                                                                     $    350,000
--------------------------------------------------------------------------------                                 ============

  During the quarter ended March 31, 2005, the Company transferred accrued interest on advances from a principal stockholder to Additional Paid-In
    Capital account to be exchanged for 312,842 shares of Common Stock:
    Accrued interest                                                               $     18,771                  $     18,771
                                                                                   ------------                  ------------
    Issuance of Common Stock                                                       $     18,771                  $     18,771
--------------------------------------------------------------------------------   ============                  ============

  During the quarter ended June 30, 2005, the Company transferred accrued interest on advances from a principal stockholder to Additional Paid-In
    Capital account to be exchanged for 627,033 shares of Common Stock:
    Accrued interest                                                               $     20,065                  $     20,065
                                                                                   ------------                  ------------
    Issuance of Common Stock                                                       $     20,065                  $     20,065
--------------------------------------------------------------------------------   ============                  ============

  During the quarter ended June 30, 2005, 568,500 shares of Common Stock due as penalty for non-payment of notes payable on maturity were accrued, and subsequently issued in August, 2005:
    Fair value of Finance costs                                                    $     28,425                  $     28,425
                                                                                   ------------                  ------------
    Issuance of Common Stock                                                       $     28,425                  $     28,425
--------------------------------------------------------------------------------   ============                  ============

  During the quarter ended June 30, 2005, a principal shareholder and his associates repaid the Company's line of credit and the debt is reflected in the financial statements as advances from stockholder:
    Value of non-cash transfer of the Company's debt                               $  1,200,000                  $  1,200,000
--------------------------------------------------------------------------------   ============                  ============

  During the quarter ended September 30, 2005, the Company transferred accrued interest on advances from a principal stockholder to Additional Paid-In
    Capital account to be exchanged for 562,392 shares of Common Stock:
    Accrued interest                                                               $     22,496                  $     22,496
                                                                                   ------------                  ------------
    Issuance of Common Stock                                                       $     22,496                  $     22,496
--------------------------------------------------------------------------------   ============                  ============

See notes to unaudited consolidated financial statements                                                          (Concluded)

BIOFIELD CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. GOING CONCERN BASIS OF ACCOUNTING - As shown in the accompanying financial statements, Biofield Corp. (the "Company") continues to incur significant losses. As of September 30, 2005, the Company had $11,000 in current assets against current liabilities of $7553 million, and its total liabilities exceeded its total assets by $7.33 million. These factors raise substantial doubt about the Company's ability to continue as a going concern.

  During 2002, the Company financed its operations almost entirely with $1,750,000 of borrowings obtained from, or with the assistance of, Dr. David M. Long, Jr., M.D., Ph.D., its Chairman, Chief Executive Officer and principal stockholder ("Dr. Long"), and certain of his affiliates.

  In the first quarter of 2003, the Company instituted a cost reduction program that included lowering salaries of its six then current employees and some of its consultants, minimizing use of outside consultants, arranging with its employees and a consultant to accept options to acquire the Company's Common Stock for a portion of their services, and limiting its marketing activities. In January 2003, Dr. Long advanced $475,000 to enable the Company to meet its then projected minimum financial requirements. As of September 30, 2005, the aggregate amount due to Dr. Long and his affiliates, including advances made by him, liability for a three-year promissory note amounting to $450,000 and interest accrued on all the debts due to him, is $4,018,875, and is also entitled to receive 2,485,472 shares of the Company's Common Stock for interest due up to September 30, 2005 on an advance of $1,050,000 made by him in 2003.

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

  In October 2003, the Company entered into an agreement with a placement agent for assistance in obtaining short-term bridge financing agreement of up to $700,000 (subsequently increased to $1 million) in a private placement on a best effort basis. In December 2003, the Company received gross proceeds of $637,500 against issuance of $637,500 principal amount of notes payable and 3,187,500 shares of Common Stock, at a cost of $796,875 which was amortized over 365 days. Additionally, the Company made cash payments of $129,807 for financing costs that was also amortized over the same period.

  During January and February 2004, the Company received further gross proceeds of $362,500 and issued an additional $362,500 of notes payable and 1,812,500 shares of Common Stock, at a cost of $453,125 which was amortized over the remaining 365 days since the initial sale in December 2003. Additionally, the Company made cash payments of $46,038 for financing costs that are also amortized over the same period.

  On May 3, 2004, the Company signed a similar agreement with the same placement agent to secure further short-term bridging finance of up to $800,000. Under the new agreement, the Company sold $329,000 of its securities it was closed on August 30, 2004. The Company received gross proceeds of $100,000, $154,000 and $75,000 against aggregate issuance of $329,000 principal amount of notes payable and 1,645,000 shares of Common Stock, at a cost of $509,950 on June 1, 2004, July, 2004 and August, 2004, respectively The value of Common Stock which was amortized over the period of the notes all of which expired on May 31, 2005. Additionally, the Company made cash payments of $35,900 for financing costs that were also amortized over the same period.

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

  The Company defaulted on paying the $1 million of notes due on December 31, 2004 and on the $379,000 of notes due on May 31, 2005. The Company is obliged to issue 2.5 million shares and 568,500 shares of the Company's common stock for the non-payment defaults on $1 million and $379,000 notes, respectively. On July 13, 2005, the Company issued 2,068,500 shares of its Common Stock and, on August 29, 2005, it issued the balance of 1,000,000 shares to fulfill its commitment.

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

  On October 13, 2004, the Company engaged an investment broker and consultant to obtain financing its operations while waiting for FDA approval by offering the Company shares of Common Stock to non-U.S. citizens overseas investors in accordance with the provisions of Rule 903 or Rule 904 of Regulation S or pursuant to registration of the securities under the Securities Act of 1933 at a cost of 50% of the amount of gross capital raised as fees. Under the agreement, the broker bears all the associated marketing and operating costs, and is required to offer the shares at a price per share of not less than $0.10. Under this arrangement, the Company received aggregate gross proceeds of $123,400 against aggregate issuance of 1,224,000 shares of Common Stock, at an aggregate discount of $38,425 over the market price on the date of the sale during the period from October 29, 2004 to December 31, 2004. From January 1, 2005 to March 31, 2005, the Company received net proceeds of $285,251 against aggregate issuance of approximately 3.07 million shares of Common Stock at prices ranging from $0.05 to $0.10 per share and 50% agent's fees of $90,167. From April 1, 2005 through August 1, 2005, the Company received aggregate gross proceeds of $10,000 against issuance of 166,667 shares of Common Stock at $0.06 per share and 50% agent's fees of $5,000.

  On August 1, 2005, the company signed a partnership agreement with Bridgetech Holdings International, Inc., a company focused on maximizing the potential of emerging healthcare products and services in the U.S. and Asian markets. The agreement requires Bridgetech to make a $50,000 upfront payment and to purchase five CE devices from the company in the amount of $20,250 to be used to begin clinical testing to obtain regulatory approvals to market and distribute the Biofield Device in the People's Republic of China (the "PRC"), the Hong Kong Special Administrative Region of the PRC, the Republic of China ("Taiwan"), Vietnam and Singapore.

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

  The Company has depleted all its cash resources and the Company had to let go all its employees, except the Chief Operating Officer and Chief Executive Officer, who does not receive any remuneration for his services. Since the employees' departure and up to November 1, 2005, the Company has been able and has relied on past employees' services on a consultancy basis when funds are available as it is unable to pay their salaries on a regular basis. As at September 30, 2005, the Company owes $172,245 in back pay and accrued interest to the past employees.

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

  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as at December 31, 2004, and the footnotes thereto which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

3. CONSOLIDATED FINANCIAL STATEMENTS - The consolidated financial statements include the accounts of the Company and Biofield International, Inc. All intercompany transactions and balances have been eliminated in consolidation.

4. NET LOSS PER SHARE - The basic and diluted loss per share is computed based on the weighted average number of common shares outstanding. Common equivalent shares totaling 5,732,669 are not included in the share calculations since the effect of their inclusion would be antidilutive.

5. STOCK-BASED EMPLOYEE COMPENSATION - At September 30, 2005, the Company had three stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                 Three months ended                            Nine months ended
                                        September 30, 2005    September 30, 2004    September 30, 2005    September 30, 2004
                                        ----------------------------------------    -----------------------------------------
    Net loss, as reported               $         (264,192)   $         (851,644)   $       (1,707,493)   $       (2,394,671)
    Add: Total stock-based
      employee compensation
      expense determined under
      fair value based method for
      all awards, net of related tax
      effects                                           --                (1,415)                   --                (4,245)
                                        ------------------    ------------------    ------------------    ------------------
    Pro forma net loss                  $         (264,192)   $         (853,059)   $       (1,707,493)   $       (2,398,916)
                                        ==================    ==================    ==================    ==================

    Earnings per share:
    Basic and diluted loss per share:
      As reported                       $            (0.01)   $            (0.03)   $            (0.05)   $            (0.08)
      Pro forma                         $            (0.01)   $            (0.03)   $            (0.05)   $            (0.08)
                                        ==================    ==================    ==================    ==================

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

  As a development stage company, we have incurred net losses since inception through September 30, 2005 of approximately $71.8 million. At September 30, 2005, the only current asset we had was $10,853 cash against current liabilities of $7.6 million. Our total liabilities exceeded our total assets by approximately $7.3 million. These factors raise substantial doubt about our ability to continue our operations without obtaining immediate funding.

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

  On December 4, 2003, we sold $300,000 of our securities in the first tranche of the placement. The remaining tranches of $337,500, $250,000 and $112,500 closed on December 29, 2003, January 21, 2004 and February 20, 2004, respectively. $100,000 principal amount of our 12% promissory Notes and 500,000 shares of our common stock were issued for each $100,000 received and we issued to the placement agent five-year warrants to purchase an aggregate of 500,000 shares of our common stock at a purchase price of $0.20 per share. The Notes became due and payable on December 31, 2004. The Notes provide by their terms that if the Notes are not paid by December 31, 2004 (i) we are obligated to issue an additional 250,000 shares of common stock for each $100,000 principal amount of notes, and (ii) the Notes thereafter bear interest at 1.5% per month. Accordingly, we are obligated to issue to the note-holders a total of 2,500,000 shares of our Common Stock, and in August 8, 2005, we issued the shares towards this obligation. Until the Notes are repaid, the holders have the right to participate in any offering by us of our equity securities (including of convertible debt) by using the Notes (and accrued interest thereon) to acquire the equity securities at a 25% discount from the offering price (and if the offering is of convertible debt to acquire such debt at face with the conversion feature at a 25% discount). In March 2004, we submitted our application for 510(k) clearance to KEMA for review prior to formal submission to the FDA. Kema subsequently recommended to the FDA that our diagnostic device be approved. In November, 2004, we submitted our application for formal submission to the FDA to approve our device.

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

  On May 3, 2004, we entered into another agreement (with the placement agents who helped us secure $1 million in December 2003) to seek additional short-term bridge financing of up to $800,000 on identical terms and conditions as the December 2003 offering. Under the new agreement, we sold $100,000 of our securities in the first tranche of the placement and further tranches of $154,000 and $75,000 of our securities on July 1, 2004 and August 5, 2004, respectively. The subscription for the placement was closed after sale of $329,000 of our securities under this placement on August 30, 2004. The registration statement for these securities and securities sold under the first placement of $1 million were filed for registration on September 14, 2004 and were declared effective by the Securities and Exchange Commission on September 30, 2004. The Notes are due and payable on the earlier of the date that we receive gross proceeds aggregating at least $3.5 million from the sale of our debt and equity securities (for which purpose, all such sales within a six month period would be aggregated) or May 31, 2005. The Notes became due and payable on May 31, 2005. The Notes provide by their terms that if the Notes are not paid by May 31, 2005 (i) we are obligated to issue an additional 150,000 shares of common stock for each $100,000 principal amount of notes, and (ii) the Notes thereafter bear interest at 1.5% per month. Accordingly, in August, 2005, we issued 568,500 shares of our Common Stock towards this obligation. Until the Notes are repaid, the holders have the right to participate in any offering by us of our equity securities (including of convertible debt) by using the Notes (and accrued interest thereon) to acquire the equity securities at a 25% discount from the offering price (and if the offering is of convertible debt to acquire such debt at face with the conversion feature at a 25% discount).

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

  On August 1, 2005, we signed a partnership agreement with Bridgetech Holdings International, Inc., a company focused on maximizing the potential of emerging healthcare products and services in the U.S. and Asian markets. The agreement requires Bridgetech to make a $50,000 upfront payment and to purchase five CE devices from the company in the amount of $20,250 to be used to begin clinical testing to obtain regulatory approvals to market and distribute the Biofield Device in the People's Republic of China (the "PRC"), the Hong Kong Special Administrative Region of the PRC, the Republic of China ("Taiwan"), Vietnam and Singapore.

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

  At September 30, 2005, we had a working capital deficiency of $7,539,659, an increase of $1,123,924 from December 31, 2004. Our cash and cash equivalents were $10,853 at September 30, 2005, as compared to 33,142 at December 31, 2004.

  At September 30, 2005, and December 31, 2004, we had no value on the balance sheet for the inventory as we decided to make full provision for all the items in our inventory.

  During the nine months ended September 30, 2005, our operating activities utilized $866,776 of net cash and our financing activities provided $844,487 of net cash, $385,417 of which represented net cash proceeds from sale of common stock and $459,070 represented advances from Dr. David Long and certain of his affiliates. During the nine months ended September 31, 2004, our operating activities utilized $993,850 of net cash, our investing activities utilized $5,284 and our financing activities provided $631,318 of net cash, $623,642 of which represented the net cash proceeds notes issued in our $1 million private placement.

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

Results of Operations

Comparison of the Unaudited Three Months Ended September 30, 2005 (the "2005
----------------------------------------------------------------------------
Quarter") with the Unaudited Three Months Ended September 30, 2004 (the "2004
-----------------------------------------------------------------------------
Quarter")
---------

  We did not sell any of our products in the 2005 or 2004 Quarter.

  We did not incur and research and development expenses in the 2005 Quarter; in the 2004 Quarter, we spent $3,831 on research and development.

   Selling, general and administrative expenses decreased by $104,334, or 40%, to $159,468 in the 2005 Quarter from $263,802 in the 2004 Quarter. Costs associated with personnel and independent contractors reduced by approximately $67,000 as we were forced to reduce our activities due to lack of funds.

   We had net interest expense of $154,724 in the 2005 Quarter, compared to $92,579 in the 2004 Quarter, an increase of $62,145, or 67%, due to additional interest charges on increased borrowings.

   We did not incur and other finance costs and amortization charges in the 2005 Quarter. In the 2004 Quarter, we had amortization charge relating to the private placements of $491,432.reduced by approximately $152,000 in the 2005 Quarter.

   We received, in the 2005 Quarter, $50,000 for assisting in setting up distribution and marketing operations for our new distributor in Asia. . We had no other income in the 2004 Quarter.

  As a result of the foregoing, we incurred a net loss of $264,192 in the 2005 Quarter, compared to a net loss of $851,644 in the 2004 Quarter, a decrease of $587,452, or 69%.

Comparison of the Unaudited Nine Months Ended September 30, 2005 (the "2005
---------------------------------------------------------------------------
Period") with the Unaudited Nine Months Ended September 30, 2004 (the "2004
---------------------------------------------------------------------------
Period")
--------

  We did not sell any of our products in the 2005 Period. We generated revenue of $10,550 from the sale of a device to a distributor in the 2004 Period.

  In the 2005 Period, we did not incur any cost of sales as we did not sell any products. In the 2004 Period, as we sold a device against which we had made a full provision, we did not have any cost of sales charge against this sale.

  We did not incur any research and development expenditure in the 2005 Period compared to $10,482 spent in the 2004 Period.

   Selling, general and administrative expenses decreased by $196,315, or 21%, to $747,839 in the 2005 Period from $944,154 in the 2004 Period. The costs associated with personnel and independent contractors reduced by approximately $200,000 as we were forced to reduce our activities due to lack of funds. These savings were partly off set by increase in legal costs of approximately $120,000 for various consultations relating to FDA and SEC matters and for drafting and reviewing new financing agreements.

   We had net interest expense of $418,658 in the 2005 Period, compared to $262,410 in the 2004 Period, an increase of $156,248, or 60%, due to additional interest charges on increased borrowings.

   Other finance costs and amortization charges reduced by $582,178, or 49% to $605,997 in the 2005 Period. No amortization charges were recorded in the third quarter of 2005 compared to $491,432 charged in the 2004 Quarter as the costs were fully amortized over the terms of the notes which had ended in December 2004 and May 2005 for the $1 million and the $329,000 private placements, respectively.

   We received, in the 2005 Period, $50,000 for assisting in setting up distribution and marketing operations for our new distributor in Asia, and $15,000 in royalty income on settlement of our claim for patent infringement in the 2005 Period. We had no other income in the 2004 Period.

  As a result of the foregoing, we incurred a net loss of $1,707,493 in the 2005 Period, compared to a net loss of $2,394,671 in the 2004 Period, a reduction in loss of $687,178, or 29%.


Acquisition or Disposition of Plant and Equipment

  We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We do not anticipate the acquisition of any significant property, plant or equipment during the next twelve months, other than leasehold improvements, computer equipment and peripherals used in our day-to-day operations.

Number of Employees

  As of October 31, 2005, we had two full-time employees, our chief executive officer and our chief operating officer. Both employees are involved all aspects of our business and operations, including data management supervision of research and development activities, management, manufacturing supervision, product development and financial and administrative functions. In addition, when needed, we use the services of our past employees and an independent marketing consultant, and two other consultants who assist us with regulatory work. Due to a lack of financial resources during 2003, we deferred compensation due our employees for six months (and agreed to pay a 100% percent premium on such deferred compensation) and we reduced our employee compensation for four months (and issued options under our 1996 Stock Option Plan in an attempt to make up for such shortfall). In 2004, we were able to pay the employees' 2003 salary arrears but we still have to pay them the premium for back pay. As at September 30, 2005, we owed $152,245 to the employees for the premium.

Limited public market, possible volatility of share price

  Our common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol "BZET." As of November 1, 2005, there were 40,507,805 shares of common stock outstanding (shares issued less the shares in the treasury), although a significant portion thereof is not publicly traded. There can be no assurance that a trading market for our common stock will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by us or our competitors, failure to meet securities analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of our stock price.

Application of Critical Accounting Policies

Impairment of long-lived assets

   At September 30, 2005, we had $182,913 of capitalized patent costs. In assessing the recoverability of our patents, we have made assumptions regarding estimated future cash flows and other factors relating to the use of our patents to determine the fair value of the respective assets. If our estimates or their related assumptions change in the future, we may be required to record additional charges for these assets not previously recorded. The patent amortization charge for the three ended September 30, 2005 and September 30, 2004, was $9,398 for both the quarters, and for the nine months ended September 30, 2005 and September 30, 2004, it was $28,195 for both the periods. Subsequent impairment losses, if any, will be reflected in operating income in our statement of operations.

Valuation of deferred tax assets

   In assessing the realizability of deferred tax assets, we have considered whether it is more likely than not that some portion, or all, of deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At September 30, 2005 and 2004, we have made full provision for our deferred tax assets due to our continued operating losses and inability to assess the likelihood of generating sufficient future taxable income to realize such benefits. Substantially all of our net operating loss carryforwards are subject to limitation and may expire unutilized.

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

Item 3.    CONTROLS AND PROCEDURES

  Dr. David Long, our chief executive officer, and John Stephens, our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as they existed at September 30, 2005. Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of September 30, 2005 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

  Changes in Internal Control over Financial Reporting

  As required by Rule 13a-15(d), the Company's Chairman and Chief Financial Officer, also conducted an evaluation of Biofield's internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During the preparation of the Company's financial statements as of and for the quarter ended September 30, 2005, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, the Company has initiated the changes in internal control, to the extent possible given limitations in financial and manpower resources, also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

  Set forth below is certain information concerning all sales made by us of our securities since July 1, 2005 which were not registered under the Securities Act of 1933 and were not previously disclosed by us in our Quarterly Reports or Annual Reports on Form 10-QSB or Form 10-KSB.

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

  On August 4, 2005 and August 29, 2005, we issued 2,068,500 shares and 1,000,000 shares, respectively, of our Common Stock, to fulfill our commitment under the terms of the $1 million private placement agreement and $379,000 private placement agreement for our default to repay the notes on December 31, 2004 and May 31, 2005, respectively.

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

Item 4.  Submission of Matters to a Vote of Security Holders

  No matter was submitted to a vote of our securities holders during the fiscal quarter ended September 30, 2005.

Item 5. Other Information

   None

Item 6. Exhibits and Reports on Form 8-K

     A.   Exhibits

     Exhibit (10) Strategic Partnership Agreement, by and between Bridgetech Holdings International, Inc., and Biofield Corp., dated as of July 14, 2005.

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

                                     BIOFIELD CORP.

Date: November 15, 2005              By: /s/ DAVID M. LONG
                                         ---------------------------------------
                                         David M. Long, Jr., M.D., Ph.D.
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

Date: November 15, 2005              By: /s/ JOHN D. STEPHENS
                                         ---------------------------------------
                                         John D. Stephens
                                         Senior Vice President and Chief
                                          Operating Officer
                                         (Principal Accounting and Financial
                                          Officer)