Form 10KSB
period 2005-12-31
BIOFIELD CORP \DE\
filed 2006-05-30
CIK 1007018

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------
                                   FORM 10-KSB
  (Mark One)
   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

         For the fiscal year ended December 31, 2005

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

            For the transition period from __________ to __________

                         Commission file number 0-27848

                                 BIOFIELD CORP.
                 (Name of small business issuer in its charter)


                       Delaware                           13-3703450
          (State or other jurisdiction of           (I.R.S. employer
           Incorporation or organization)             Identification No.)


             1615 Walnut Street, Third Floor, Philadelphia, PA      19103
                  (Address of principal executive offices)       (Zip Code)

                    Issuer's telephone number: (215) 972-1717

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                                (Title of class)

         Check  whether the issuer is not required to file  reports  pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

          Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X    No     .
         ----     ----

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

         State issuer's revenues for its most recent fiscal year:  $ Nil.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:


         Approximately $1,604,464 based on the closing sale price ($0.05) on April 13, 2006, as reported by The Nasdaq Stock Market, Inc. InfoQuote service furnished by Financial Insight Systems, Inc.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 13, 2006 - 40,836,805 shares of Common Stock.


Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format (check one) Yes __ No X

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

         The Biofield Diagnostic System is intended to be used as an adjunct to physical examination or relevant imaging modalities to provide physicians and patients with immediate and objective information about the probability that a previously identified lesion is malignant or benign, without regard to the size, weight or volume of the lesion. The device currently is intended for palpable breast lesions in women under 55 years of age. We believe that the Biofield Diagnostic System, together with other available clinical information, could reduce diagnostic uncertainty and decrease the number of diagnostic procedures, including surgical biopsies, performed on suspicious breast lesions. In clinical studies, the Biofield Diagnostic System performed statistically better in the clinically difficult subgroup of women 55 years of age and younger, for whom certain diagnostic imaging modalities, such as mammography and ultrasound, are generally considered less effective.

         The Biofield Diagnostic System has not been approved by the U.S. Food and Drug Administration ("FDA") and, therefore, is not available for commercial distribution in the United States. We have obtained a CE mark Certification administered by the European regulatory authorities, which permits us to market the model of our device which has been certified in European Union member countries. At the present time, our marketing activities have been severely curtailed, as our limited cash resources are being utilized almost entirely in connection with the activities necessary to seek FDA approval and to maintain our essential operations. Although we have entered into marketing distribution agreements for Brazil, Italy, the Philippines, Southern Africa and certain South East Asian countries, our sales have been negligible.

           At December 31, 2005, we had a working capital deficiency of $7.8 million which amount has increased since such date. We require an immediate infusion of additional financial resources in order to continue our operations. On March 30, 2006, The MacKay Group, Inc. entered into agreements with Dr. David Long and certain of his affiliates to acquire controlling interest in the Company. The MacKay Group, Inc. intends to aggressively market our device, including, but not limited to, Asia, and intends to inject adequate capital in the business for this purpose.

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

         In December 1997, we received net proceeds of approximately $8.4 million from the sale of an additional 2,867,670 shares of our common stock in a private placement. In connection with the private placement, we also issued an aggregate of 643,639 shares of our common stock in exchange for previously issued warrants. These proceeds, along with other funds previously received during the four years ended December 31, 1998, were utilized for research, and development activities and operating expenses.


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

         Simultaneously with the December 1999 private placement, our Board of Directors was reconstituted. Dr. David Long was appointed as our Chairman and Chief Executive Officer and a director, and all of our other then remaining directors and executive officers resigned. Thereafter, we concentrated our efforts primarily on activities which we believed to be appropriate to assist us in obtaining FDA approval, CE mark Certification to market our device in European Union countries, and related marketing and regulatory activities. In 2000, we engaged outside consultants for our marketing and FDA regulatory activities. In May 2000, we were successful in obtaining CE mark Certification for the then current model of our Biofield Diagnostic System, and were re-certified by ISO-9001 Quality Systems. The CE mark Certification allows us to market the model of our device which has been certified in certain European and other countries that recognize the CE mark. Marketing of our device within the United States is dependent on our obtaining FDA approval, which we have not yet received.

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

         In October 2004, we engaged an investment broker and consultant to obtain financing for our operations while waiting for FDA approval by offering our shares of Common Stock offshore to non-U.S. citizens in accordance with the provisions of Regulation S at a cost of 50% of the amount of gross capital raised as fees. Under the agreement, the broker bears all the associated marketing and operating costs, and is required to offer the shares at a price per share of not less than $0.10. Under this arrangement, we received aggregate gross proceeds of $123,400 against aggregate issuance of 1,224,000 shares of Common Stock, at an aggregate discount of $38,425 over the market price on the date of the sale during the period from October 29, 2004 to December 31, 2004. Additionally, from January 1, 2005 to April 30, 2005, we received aggregate gross proceeds of $295,250 against aggregate issuance of approximately 3.2 million shares of Common Stock at an average price of $0.10 per share and 50% agent's fees of $147,625.

         On August 1, 2005, the Company signed a partnership agreement with Bridgetech Holdings International, Inc., a company focused on maximizing the potential of emerging healthcare products and services in the U.S. and Asian markets. The agreement requires Bridgetech to begin clinical testing to obtain regulatory approvals to market and distribute the Biofield Device in the People's Republic of China (the "PRC"), the Hong Kong Special Administrative Region of the PRC, the Republic of China ("Taiwan"), Vietnam and Singapore. The agreement, which was subject to certain minimum purchase and other requirements which were not met, has since been terminated.

         On March 30, 2006, Dr. David Long ("Dr. Long") and certain of his affiliates (the "Long Group") entered into three agreements with The MacKay Group, Inc. ("MKG"). The agreements provide, among other things, that:

         o MKG will acquire all the shares of Common Stock of the Company presently issued to the Long Group (comprising an aggregate of 8,747,528 shares).

         o Certain members of the Long Group will assign $2 million of the total debt owed them by the Company.

         o For a three year term, MKG will give the Long Group a royalty equal to 1% of net sales of the Company's products MKG generates worldwide;

         o Pursuant to the terms of the Consulting Agreement, Dr. Long or his nominee will remain as a consultant to the Company for a term of three years and receive an annual payment of $60,000 upon each anniversary of the Consulting Agreement; and

         o MKG shall exercise voting rights of any and all shares of the Company's stock in favor of Dr. Long or his nominee remaining on the Board of the Company and all stock options and other benefits to which other Board members are entitled.

         Specifically, at the March 31, 2006 closing, the Long Group transferred all of its shares of common stock presently issued to them in the Company (approximately 17.49% of all shares of Common Stock of the Company on a fully diluted basis or approximately 20.6% of all outstanding shares of Common Stock of the Company issued as of December 31, 2005). Effective March 30, 2006, Dr. Long had intended to remain on the Board so long as his health permitted but he died on April 8, 2006 and his assignee has not been nominated. The other two Board members (Dr. Raymond Long and John Stephens) have resigned, their vacancies being filled by James MacKay (the Chairman of the Board of MKG) and his designee, Michael Yom, thereby giving MKG control of the Company's Board of Directors. Further, as of March 31, 2006, certain members of the Long Group assigned $2 million (comprising principal and accrued interest) of the total debt owed to members of the Long Group by the Company as well as all rights associated with such debt under any note, instrument, agreement or other authorization and under applicable law, under which the debt may be converted into equity of the Company (the "Assigned Debt").

         Pursuant to the agreements, MKG has undertaken to make reasonable best efforts to cause the Company to convert all of the Assigned Debt into shares of Common Stock of the Company at $0.05 per share (the "Converted Shares"). In the event of the conversion of all of the Assigned Debt into shares of Common Stock of the Company, MKG will retain 51% of the Converted Shares plus an additional portion of the Converted Shares so that, together with the shares MKG acquired on March 30, 2006 from the Long Group, MKG would then hold 51% of all the shares of Common Stock issued and outstanding (on a fully-diluted basis) of the Company existing immediately prior to the time of conversion. All shares remaining of the Converted Shares not retained by MKG will be transferred to members of the Long Group, provided that the Long Group agrees to deliver a proxy with respect to all voting rights associated with those remaining shares. If MKG fails to convert the Assigned Debt on or before June 27, 2006 or within another time period mutually agreed by MKG and the Long Group, it is required to re-assign the Assigned Debt to the Long Group. In addition, pursuant to the agreements, to the extent that any other debt owed to the Long Group by the Company is converted into shares of Common Stock, the Long Group agreed to transfer 51% of such shares to MKG. In return for the foregoing restructuring, MKG has agreed to bring in necessary funding and management, move the Company's office to Philadelphia and immediately utilize the contact base of MKG and its principals to bring Company's products to Asia and other markets as quickly as feasible.

         MKG is making these purchases and is being assigned the debt (as well as possibly converting the latter into Company's Common Stock) potentially to gain control of the Company. MKG is not a member of a group relating to the Company.


BREAST CANCER

Background


         Breast cancer is one of the most common cancers among women and, notwithstanding the currently available detection modalities, is the leading cause of death among women aged 35 to 54. According to the American Cancer Society, approximately one in nine women in the United States will develop breast cancer during her lifetime. In 1999, the American Cancer Society estimated that during each year approximately 175,000 new cases of invasive breast cancer among women will be diagnosed in the United States, and that approximately 43,300 women will die as a result of the disease. Early detection of breast cancer is critical. There is widespread agreement that screening for breast cancer, when combined with appropriate follow-up, will reduce mortality from the disease.

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

         In March, 2004, we submitted our application for 510(k) clearance to the notified body, KEMA Registered Quality, Inc. ("KEMA"), for review prior to formal submission to the FDA. KEMA subsequently recommended to the FDA that our diagnostic device is "substantially equivalent to devices marketed in U.S. interstate commerce prior to May 26, 1976, the enactment date of the Medical Device Amendments, or to devices that have been reclassified in accordance with the provision of the Federal Food, Drug, and Cosmetic Act." In November, 2004, we submitted our application for formal submission to the FDA to approve our device. In December, 2004, we received the FDA's response to our 510(k) submission, which reclassified by statute the Biofield Diagnostic System into class III (Premarket Approval) pursuant to Section 513(f) of the Federal Food, Drug and Cosmetic Act (the "Cosmetic Act"). As a result of the FDA's reclassification, we must obtain an approved PMA with the FDA, absent any subsequent reclassification, prior to legally marketing or distributing our device. The basis of the FDA's decision was its determination that the device is not "substantially equivalent to devices marketed in U.S. interstate commerce prior to May 26, 1976, the enactment date of the Medical Device Amendments, or to any devices which have been reclassified into class I (General Controls) or class II (Special Controls) or to another device found to be substantially equivalent through the 510(k) process." The FDA indicated that its decision was also based on our device having "new technological characteristics that could affect safety and effectiveness. In addition, the FDA raised new types of safety and effectiveness questions. For example:

          1) Do rapidly proliferating cells produce a measurable electrical potential that is different from that of normal cells?
          2) If there is a measurable electrical potential difference, is it specific for malignant cells?
          3) Can the measurement be used to differentiate between normal and malignant breast cancers in the human?"

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

         In January, 2005, in accordance with recommended FDA procedure, we submitted a Request for Evaluation of Automatic Class III Designation for the Biofield(R) Breast Proliferation Rate Detection System under ss.513(f)(2) of the Cosmetic Act. In this request, we also addressed the FDA's technological concerns based on information we had previously provided to the FDA. On March 4, 2005 we were notified by the FDA that it had reviewed our petition for reclassification and concluded that we have not demonstrated that the device meets the criteria under section 513(a)(1) of the Federal Food Drug and Cosmetic act (21 U.S.C. 360c(a)(1) for classification into class I or II. Therefore the device is automatically classified in class III requiring approval through a premarket approval (PMA) process. In the event that the FDA clears our device, and if we are successful in obtaining sufficient additional financing, we anticipate commencing our marketing efforts for the device in the United States shortly thereafter. However, due to our very limited financial resources, we will need to obtain substantial additional funding in order to complete our application to the FDA, as well as to sustain our operations during the time our application is being considered by the FDA. In the event that we are unable to secure such funding, we may be compelled to cease operations.

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

         We have not request audit by KEMA and renew CE mark certification for 2005 due to lack of funds. For 2004 and prior years, we had received approval by KEMA to market a version of the Biofield Diagnostic System and our sensors under the CE mark Certification, and this notified body has granted certified ISO-9001 Quality System status for design, production management, sales and distribution of such version of the Biofield Diagnostic System. In order to obtain such approvals, KEMA personnel conducted a detailed review of our technical files and records, and reviewed certain of our medical research files; however, KEMA did not conduct any confirming research and did not comment on our clinical research. At the conclusion of the review, KEMA issued to us a Certificate of Conformity for the product category "electropotentials systems for the diagnosis of epithelial cancers". KEMA did not offer any endorsement of the efficacy of the Biofield Diagnostic System. We will be required to apply for CE recertification for our newly redesigned device, which we intend to do at an appropriate time when adequate long-term funding is obtained.

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

MARKETING AND SALES

General


         As a result of the large number of diagnostic procedures that are performed on suspicious breast tissue in the United States, we intend to focus our marketing efforts on the clinical ability of our device to reduce diagnostic uncertainty and decrease the number of diagnostic tests performed on these suspicious lesions. We believe that the potential market for our device will include physicians involved in the detection and management of breast cancer, including radiologists, gynecologists, general surgeons, breast surgeons and general practitioners, as well as hospitals and clinics. We anticipate that, if the FDA approves our device, we will market our device in the United States through one or more distribution partners. We have not commenced discussions with any potential distribution partner and cannot assure that any discussions that we may have will result in any strategic or other relationship.

         Based on obtaining CE mark Certification for our device, we have been able to market the previous version of our device in the European Union and certain other countries that recognize the CE marking. In December 2001, we signed an exclusive three-year distribution agreement with Trilogy Critical Care
(Pty) Ltd. of Johannesburg, South Africa, a health care distributor in southern Africa, to market and sell our device in South Africa and certain other southern African countries, conditioned on achieving annual minimum sales. In 2002, we signed similar distribution agreements for Italy, South Korea, Republic of the Philippines and Brazil; in 2003, we signed a similar distribution agreement for certain countries in the Middle East and, in 2004, we signed a similar agreement for Malaysia. On August 1, 2005, the company signed a partnership agreement with Bridgetech Holdings International, Inc., a company focused on maximizing the potential of emerging healthcare products and services in the U.S. and Asian markets, particularly to distribute the Biofield Device in the People's Republic of China (the "PRC"), the Hong Kong Special Administrative Region of the PRC, the Republic of China ("Taiwan"), Vietnam and Singapore. Each of our distribution agreements permit us to terminate the distribution arrangement if minimum annual purchases are not made. Except for the initial purchases of demonstration units made under these agreements, no subsequent purchases have been made. Thus, none of the required minimum annual purchases have been made under any of these distribution agreements, thereby entitling us to terminate the agreements. For instance, our agreement with Bridgetech Holding International, Inc. has since been terminated.

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

         In international markets, reimbursement for use of our device in international markets will vary and will be determined on a country-by-country basis. Although we intend to pursue our efforts to obtain reimbursement status in major European markets, we do not yet have a schedule for commencing these efforts, there is no assurance of success, once such efforts are commenced, if at all, and our ability to achieve any significant market penetration may depend upon the availability of third party governmental reimbursement. Initially, we expect that the patient will be responsible for the cost of the procedure.

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

         We have a 1992 royalty agreement with Abel Laboratories, Inc., an affiliate of our former Chairman and Chief Executive Officer, Dr. David Long. Under this agreement, Abel assigned to us all of its rights and interests in all inventions, and technology conceived or developed by it in connection with laboratory services performed by it for us which relate to the use of bioelectronics in the diagnosis, screening or management of disease, infection, ovulation or other bioelectric events. This agreement also provides that Abel is entitled to royalties of 5% of net sales of products incorporating any of these inventions or technology which are embodied in any patent issued to us, during the life of the patent, up to a maximum of $2 million per patent, as well as a portion of the proceeds we may receive from the license of these patents to others. One patent has been issued to us that is covered by this agreement. On March 30, 2006, this agreement was superceded by three agreements entered into by Dr. Long and certain of his affiliates and The MacKay Group, Inc.

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

        On March 30, 2006, the Long Group entered into three agreements with MKG. The agreements provide, among other things, that MKG will give the Long Group a royalty equal to 1% of net sales of the Company's products MKG generates worldwide for a period of three years;


RESEARCH AND DEVELOPMENT

         All of our research and development activities have been related to our core technology and our attempt to commercialize this technology. Since we are still in the development stage, our research and development activities have been substantial, although they have decreased significantly since 1998. Most of our research has been completed and we did not incur any expense for research in 2005.

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

EMPLOYEES


         On March 30, 2006, as part of the agreements signed between the Long Group and MKG, the management of the Company was transferred to MKG. Mr. James MacKay was appointed as the Chairman of the Board and Mr. Michael Yom was appointed as a director and the President of the Company. Previously, we had two full-time employees, our chief executive officer and our chief operating officer. Both employees were involved in all aspects of our business and operations, including data management, supervision of research and development activities, management, manufacturing supervision, product development and financial and administrative functions. In addition, when needed, we used the services of our past employees and an independent marketing consultant, and two other consultants who assisted us with regulatory work. Due to a lack of financial resources during 2003, we deferred compensation due our employees for six months (and agreed to pay a 100% percent premium on such deferred compensation) and we reduced our employee compensation for four months (and issued options under our 1996 Stock Option Plan in an attempt to make up for such shortfall). In 2004, we were able to pay the employees' 2003 salary arrears but we still have to pay them the premium for back pay. As at December 31, 2005, we owed $217,245 to the employees.

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


         On March 30, 2006, MKG took over the management of the Company. Jim MacKay, Chairman of the Board of MKG replaced the now-deceased David Long as the Chairman of our Company and Michael Yom was appointed as President of our Company. John Stephens and Raymond Long resigned as directors of our Company on the same day.

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

We Need to Obtain Financing in Order to Continue Our Operations or We will Cease Operations.

         At March 22, 2006, we virtually have no cash. Since December 2004, we have survived on some funding we obtained from issuance of notes, sale of our shares abroad and advances made by Dr. Long and his affiliates. Our line of credit of $1.2 million, which is secured by personal guarantees from Dr. Long and his affiliates, expired on May 2, 2005 and was repaid by Dr. Long and his affiliates. Furthermore, we were unable to repay the $1 million of 12% promissory notes which we issued in a private placement in December 2003 and January and February 2004, when it became due on December 31, 2004. The $329,000 private placement notes and the $50,000 note to our placement agent, both due on May 31, 2005, also remain unpaid. All the notes will bear interest (until paid) at 1.5% per month after the due dates. We have been seeking long-term financing through investment banking channels for over four years, but have not yet been successful in obtaining adequate financing. Unless such resources timely become available, we will be compelled to cease operations.

We Anticipate Significant Dilution of Our Current Stockholders in Obtaining Necessary Funding

         Our $1 million and $329,000 private placements and our $50,000 note to our placement agent required us to issue (in addition to $1.4 million of short-term notes) an aggregate of approximately 6.9 million shares of our common stock. We also issued 2.5 million shares to the holders of the notes under $1 million private placement for not repaying the notes on December 31, 2004 and 897,500 shares when we defaulted in payment of $329,000 and $50,000 notes on May 31, 2005. Additionally, from October 2004 to April 2005, we sold approximately
4.5 million shares at an average price of $0.10 per shares to investors outside United States. Due to our weak financial position, lack of operating history and inherent risk attached with start-up projects, the cost of obtaining new finance will continue to be very high, and if arrangements involve issuance of shares, the future dilutions could be significant.

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

We Expect to Continue to Incur Significant Operating Losses Which Endangers our Viability as a Going-Concern

         We currently have no established source of operating revenue and have incurred net operating losses since our inception. At December 31, 2005, we had an accumulated deficit of approximately $72 million. These losses have resulted principally from costs incurred in research and development and clinical trials and from general and administrative costs associated with our operations. We expect operating losses to continue, mainly due to the anticipated expenses associated with the pre-market approval process and proposed commercialization of our device, research and development and marketing activities and administration costs. Our continuing losses have caused our independent accountants to qualify their audit report regarding our use of "going concern" basis of accounting in preparation of our 2005 consolidated financial statements.

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

Our Cash Flow Problems Have Caused Us to Be Delinquent in Payments to Vendors and Other Creditors

         Since 1998, our lack of financial resources has caused us to delay payment of our obligations as they became due in the ordinary course of our business. Such delays have damaged some of our vendor and professional relationships, and have caused us to incur additional expenses in the payment of late charges and penalties. As of December 31, 2005, we had a working capital deficiency of $7.8 million and accounts payable, primarily to service providers and vendors, aggregating approximately $1.3 million, substantially all of which are past due. These amounts have increased since December 31, 2005. At December 31, 2005, we also owed our employees approximately $217,245.

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

We Expect to Encounter Difficulty in Hiring Required Personnel and the Loss of any Key Personnel Could Adversely Affect our Operations

         As a small medical technology company, we are heavily dependent upon the talents of key personnel. Due to lack of funding, we are unable to hire permanent employees. We use services of some of the ex-employees as consultants when we have the cash and if they are available to perform the required services. Competition for qualified personnel in the medical device and biotechnology industries is intense and we do not know if we will be successful in our recruitment efforts. If we are unable to attract, and then retain, qualified personnel, our operations will be significantly adversely affected.

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

Our Principal Stockholder Can Control Most Matters Requiring Approval by Our Stockholders

         On March 30, 2006, the Long Group entered into three agreements with MKG. The agreements provide, among other things, that MKG will hold a controlling interest in the Company. As a result, MKG has significant influence on the nomination and election of our directors, our policies and the outcome of all important matters that are subject to the vote of our stockholders. This concentration of ownership, among other things, also may increase our difficulty in raising necessary financing.

We Lack Independent Directors

         We cannot assure you that our Board of Directors will have independent directors. Our previous independent directors resigned in December 2002 due, among other things, to our potential inability to maintain directors' and officers' liability insurance and to our financial inability to continue to assure that we will operate as a going concern. In the absence of a majority of independent directors, our current three-member Board of Directors could establish policies and enter into transactions without independent review. This could present the potential for a conflict of interest between us and our stockholders, and increases our difficulty in raising necessary financing. In addition, we cannot establish an audit committee or compensation committee without independent directors, which could prohibit us from listing our shares of common stock for trading on a recognized national securities exchange or on any electronic exchange regulated by NASDAQ.

Our former Chairman passed away

         Dr. Long, our former Chairman, had agreed to continue as a director of the Company after the change of control on March 30, 2006. Unfortunately he did not serve long in his new position as he died on April 8, 2006.


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



IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD, WE COULD BE INVESTIGATED BY THE SEC OR WE COULD INCUR LIABILITY TO OUR SHAREHOLDERS.

      Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. Failure to remain current in our reporting obligations might also subject us to SEC investigation or private rights of action by our shareholders.


OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OFF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

      The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

     o that a broker or dealer approve a person's account for transactions in penny stocks; and
     o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.
     In order to approve a person's account for transactions in penny stocks, the broker or dealer must:
     o obtain financial information and investment experience objectives of the person; and
     o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.
      The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:
     o sets forth the basis on which the broker or dealer made the suitability determination; and
     o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

      Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

      Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

          As of December 31, 2005, all of our operations were conducted from our offices located at Units M and K, 1025 Nine North Drive, Alpharetta, Georgia. We leased our office space comprised of approximately 4,000 square feet on a month-to-month basis for an aggregate monthly payment of $1,100.

         Prior to MKG's acquisition of controlling interest in our company, we had intended to move our operations to Spring Valley, California if and when cash resources become available. We hade subleased from Abel Laboratories, Inc., an affiliate of Dr. David Long, our former Chairman and Chief Executive Officer and principal stockholder, approximately 5,000 square feet of furnished and laboratory equipped space at 2737 Via Orange Way, Spring Valley, California. Under the sublease arrangement, we were to pay Abel the same amount of rent charged to Abel by the landlord of the premises, without any adjustment. Abel signed a new two-year lease with effect from April 1, 2005, and Abel's monthly rent for the first year is $5,056. The rent increased to $5,268 in the second year. In 2005, we incurred rent expense of $60,062 under the Abel sublease, including late charges imposed by the landlord. We believe that the terms and conditions of this sublease are no less favorable to us than those that would be available from an unaffiliated third party. Although we had moved a portion of our records relating to research and development activities to California, prior to MKG's acquisition of controlling interest in our company, our administrative and Regulatory and Quality Assurance functions were still carried out in our Alpharetta, Georgia office.

         In connection with its acquisition of controlling interest in our company, MKG agreed to move the Company's operations to Philadelphia, Pennsylvania. Our current office is located at 1615 Walnut Street, 3rd Floor, Philadelphia, PA 19103.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not a party to any pending legal proceeding which is not routine litigation incidental to our business or which involves a claim for damages exceeding 10% of our current assets, nor are we aware of any proceeding concerning us that a governmental authority may be contemplating.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of our securities holders during the fiscal quarter ended December 31, 2005.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

         Our common stock, par value $.001 per share, traded, until February 9, 1999, on The Nasdaq National Market, at which time it was delisted as a result of our continued failure to comply with certain listing requirements. Since that date, and until July 21, 2000, our common stock was quoted on the OTC Bulletin Board. Commencing July 24, 2000, our common stock has been listed in the "Pink Sheets" published by Financial Insight Systems, Inc.

         The following table sets forth the high and low per share daily closing sales prices for our common stock as reported by NASDAQ's InfoQuote service for the periods indicated.

YEAR ENDED DECEMBER 31, 2004                                 High         Low

First Quarter                                               $0.67        $0.24
Second Quarter                                               0.50         0.16
Third Quarter                                                0.28         0.20
Fourth Quarter                                               0.22         0.08

YEAR ENDED DECEMBER 31, 2005
First Quarter                                                0.185        0.06
Second Quarter                                               0.063        0.02
Third Quarter                                                0.12         0.028
Fourth Quarter                                               0.06         0.03

YEAR ENDING DECEMBER 31, 2006

First Quarter (through March 31, 2006)                       0.55         0.022

     On March 31, 2006, the closing sale price for our common stock was $0.033 per share, as reported by NASDAQ's InfoQuote service.

HOLDERS

     As of April 13, 2006, there were 307 holders of record of our common stock, including Cede & Co., who held 14,141,397 shares for an undisclosed number of beneficial holders.

DIVIDENDS

         We have not declared or paid any dividends since our inception, and do not intend to pay any cash dividends in the foreseeable future, although we have not entered into any agreement which restricts our ability to pay dividends. We currently anticipate that we will retain all earnings, if any, for use in the operation and expansion of our business.

RECENT SALE OF UNREGISTERED SECURITIES

         Set forth below is certain information concerning all sales made by us of our securities since January 1, 2005 which were not registered under the Securities Act of 1933 and were not previously disclosed by us in our Quarterly Reports on Form 10-QSB.

         In October, 2004, we engaged an investment broker and consultant to obtain financing its operations while waiting for FDA approval by offering shares of Common Stock offshore to non-U.S. citizens in accordance with the provisions of Regulation S at a cost of 50% of the amount of gross capital raised as fees. Under the agreement, the broker bears all the associated marketing and operating costs, and is required to offer the shares at a price per share of not less than $0.10. Under this arrangement, we received aggregate gross proceeds of $295,250 against aggregate issuance of 3,240,333 shares of Common Stock, at an aggregate discount of $90,167 over the market price on the date of the sale during the period from January 1, 2005 to April 4, 2005.

REPURCHASES OF SECURITIES

         We did not engage in any repurchases of our securities during the fiscal quarter ended December 31, 2005.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this document.

OVERVIEW

         As a development stage company, we have incurred net losses since inception through December 31, 2005 of approximately $72 million. Our current liabilities exceeded our current assets by approximately $7.8 million, and our total liabilities exceeded our total assets also by approximately $7.8 million. These factors raise substantial doubt about our ability to continue our operations without obtaining immediate funding.

         From January 1, 2005 to April 30, 2005, we have received aggregate gross proceeds of $295,250 against aggregate issuance of approximately 3.2 million shares of Common Stock at an average price of $0.09 per share and 50% agent's fees of $147,625.

         On August 1, 2005, we signed a partnership agreement with Bridgetech Holdings International, Inc., a company focused on maximizing the potential of emerging healthcare products and services in the U.S. and Asian markets. The agreement requires Bridgetech to begin clinical testing to obtain regulatory approvals to market and distribute our device in the People's Republic of China (the "PRC"), the Hong Kong Special Administrative Region of the PRC, the Republic of China ("Taiwan"), Vietnam and Singapore. The agreement, which was subject to minimum purchase and other requirements which have not been met, has since been terminated.

         On March 30, 2006, the Long Group entered into three agreements with MKG. The agreements provide, among other things, that:


          o MKG will acquire all the shares of Common Stock of the Company presently issued to the Long Group (comprising an aggregate of 8,747,528 shares).

          o Certain members of the Long Group will assign $2 million of the total debt owed them by the Company.

          o For a three year term, MKG will give the Long Group a royalty equal to 1% of net sales of the Company's products MKG generates worldwide;

          o Pursuant to the terms of the Consulting Agreement, Dr. Long or his nominee will remain as a consultant to the Company for a term of three years and receive an annual payment of $60,000 upon each anniversary of the Consulting Agreement; and

          o MKG shall exercise voting rights of any and all shares of the Company's stock in favor of Dr. Long or his nominee remaining on the Company's Board and all stock options and other benefits to which other Board members are entitled.

         Specifically, at the March 31, 2006 closing, the Long Group transferred all of its shares of common stock presently issued to them in the Company (approximately 17.49% of all shares of Common Stock of the Company on a fully diluted basis or approximately 20.6% of all outstanding shares of Common Stock of the Company issued as of December 31, 2005). Effective March 30, 2006, Dr. Long intended to remain on the Board so long as his health permits but he died on April 8, 2006 and his assignee has not been nominated; the other two Board members (Dr. Raymond Long and John Stephens) have resigned, their vacancies being filled by James MacKay (the Chairman of the Board of MKG) and his designee, Michael Yom, thereby giving MKG control of the Company's Board of Directors. Further, as of March 31, 2006, certain members of the Long Group assigned $2 million (comprising principal and accrued interest) of the total debt owed to members of the Long Group by the Company as well as all rights associated with such debt under any note, instrument, agreement or other authorization and under applicable law, under which the debt may be converted into equity of the Company (the "Assigned Debt").

         Pursuant to the agreements, MKG has undertaken to make reasonable best efforts to cause the Company to convert all of the Assigned Debt into shares of Common Stock of the Company at $0.05 per share (the "Converted Shares"). In the event of the conversion of all of the Assigned Debt into shares of Common Stock of the Company, MKG will retain 51% of the Converted Shares plus an additional portion of the Converted Shares so that, together with the shares MKG acquired on March 30, 2006 from the Long Group, MKG would then hold 51% of all the shares of Common Stock issued and outstanding (on a fully-diluted basis) of the Company existing immediately prior to the time of conversion. All shares remaining of the Converted Shares not retained by MKG will be transferred to members of the Long Group, provided that the Long Group agrees to deliver a proxy with respect to all voting rights associated with those remaining shares. If MKG fails to convert the Assigned Debt on or before June 27, 2006 or within another time period mutually agreed by MKG and the Long Group, it is required to re-assign the Assigned Debt to the Long Group. In addition, pursuant to the agreements, to the extent that any other debt owed to the Long Group by the Company is converted into shares of Common Stock, the Long Group agreed to transfer 51% of such shares to MKG. In return for the foregoing restructuring, MKG has agreed to bring in necessary funding and management, move the Company's office to Philadelphia and immediately utilize the contact base of MKG and its principals to bring Company's products to Asia and other markets as quickly as feasible.


         MKG is making these purchases and is being assigned the debt (as well as possibly converting the latter into Company's Common Stock) potentially to gain control of the Company. MKG is not a member of a group relating to the Company.

         The restructuring of the Company as described above and possible injection of badly needed capital by MKG may allow us the opportunity to address our over due liabilities and provide essential capital for creating an infrastructure to internationally market the Company's device. If the planned restructure is successful and required capital is injected, then the threats to the survival of the Company may be significantly reduced.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations since inception almost entirely by the issuance of our securities, interest income on the then unutilized proceeds from these issuances and with loans made directly, or guaranteed and collateralized, by Dr. David Long and certain of his affiliates.

         At  December  31,  2005,  we  had  a  working  capital   deficiency  of
$7,812,403 an increase of $1,398,635 from December 31, 2004. Our cash and cash equivalents were $2,794 at December 31, 2005, as compared to $33,142 at December 31, 2004.

         At December 31, 2005 and December 31, 2004, we had no value on the balance sheet for the inventory as we decided to make full provision for all the items in our inventory.

         During 2005, our operating activities utilized $861,959 of net cash and our financing activities provided $831,611 of net cash, representing advances aggregating $1,736,361 from Dr. David Long and certain of his affiliates, and $295,250 from sale of shares of our common stock, and repayment of the liability of $1.2 million liability under the line of credit from the advances received from Dr. Long and his affiliates. During 2004, our operating activities utilized $1,304,073 of net cash, our investing activities used $5,284 and our financing activities provided $973,167 of net cash, $654,563 (net of $86,937 of expenses) of which represented net cash proceeds from the $1 million and $329,000 private placements, advances aggregating $253,698 from Dr. David Long and certain of his affiliates, and $64,906 (net of commission and discount of $96,919) representing the net cash proceeds received from sale of shares of our common stock.

         In June 2000, we obtained a $500,000 line of credit from a bank, repayment of which has been guaranteed and collateralized by an affiliate of Dr. David Long. The line of credit was increased in November 2001 to $750,000, in January 2002 to $1 million, and in December 2003 to $1.2 million. The line of credit has been fully drawn-down and was repaid by advances made by Dr. Long and his affiliates in May 2005.


         Since 2001, we have been seeking additional third-party funding. During such time, we have retained a number of different investment banking firms to assist us in locating available funding; however, we have not yet been successful in obtaining any of the long-term funding needed to make us into a commercially viable entity. During such period, Dr. David Long and certain of his affiliates have made funding available to us to permit us to sustain certain minimum operations; however, in 2003 Dr. Long advised us that we should not expect that he or his affiliates will make any further funds available to us. During the period from December 2003 to February 2004, we were able to obtain short-term financing of $1 million from a private placement (which resulted in net proceeds to us of $811,778, prior to any allocation for the cost of our required registration of the shares of common stock issued in the placement). On May 3, 2004, we signed an agreement with our placement agent to secure bridge financing up to $800,000, and we secured $329,000 under this placement. On September 8, 2004, we signed a note in favor of our private placement for $50,000 under the same terms and conditions as the $329,000 private placement. Most of the proceeds from this note are set aside to pay for interest due on notes issued under the $1 million and $329,000 private placements.

         As  detailed  above  in  the  Overview  Section,   the  change  in  the
controlling interest in the Company and possible injection of badly needed capital by MKG may allow us the opportunity to address our over due liabilities and provide essential capital for creating an infrastructure to internationally market the Company's device. If the planned restructure is successful and required capital is injected, then the threats to the survival of the Company may be significantly reduced.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2005 with the Year Ended December 31, 2004

         In 2005, as we did not sell any products, we did not incur any cost of sales; in 2004, we sold one device and sensors to a distributor overseas for $10,550.

         In 2005, we did not have any cost of sales as full provision was made for the items sold. In 2004, we wrote down in full our then remaining inventory by making an additional provision of $81,480.

         We did incur any research and development expenses in 2005 or 2004.

         Selling, general and administrative expenses decreased by $325,683, or 26%, to $943,634 in 2005 from $1,269,317 in 2004. The decrease was largely attributable to costs related to personnel (employees and consultants), which were lower by approximately $169,000, professional fees pertaining to regulatory audits and patent legal fees were reduced by $93,000.

         We had net interest expense of $576,887 in 2005, compared to $365,373 in 2004, an increase of $211,514, or 58%, due to increase in advances from Dr. Long and his affiliates in 2005.

         Amortization of finance costs were reduced by $1,545,373 in 2005 mainly because the amortization for the $ 1 million placement was fully amortized in 2004 (maturity date December 31, 2004); and, in 2005, only the remaining cost of the $329,000 placement and the $50,000 note with maturity date of May 31, 2005 was amortized, as detailed in the table below along with the cost of shares issued under Regulation S and the expensing of the fair value of shares issued for the default of repayment of the notes due under the $1 million and $329,000 placements during the two years:






                                                                         2005          2004          VARIANCE
                                                                         ----          ----          --------


Amortization of value of shares issued as incentive for notes            $311,073     $1,502,907      $ 1,191,834
Amortization of Finance Expenses relating to private placements            19,002        191,070          172,068
Commission and discount on sale of shares under S Registration            247,498         96,919         (150,579)
Fair value shares due as penalty for payment default on notes              17,950        350,000          332,050
                                                                     ---------------------------------------------
Total cost relating to issuance of financial instruments                 $595,523     $2,140,896       $1,545,373
                                                                     =============================================


         In 2005, we received a settlement of $15,000 for a breach of a royalty agreement and $70,000 from a new distributor to train and prepare clinical data for regulator bodies in certain southeast Asian countries; we had no other income in 2004.

         As a result of the foregoing, we incurred a net loss of $2,225,312 in 2005, compared to a net loss of $3,846,517 in 2004, a decrease of $1,621,205, or 42%.

Comparison of the Year Ended December 31, 2004 with the Year Ended December 31, 2003

         We did one device and sensors to a distributor overseas for $10,550; we did not sell any of our products in 2003. In 2003, as we did not sell any products, we did not incur any cost of sales.

         In 2004, we did not have any cost of sales as full provision was made for the items sold. Also, in 2004, we wrote down in full our then remaining inventory by making an additional provision of $81,480; no similar write-down occurred in 2003.

         Research and development expenses include the costs of engineering, manufacturing and related activities conducted in connection with obtaining required governmental and regulatory approvals for our device, expenses related to the adoption of new technology and costs incurred in connection with the redesign of our device. We did not incur any research and development expenses in 2004; in 2003, we spent $41,425 for research and development. Our redesign project was completed and no new research was started due to lack of funds.

         Selling, general and administrative expenses decreased by $452,751, or 26%, to $1,269,317 in 2004 from $1,722,068 in 2003. The major savings were made in the costs related to personnel (employees and consultants) which were lower by approximately $146,000, professional fees were reduced by $169,000, and payments to investment advisors was down by $112,000 in 2004 compared to 2003.

           We had net interest expense of $365,373 in 2004, compared to $455,822 in 2003, a decrease of $90,449, or 20%, due to accrual of interest ($192,243) payable to employees on deferred remuneration due in 2003, partly off set by additional interest on increased borrowings in 2004.

The increased amortization of shares issued and other finance costs were largely attributable to the following cost related to issuance of financial instruments to secure new funding:


                                                                           2004       2003           Variance
                                                                           ----       ----           --------

Amortization of value of shares issued as incentive for notes           $1,502,907   $23,470      $ (1,479,437)
Amortization of Finance Expenses relating to private placements            191,070         -          (191,070)
Commission and discount on sale of shares under S Registration              96,919         -           (96,919)
Fair value of shares due as penalty for payment default on notes           350,000         -          (350,000)
                                                                     ------------------------------------------
Total cost relating to issuance of financial instruments                $2,140,896   $23,470       ($2,117,426)
                                                                     ==========================================





         We did not earn any royalty income in 2004 as the royalty agreement expired in 2004; in 2003, royalty income was $54,617.

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

The independent auditors report on our December 31, 2005 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

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


NUMBER OF EMPLOYEES

From our inception through the period ended December 31, 2005, we have relied on the services of outside consultants for services and currently have two (2) full time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do not anticipate our employment base will significantly change during the next 12 months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.


OFF-BALANCE SHEET ARRANGEMENTS

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Impairment of long-lived assets

         At December 31, 2005, we had impaired in full the unamortized value of patents and disclosed separately in the Income Statement as impairment of intangible assets. In December 2005, during the Company's annual review of the carrying values of patents and trademarks, the management determined that, due to increased uncertainty about obtaining FDA's approval to sell the Company's device in the United States, the recoverability of the carrying values of Patents and Trade Marks is in doubt. The management is unable to determine and project future undiscounted cash flows for these assets with reasonable accuracy due to these uncertainties. Consequently, the Company recorded a charge of $194,268 to provide in full for these assets, and this amount is recorded as a component of operating expenses in the Income Statement as a separate line item.


Valuation of deferred tax assets

         In assessing the realizability of deferred tax assets, we have considered whether it is more likely than not that some portion, or all, of deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At December 31, 2005 and 2004, we made full provision for our deferred tax assets due to our continued operating losses and inability to assess the likelihood of generating sufficient future taxable income to realize such benefits. Substantially all of our net operating loss carryforwards are subject to limitation and may expire unutilized.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS No. 123 (revised) ("SFAS No. 123R"), "Share-Based Payment." SFAS No. 123R eliminates the intrinsic value method under APB 25, "Accounting for Stock Issued to Employees" as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS No. 123's guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. We are required to adopt SFAS No. 123R for the interim period beginning July 1, 2005 using a modified version of prospective application or may elect to apply a modified version of retrospective application. We currently account for stock-based awards under the intrinsic value approach in accordance with APB Opinion No. 25 and disclose the effect of stock-based awards as required by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure". The adoption of the new standard would require our Company to recognize compensation expense for equity-based awards. This will have the effect of reducing our net income by the fair value of the options in future years, beginning in 2006. We are not in a position to know the effects of adoption of the new standard at this time.

ITEM 7.  FINANCIAL STATEMENTS.

Table of Contents                                                         Page

Independent Auditors' Report                                               30

Consolidated Balance Sheets                                                31

Consolidated Statements of Operations                                      32

Consolidated Statements of Stockholders' Equity (Deficit)                  33-36

Consolidated Statements of Cash Flows                                      37-39

Notes to Consolidated Financial Statements                                 40-64

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

        REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Biofield Corp.
Alpharetta, Georgia

         We have audited the accompanying consolidated balance sheets of Biofield Corp. (a development stage company) (the "Company") as of December 31, 2005 and 2004 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company, as of the year ended December 31, 2002 and for the period October 16, 1987 (date of inception) through December 31, 2002, were audited by other auditors whose report dated March 28, 2003, expressed an unqualified opinion on those statements, which included an explanatory paragraph that described the uncertainty regarding the Company's ability to continue as a going concern.

         We have conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.


         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2005 and 2004 and the consolidated results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America. We express no opinion on the cumulative period from inception through December 31, 2002.

         The accompanying consolidated financial statements for the two years ended December 31, 2005 and 2004 have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                   --------------------------------------------
                                       Russell Bedford Stefanou Mirchandani LLP
                                       Certified Public Accountants

New York, New York
April  17,  2006




BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
=========================================================================================

                                                            December 31,   December 31,
                                                           ------------------------------
ASSETS                                                          2005           2004


CURRENT ASSETS:
  Cash and cash equivalents                                 $      2,794    $     33,142
  Other current assets                                              --           330,075
                                                            ------------    ------------
      Total current assets                                         2,794         363,217

PROPERTY AND EQUIPMENT - Net                                       1,967           5,676
OTHER ASSETS                                                        --            22,753
PATENT AND PATENT APPLICATION - Net                                 --           211,108
                                                            ------------    ------------
      TOTAL                                                 $      4,761    $    602,754
                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                          $  1,321,634    $  1,082,335
  Accrued expenses                                               690,677         485,313
  Due to affiliate                                               329,687         272,499
  Bank line of credit                                               --         1,200,000
  Short-term notes payable                                     1,379,000       1,379,000
  Long-term debt from stockholder - short-term portion           607,350         552,136
  Advances from stockholder                                    3,488,816       1,807,669
                                                            ------------    ------------
      Total current liabilities                                7,817,164       6,778,952

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred Stock, $.001 par value; authorized
   12,300,000 undesignated shares;
   no shares issued or outstanding
  Common Stock, $.001 par value; authorized 60,000,000
   shares; issued 43,142,936 and 36,505,103 shares at
    December 31, 2005 and December 31, 2004, respectively         43,143          36,506
  Treasury stock - 2,306,131 shares                               (3,100)         (3,100)
  Additional paid-in capital                                  64,462,001      63,879,532
  Accumulated deficit during development stage               (72,314,448)    (70,089,136)
                                                            ------------    ------------
      Total stockholders' equity (deficit)                    (7,812,403)     (6,176,198)
                                                            ------------    ------------
  TOTAL                                                     $      4,761    $    602,754
                                                            ============    ============


See notes to consolidated financial statements.



BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
==================================================================================================

                                                                               Period October 16,
                                                        Year Ended               1987 (Date of
                                                        December 31,            Inception) Through
                                                -----------------------------
                                                       2005          2004        December 31, 2005
                                                                               -------------------


REVENUE                                         $       --      $     10,550      $    135,132
COST OF SALES
  Cost of goods sold                                    --            75,447            75,447
  Loss on write down of inventory                       --            81,480           693,500
                                                ------------    ------------      ------------
GROSS PROFIT                                            --           (70,930)         (633,815)

OPERATING EXPENSES:
  Research and development                              --              --          40,481,889
  Selling, general, and administrative               943,634       1,269,317        29,018,196
  Impairment of intangible assets                    194,268            --             194,268
  Gain on disposition of fixed assets                   --              --              (8,084)
                                                ------------    ------------      ------------
      Total operating expenses                     1,137,902       1,269,317        69,686,269


OTHER INCOME (EXPENSE):
  Interest income                                       --              --           2,476,723
  Interest expense and other finance costs:
     Interest expense                               (576,887)       (365,373)       (1,929,763)
     Amortization of shares issued to lenders
        and other finance costs                     (595,523)     (2,140,897)       (2,736,419)
  Royalty income and other                            85,000            --             214,845
                                                ------------    ------------      ------------
      Net (expense) other income                  (1,087,410)     (2,506,270)       (1,974,614)
                                                ------------    ------------      ------------
LOSS BEFORE INCOME TAXES                          (2,225,312)     (3,846,517)      (72,294,699)
PROVISION FOR INCOME TAXES                          (19,749)                           (19,749)
                                                                                  ------------
NET LOSS                                        $ (2,225,312)   $ (3,846,517)     $(72,314,448)
                                                ============    ============      ============

NET LOSS PER SHARE:
     Basic and Diluted                          $      (0.06)   $      (0.12)
                                                ============    ============

WEIGHTED-AVERAGE SHARES
     Basic and Diluted                            38,235,027      31,808,052
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
  (carried forward)                                    ============   =======  ============   ========  ===========


See notes to consolidated financial statements.                      (Continued)

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                            Series A           Series B          Series C
                                                        Preferred Stock    Preferred Stock    Preferred Stock      Common Stock
                                                       ------------------- ----------------- ----------------- --------------------
                                                        Shares    Amount    Shares  Amount    Shares   Amount    Shares  Amount
BALANCE AT DECEMBER 31, 2000                                    -       -         -      -           -       -  27,529,609 $ 27,530
  (brought forward)
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- --------
BALANCE AT DECEMBER 31, 2001                                    -       -         -      -           -       -  27,529,609 $ 27,530
Exercise of Common Stock options                                                                                    62,745       63
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- --------
BALANCE AT DECEMBER 31, 2002                                    -       -         -      -           -       -  27,592,354 $ 27,593
                                                       ==========  ======  ========  =====  ==========  ======  ========== ========
Issuance of Common Stock for consulting
  services ($0.30 per share, net)                               -       -         -      -           -       -      50,000       50
Issuance of Common Stock for consulting
  services ($0.32 per share, net)                                                                                  468,749      468
Issuance of Common Stock for consulting
  services ($0.11 per share, net)                                                                                  275,000      275
Issuance of Common Stock as incentive for
  funding by issue of notes ($0.25 per share net)                                                                3,187,500    3,188
Common Stock (410,358 shares) to be issued
  for interest accrued on stockholder's advances
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- --------
BALANCE AT DECEMBER 31, 2003                                    -       -         -      -           -       -  31,573,603 $ 31,574
                                                       ==========  ======  ========  =====  ==========  ======  ========== ========
Issuance of Common Stock as incentive for
 funding by issue of notes ($0.25 per share net)                                                                 1,812,500    1,813
Issuance of Common Stock as incentive for
 funding by issue of notes ($0.31 per share net)                                                                 1,895,000    1,895
Sale of Common Stock ($0.10 per share)                                                                           1,224,000    1,224
Common Stock (286,421 shares) to be issued
  for interest accrued on stockholder's advances
Accrual of 2,500,000 shares of Common Stock
  due on payment default on notes payable
Memorandum entry to record as expense for
   honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- --------
BALANCE AT DECEMBER 31, 2004                                    -       -         -      -           -       -  36,505,103 $ 36,506
                                                       ==========  ======  ========  =====  ==========  ======  ========== ========

Sale of Common Stock ($0.05 to $0.10 per share)                                                                  3,240,333    3,240
Common Stock (2,310,300) to be issued
  for interest accrued on stockholder's advances
Issue of shares of Common Stock due on payment
  default on notes payable                                                                                         897,500      897
Issue of shares of Common Stock due on payment
  default on notes payable previously credited to APIC                                                           2,500,000    2,500
Memorandum entry to record as expense for
   honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
BALANCE AT DECEMBER 31, 2005                                    -       -         -      -           -       -  43,142,936 $ 43,143
                                                       ----------  ------  --------  -----  ----------  ------  ---------- --------



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                  Deficit
                                                                                Accumulated   Foreign
                                                        Additional                 During     Currency                  Total
                                                         Paid-In     Treasury   Development  Translation            Comprehensive
                                                         Capital       Stock       Stage      Adjustment    Total        Loss
                                                       ------------ ---------- ------------- ----------- ---------- -------------
BALANCE AT DECEMBER 31, 2000                             60,761,167    (3,100) $(58,950,445)         -    1,835,152
  (brought forward)
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Net loss                                                                         (2,238,687)             (2,238,687)
Total comprehensive income (loss)                                                                                    $ (2,238,687)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2001                             60,861,167    (3,100)  (61,189,132)         -     (303,535)
Exercise of Common Stock options                             15,623                                          15,686
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Net loss                                                                         (2,888,789)             (2,888,789)
Total comprehensive income (loss)                                                                                    $ (2,888,789)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2002                           $ 60,976,790   $(3,100) $(64,077,921)  $      -  $(3,076,638)
                                                       ============   =======  ============   ========  ===========

Issuance of Common Stock for consulting
  services ($0.30 per share, net)                            14,950                                          15,000
Issuance of Common Stock for consulting
  services ($0.32 per share, net)                           149,532                                         150,000
Issuance of Common Stock for consulting
  services ($0.11 per share, net)                            29,975                                          30,250
Issuance of Common Stock as incentive for
 funding by issue of notes ($0.25 per share net)            793,687                                         796,875
Common Stock (410,358 shares) to be issued
  for interest accrued on stockholder's advances            102,386                                         102,386
Memorandum entry to record as expense for
  honorary services rendered by a shareholder               100,000                                         100,000
Net loss                                                                         (2,164,698)             (2,164,698)
Total comprehensive income (loss)                                                                                    $ (2,164,698)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2003                           $ 62,167,320  $ (3,100) $(66,242,619)  $      -  $(4,046,825)
                                                       ============   =======  ============   ========  ===========
Issuance of Common Stock as incentive for
 funding by issue of notes ($0.25 per share net)            451,312                                         453,125
Issuance of Common Stock as incentive for
 funding by issue of notes ($0.31 per share net)            585,555                                         587,450
Sale of Common Stock ($0.10 per share)                      160,601                                         161,825
Common Stock (286,421 shares) to be issued
  for interest accrued on stockholder's advances             64,743                                          64,743
Accrual of 2,500,000 shares of Common Stock
  due on payment default on notes payable                   350,000                                         350,000
Memorandum entry to record as expense for
   honorary services rendered by a shareholder              100,000                                         100,000
Net loss                                                                         (3,846,517)             (3,846,517)
Total comprehensive income (loss)                                                                                    $ (3,846,517)
                                                       ------------   -------  ------------   --------  -----------  ============
BALANCE AT DECEMBER 31, 2004                           $ 63,879,532  $ (3,100) $(70,089,136)  $      -  $(6,176,198)
                                                       ============   =======  ============   ========  ===========


Sale of Common Stock ($0.05 to $0.10 per share)             382,177                                         385,417
Common Stock (2,310,300) to be issued
  for interest accrued on stockholder's advances             85,740                                          85,740
Issue of shares of Common Stock due on payment
  default on notes payable                                   17,052                                          17,950
Issue of shares of Common Stock due on payment
  default on notes payable previously credited to APIC       (2,500)                                              -
Memorandum entry to record as expense for
   honorary services rendered by a shareholder              100,000                                         100,000
Net loss                                                                        (2,225,312)              (2,225,312)
Total comprehensive income (loss)                                                                                 -  $ (2,225,312)
                                                                                                                     ============
BALANCE AT DECEMBER 31, 2005                           $ 64,462,001  $ (3,100) $(72,314,448)  $      -  $(7,812,403
                                                       ============   =======  ============   ========  ===========



See notes to consolidated financial statements.                                                                        (Concluded)




BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
==============================================================================================================================
                                                                                                          Period October 16,
                                                                                  Twelve months ended         1987 (Date of
                                                                                       December 31,        Inception) Through
                                                                             -----------------------------
OPERATING ACTIVITIES                                                             2005          2004         December 31, 2005
                                                                                                            ------------------

  Net loss                                                                   $ (2,225,312)   $ (3,846,517)   $(72,314,448)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization                                                  41,302          45,332       2,759,708
    Amortization of premiums on short-term investments                                                            156,692
    Amortization of deferred financing costs                                      438,192       2,140,897       2,609,231
    Loss on disposal of property and equipment                                                                    194,102
    Loss on license and settlement agreements                                                                      49,026
    Loss on abandonment of patent applications                                                                    303,234
    Loss on inventory write-down                                                                   81,480         693,500
    Impairment of intangible assets                                               194,268                         194,268
    Vendor settlements                                                                                            (77,257)
    Noncash compensation                                                          100,000         100,000       3,508,451
    Gain from disposition of fixed assets                                                                        (159,473)
    Interest paid in Common Stock                                                  85,740          64,743         550,017
    Consultancy fees paid in Common Stock                                                                         195,250
    Changes in assets and liabilities:
       Inventories                                                                                               (693,500)
      Other assets                                                                  2,000                        (132,582)
      Due to affiliate                                                             57,188          74,218         329,687
      Accounts payable and accrued expenses                                       444,662          35,774       2,069,394
                                                                             ------------    ------------    ------------
          Net cash used in operating activities                                  (861,960)     (1,304,073)    (59,764,700)
                                                                             ------------    ------------    ------------
INVESTING ACTIVITIES
  Acquisitions of property and equipment                                                           (5,284)     (2,610,691)
  Costs incurred for patents and patent applications                                                             (782,527)
  Proceeds from sale of property and equipment                                                                    294,748
  Purchases of short-term investments                                                                         (26,476,638)
  Proceeds from sale and maturity of short-term investments                          --              --        26,406,378
                                                                             ------------    ------------    ------------
          Net cash used in investing activities                                      --            (5,284)     (3,168,730)
                                                                             ------------    ------------    ------------
FINANCING ACTIVITIES
  Repayments of capitalized lease obligations                                                                     (82,234)
  Proceeds from issuance of Preferred Stock - net                                                              22,341,892
  Proceeds from issuance of Common Stock and Common Stock warrants                295,250          64,906      33,383,362
  Proceeds from exercise of Common Stock options and Common Stock warrants                                        298,546
  Proceeds from issuance of notes payable                                                         741,500       1,379,000
  Notes financing costs                                                                           (86,937)       (216,744)
  Net bank borrowings (repayments) under a line of credit                      (1,200,000)                           --
  Advances from stockholder and related party                                   1,736,361         253,698       3,545,465
  Repayments of advances from stockholder                                                                        (145,000)
  Repurchases of Common Stock held in treasury                                                                     (3,100)
  Proceeds from notes payable issued to stockholder and related party                --              --         2,546,533
                                                                             ------------    ------------    ------------
          Net cash provided by financing activities                               831,611         973,167      63,047,720
                                                                             ------------    ------------    ------------
    NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (30,349)       (336,190)        114,290
    EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                                 (111,497)

  CASH AND CASH EQUIVALENTS:
    BEGINNING OF PERIOD                                                            33,142         369,332
                                                                             ------------    ------------    ------------
    END OF PERIOD                                                            $      2,794    $     33,142    $      2,794
                                                                             ============    ============    ============


See notes to consolidated financial statements                                                                     (continued)





BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
====================================================================================================================================
                                                                                                                 Period October 16,
                                                                                                                   1987 (Date of
                                                                                                December 31,     Inception) Through
                                                                                            -------------------
                                                                                                 2005     2004     December 31, 2005
                                                                                                                     ---------------

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for interest                                                 $  92,507  $  186,492       $   857,003
                                                                                           ---------  ----------       -----------

SUPPLEMENTAL SCHEDULE FOR NONCASH
  INVESTING AND FINANCING ACTIVITIES:

  Acquisition of property and equipment under capital lease transactions                                               $    82,234
--------------------------------------------------------------------------------------------                           -----------

  During the fiscal year ended March 31, 1994, the Company issued 222,222 shares of
    Series A Preferred Stock in exchange for an aggregate of $1 million in notes payable to principal stockholder and a former Director:
    Notes payable                                                                                                      $ 1,000,000
                                                                                                                       -----------
    Issuance of Series A Preferred Stock                                                                               $ 1,000,000
--------------------------------------------------------------------------------------------                           -----------

  At inception, the Company acquired the rights to a patent and assumed certain liabilities in exchange for 235,294 shares of Common Stock, as follows:
    Fair value of patent acquired                                                                                      $   112,732
                                                                                                                       -----------
    Liabilities assumed                                                                                                    112,432
                                                                                                                       -----------
    Issuance of Common Stock                                                                                           $       300
                                                                                                                       -----------
--------------------------------------------------------------------------------------------

  Pursuant to a license and settlement agreement with respect to an acquired patent
    (see above) the Company reacquired during the year ended March 31, 1991 its 235,294 shares of Common Stock issued in connection with the acquired patent, which was retired during the year end March 31, 1992:
    Remaining carrying value of patent on date of
      license and settlement agreement                                                                                 $    49,326
                                                                                                                       -----------
    Common Stock returned to the Company                                                                                       300
                                                                                                                       -----------
    Loss on Settlement                                                                                                 $    49,026
                                                                                                                       -----------
--------------------------------------------------------------------------------------------

  During the fiscal year ended March 31, 1992, the Company exchanged 431,372 shares of
    Common Stock for notes, debt and accrued interest payable to a principal stockholder:
    Notes payable                                                                                                      $    96,660
                                                                                                                       -----------
    Debt                                                                                                                   854,873
                                                                                                                       -----------
    Accrued interest                                                                                                       297,148
                                                                                                                       -----------
    Issuance of Common Stock                                                                                           $ 1,248,681
--------------------------------------------------------------------------------------------

  During the fiscal year ending December 31, 2003, the Company exchanged 793,749 shares of Common Stock for services rendered by consultants:
    Fair value of services rendered                                                                                    $   195,250
                                                                                                                       -----------
    Issuance of Common Stock                                                                                           $   195,250
                                                                                                                       -----------
--------------------------------------------------------------------------------------------

  During the fiscal year ending December 31, 2003, the Company transferred accrued interest on advances from a stockholder to be exchanged for 410,358 shares of Common Stock:
    of Common Stock:
    Accrued interest                                                                                                   $   102,386
                                                                                                                       -----------
    Issuance of Common Stock                                                                                           $   102,386
                                                                                                                       -----------
--------------------------------------------------------------------------------------------

  During the fiscal year ending December 31, 2003, the Company issued 3,187,500 shares as incentive for notes payable secured under a private placement funding:
    Fair value of Finance costs                                                                                        $  796,875
                                                                                                                       -----------
    Issuance of Common Stock                                                                                           $  796,875
                                                                                                                       -----------
--------------------------------------------------------------------------------------------

See notes to consolidated financial statements                                                                           (Continued)






BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
====================================================================================================================================
                                                                                                               Period October 16,
                                                                                                                 1987 (Date of
                                                                                          December 31,         Inception) Through
                                                                                        ---------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:                                      2005         2004      December 31, 2005
                                                                                                              ---------------------

  During the fiscal year ended December 31, 2004, 3,707,500 (March 31, 2004,
   1,812,500) shares of Common Stock were issued as incentive for funds secured against notes payable under a private
    placement funding:
    Fair value of Finance costs                                                                   $1,040,575      $ 1,040,575
                                                                                                  -----------     -----------
    Issuance of Common Stock                                                                      $1,040,575      $ 1,040,575
                                                                                                  -----------     -----------
-------------------------------------------------------------------------------------
  During the fiscal year ended December 31, 2004, the Company transferred accrued interest on advances from a principal stockholder to Additional
   Paid-In Capital
    account to be exchanged for 286,421 shares (March 31, 2004, 29636) of Common
Stock:
    Accrued interest                                                                                $ 31,414         $ 31,414
                                                                                                    ---------        --------
    Issuance of Common Stock                                                                        $ 31,414         $ 31,414
                                                                                                    =========        ========
-------------------------------------------------------------------------------------

  During the fiscal year ended December 31, 2004, 2,500,000 shares of Common
    Stock due as penalty for non-payment of notes payable on maturity were accrued, and subsequently issued in August, 2005:
    Fair value of Finance costs                                                                    $ 350,000        $ 350,000
                                                                                                   ----------       ---------
    Issuance of Common Stock                                                                       $ 350,000        $ 350,000
                                                                                                   ==========       =========
-------------------------------------------------------------------------------------

  During the fiscal year ended December 31, 2005, the Company transferred accrued interest on advances from a principal stockholder to Additional
   Paid-In Capital
    account to be exchanged for 2,310,300 shares of Common Stock:
    Accrued interest                                                                    $ 85,740                     $ 85,740
                                                                                        ---------                    --------
    Issuance of Common Stock                                                            $ 85,740                     $ 85,740
                                                                                        =========                    ========
-------------------------------------------------------------------------------------

  During the fiscal year ended December 31, 2005, 897,500 shares of Common Stock due as penalty for non-payment of notes payable on maturity were accrued, and subsequently issued in August, 2005:
    Fair value of Finance costs                                                         $ 17,950                     $ 17,950
                                                                                        ---------                    --------
    Issuance of Common Stock                                                            $ 17,950                     $ 17,950
                                                                                        =========                    ========
-------------------------------------------------------------------------------------

  During the fiscal year ended December 31, 2005, a principal shareholder and his associates repaid the Company's line of credit and the debt is reflected in the financial statements as
    advances from stockholder:
    Value of non-cash transfer of the Company's debt                                 $ 1,200,000                  $ 1,200,000
                                                                                     ============                 ===========
-------------------------------------------------------------------------------------


See notes to unaudited consolidated financial statements
(Conluded)

BIOFIELD CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.    GOING CONCERN BASIS OF ACCOUNTING

         As shown in the accompanying financial statements, Biofield Corp. (the "Company") continues to incur significant losses. As of December 31, 2005, the Company had total assets worth less than $5,000 and its total liabilities exceeded its assets by $7.8 million. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         During 2002, the Company financed its operations almost entirely with $1,750,000 of borrowings obtained from, or with the assistance of, Dr. David M. Long, Jr., M.D., Ph.D., its Chairman, Chief Executive Officer and principal stockholder ("Dr. Long"), and certain of his affiliates.

         In the first quarter of 2003, the Company instituted a cost reduction program that included lowering salaries of its six then current employees and some of its consultants, minimizing use of outside consultants, arranging with its employees and a consultant to accept options to acquire the Company's Common Stock for a portion of their services, and limiting its marketing activities. In January 2003, Dr. Long advanced $475,000 to enable the Company to meet its then projected minimum financial requirements. As of December 31, 2005, the aggregate amount due to Dr. Long and his affiliates, including advances made by him in 2003, 2004 and 2005, liability for a three-year promissory note amounting to $450,000 and interest accrued on all the debts due to him, is $4,425,853, and is also entitled to receive 3,007,078 shares of the Company's Common Stock for interest due up to December 31, 2004 on an advance of $1,050,000 made by him in 2003.

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

         In June 2003, the Company's bank line of credit was increased by $200,000 to $1.2 million upon the furnishing of additional collateral provided to the bank by Dr. Long and certain of his affiliates. The line expired in May 2005 and was repaid by Dr. Long and his affiliates. The loan is included in the advances from stockholder in the accompanying Balance Sheet.

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

         During January and February 2004, the Company received further gross proceeds of $362,500 and issued an additional $362,500 of notes payable and 1,812,500 shares of Common Stock, at a cost of $453,125 which was amortized over the remaining 365 days since the initial sale in December 2004. Additionally, the Company made cash payments of $46,038 for financing costs that was also amortized over the same period.

         On May 3, 2004, the Company signed a similar agreement with the same placement agent to secure further short-term bridging finance of up to $800,000. Under the new agreement, the Company sold $329,000 of its securities, and the offering was closed on August 30, 2004. The Company received gross proceeds of $100,000, $154,000 and $75,000 against aggregate issuance of $329,000 principal amount of notes payable and 1,645,000 shares of Common Stock, at a cost of $509,950 on June 1, 2004, July, 2004 and August, 2004, respectively. The value of Common Stock was amortized over the period of the notes all of which expire on May 31, 2005. Additionally, the Company made cash payments of $35,900 for financing costs that was also amortized over the same period.

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

         On October 13, 2004, the Company engaged an investment broker and consultant to obtain financing its operations while waiting for FDA approval by offering the Company shares of Common Stock to non-U.S. citizens overseas investors in accordance with the provisions of Rule 903 or Rule 904 of Regulation S or pursuant to registration of the securities under the Securities Act of 1933 at a cost of 50% of the amount of gross capital raised as fees. Under the agreement, the broker bears all the associated marketing and operating costs, and is required to offer the shares at a price per share of not less than $0.10. Under this arrangement, the Company received aggregate gross proceeds of $123,400 against aggregate issuance of 1,224,000 shares of Common Stock, at an aggregate discount of $38,425 over the market price on the date of the sale during the period from October 29, 2004 to December 31, 2004. Additionally, in 2005, the Company received aggregate gross proceeds of $295,250 against aggregate issuance of approximately 3.2 million shares of Common Stock at an average rate of $0.09 per share and agent's fees of $118,906.

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

         The notified body, KEMA Registered Quality, Inc., submitted a formal 510(k) application to the FDA on November 16, 2004. FDA informed the Company on December 3, 2004 that a manufacturer whose device is found to be not substantially equivalent to a predicate device can request the FDA to make a risk-based classification for its device. However, the letter also included a statement that the FDA believes that "based on the review of your device, general controls would be inadequate and special controls difficult to develop, to provide reasonable assurance of the device's safety and effectiveness." On January 5, 2005, in accordance with recommended FDA procedure, the Company submitted a Request for Evaluation of Automatic Class III Designation for the Biofield(R) Breast Proliferation Rate Detection System under ss.513(f)(2) of the Cosmetic Act. On July 25, 2005, the FDA sent the Company a response to a recent meeting at FDA's offices at which the Company had reviewed with the FDA the Biofield data contained in the Company's previously submitted 510K application. The FDA informed the Company that the data contained in the 510K application would be insufficient for several reasons and requested more clinical testing for the Company's pre-market approval application. The Company is unable to proceed with the clinical testing as it has not been successful in sourcing additional capital.

         On August 1, 2005, the company signed a partnership agreement with Bridgetech Holdings International, Inc. ("Bridgetech"), a company focused on maximizing the potential of emerging healthcare products and services in the U.S. and Asian markets. Bridgetech paid $50,000 upfront for distributorship and five Biofield devices. Bridgetech also paid $20,000 to be used for clinical testing to obtain regulatory approvals to market and distribute the Biofield Device in the People's Republic of China (the "PRC"), the Hong Kong Special Administrative Region of the PRC, the Republic of China ("Taiwan"), Vietnam and Singapore. The agreement, which was subject to minimum purchase and other requirements which have not been met, has since been terminated.

         On March 30, 2006, Dr. David Long and his affiliates (the "Long Group") entered into three agreements with The MacKay Group, Inc. ("MKG"). The agreements provide, among other things, that:

          o MKG will acquire all the shares of Common Stock of the Company presently issued to the Long Group and his affiliates (comprising an aggregate of 8,747,528 shares).

          o Certain members of the Long Group will assign $2 million of the total debt owed them by the Company.

          o For a three year term, MKG will give the Long Group a royalty equal to 1% of net sales of the Company's products MKG generates worldwide;

          o Pursuant to the terms of the Consulting Agreement, Dr. Long or his nominee will remain as a consultant to the Company for a term of three years and receive an annual payment of $60,000 upon each anniversary of the Consulting Agreement; and

          o MKG shall exercise voting rights of any and all shares of the Company's stock in favor of Dr. Long or his nominee remaining on the Board of the Company and all stock options and other benefits to which other Board members are entitled.

         Specifically, at the March 31, 2006 closing, the Long Group transferred all of its shares of common stock presently issued to them in the Company (approximately 17.49% of all shares of Common Stock of the Company on a fully diluted basis or approximately 20.6% of all outstanding shares of Common Stock of the Company issued as of December 31, 2005). Effective March 30, 2006, Dr. Long intended to remain on the Board so long as his health permitted but he died on April 8, 2006 and his assignee has not been nominated. The other two Board members (Dr. Raymond Long and John Stephens) have resigned, their vacancies being filled by James MacKay (the Chairman of the Board of MKG) and his designee, Michael Yom, thereby giving MKG control of the Company's Board of Directors. Further, as of March 31, 2006, certain members of the Long Group assigned $2 million (comprising principal and accrued interest) of the total debt owed to members of the Long Group by the Company as well as all rights associated with such debt under any note, instrument, agreement or other authorization and under applicable law, under which the debt may be converted into equity of the Company (the "Assigned Debt").

         Pursuant to the agreements, MKG has undertaken to make reasonable best efforts to cause the Company to convert all of the Assigned Debt into shares of Common Stock of the Company at $0.05 per share (the "Converted Shares"). In the event of the conversion of all of the Assigned Debt into shares of Common Stock of the Company, MKG will retain 51% of the Converted Shares plus an additional portion of the Converted Shares so that, together with the shares MKG acquired on March 30, 2006 from the Long Group, MKG would then hold 51% of all the shares of Common Stock issued and outstanding (on a fully-diluted basis) of the Company existing immediately prior to the time of conversion. All shares remaining of the Converted Shares not retained by MKG will be transferred to members of the Long Group, provided that the Long Group agrees to deliver a proxy with respect to all voting rights associated with those remaining shares. If MKG fails to convert the Assigned Debt on or before June 27, 2006 or within another time period mutually agreed by MKG and the Long Group, it is required to re-assign the debt to the Long Group. In addition, pursuant to the agreements, to the extent that any other debt owed to the Long Group by the Company is converted into shares of Common Stock, the Long Group agreed to transfer 51% of such shares to MKG. In return for the foregoing restructuring, MKG has agreed to bring in necessary funding and management, move the Company's office to Philadelphia and immediately utilize the contact base of MKG and its principals to bring Company's products to Asia and other markets as quickly as feasible.

         MKG is making these purchases and is being assigned the debt (as well as possibly converting the latter into Company's Common Stock) potentially to gain control of the Company.
 MKG is not a member of a group relating to the Company.

         The Company has depleted all its cash resources and the Company had to let go all its employees, except the Chief Operating Officer and Chief Executive

Officer, who does not receive any remuneration for his services. Since the employees' departure in November 2004, the Company has relied on past employees' services on a consultancy basis when funds are available as it is unable to pay their salaries on a regular basis. As at December 31, 2005, the Company owes $217,245 in back pay and accrued interest to the past employees.

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

         Since 2003, the Company has had to severely curtail its activities as its cash resources depleted and Dr. Long and his affiliates extended limited funding for operations beyond March 31, 2003. In 2004, the Company received short-term funding of $741,500, from the two private placements and a $50,000 note payable and $253,698 from Dr. Long and his affiliates, and $161825 in permanent capital from the sale of shares of Common Stock under Regulation S. See Notes 1 and 9. This funding has enabled the Company to complete and submit an application to the FDA for its device and to continue operations in 2004.

          In 2005, the Company continued to curtail its activities due to lack of funds. Dr. Long and his affiliates advanced money to pay off the $1.2 million bank line of credit and advanced additional $536,361 for other essential expenses. The Company also received $295,250 from the sale of shares under Regulation S.

          As detailed in Note 1, MKG bought over all the shares held by the Long Group. MKG intends to aggressively market the Company's device internationally and plans on securing the necessary capital to achieve this objective.

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

         Accounts Receivable

         The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. At December 31, 2005 and December 31, 2004, a provision of $71,000 was made for bad and doubtful accounts, representing an allowance of 100% for the outstanding accounts receivable.

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

         Patents and other intangible assets

         The costs of patents are amortized on a straight-line basis over their estimated economic life, but not exceeding 17 years. In December 2005, during the Company's annual review of the carrying values of patents and trademarks, the management determined that, due to increased uncertainty about obtaining FDA's approval to sell the Company's device in the United States, the recoverability of the carrying values of Patents and Trade Marks is in doubt. The management is unable to determine and project future undiscounted cash flows for these assets with reasonable accuracy due to these uncertainties. Consequently, the Company recorded a charge of $194,268 to provide in full for these assets, and this amount is recorded as a component of operating expenses in the Income Statement as a separate line item.

         Revenue recognition and deferred revenue

         The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition". SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period that the related sales are recorded. Royalty revenues are recognized in the period they are earned. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

         Research and Development

         The Company accounts for research and development costs in accordance with the SFAS No. 2, "Accounting for Research and Development Costs". Under SFAS No. 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development incurred for and the period from October 16, 1987 (date of inception) to December 31, 2005 were $40,481,889.

         Basic and Diluted Loss per Share

         The  basic  loss per  share is  computed  by  dividing  loss to  common stockholders by the weighted average number of shares of Common Stock outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if the Company's dilutive outstanding stock options were exercised. Common equivalent shares totaling 6,349,025 as at December 31, 2005 (2,217,931 as at December 31, 2004) are not included in the per share calculations of diluted loss per share, since the effect of their inclusion would be antidilutive.

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

         Reclassification

         Certain prior period figures have been reclassified to conform to the current year's presentation. Significantly, as recommended by the SEC, a charge of $2,140,897 relating amortization of shares issued to lenders and other finance costs for 2004 have been reclassified in the Consolidated Statement of Operations as a separate line item under `Interest expense and other finance costs' with a corresponding reduction in the selling, general and administrative expenses to conform with the current year's presentation.

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

         New Accounting Pronouncements

         In December 2004, the FASB issued SFAS No. 123 (revised) ("SFAS No. 123R"), "Share-Based Payment." SFAS No. 123R eliminates the intrinsic value method under APB 25, "Accounting for Stock Issued to Employees" as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS No. 123's guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. Public companies are required to apply SFAS No. 123R in the first annual period beginning after June 15, 2005. The Company currently accounts for its stock-based awards under the intrinsic value approach in accordance with APB Opinion No. 25 and discloses the effect of stock-based awards as required by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" (see Note 1 and Note 2 to the consolidated financial statements). The adoption of the new standard would require the Company to recognize compensation expense for equity-based awards. This will have the effect of reducing the Company's net income by the fair value of the options in future years, beginning in 2006. We are not in a position to know the effects of adoption of the new standard at this time.

4.   INVENTORIES
         Inventories at December 31, 2005 and 2004 consisted of the following:


                                            2005           2004
                                         ------------   ------------

Components and supplies                     $ 37,749       $ 37,749
Finished goods                               481,669        564,559
                                            --------       --------
                                             519,418        602,308
Less: Reserve for potential losses           519,418        602,308
                                            --------       --------
                                            $      -       $      -
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

5.       DEFERRED FINANCING COST

Deferred financing costs at December 31, 2005 and 2004 consisted of the following:


                                             2005           2004
                                         ----------       ---------

Deferred financing costs                          -         311,073
Private placement expenses                        -          19,002
                                         ----------       ---------
                                         $        -       $ 330,075
                                         ==========       =========


         The Company did not incur any deferred finance cost in 2005. Financing expenses (deferred financing costs and private placement expenses) pertaining to the bridge financing incurred in 2004, as discussed in Note 9, were $1,127,513. The financing expenses for 2004 included private placement costs and legal fees of $86,938 and the fair market values of $1,040,575 for the 3,707,500 shares issued. Costs relating to the bridge financing are capitalized and amortized over the term of the debt, using the straight-line method. Accumulated amortization at December 31, 2005 and 2004 was 2,054,195 and $1,724,120 respectively, and deferred financing costs charged to operations in 2005 and 2004 were $330,075 and $1,693,977 respectively. Unamortized portions of the deferred finance cost are reflected in Other Current Assets in the Balance

Sheet. All finance expenses had been fully amortized as at December 31, 2005. See Note 9.


6.       PROPERTY AND EQUIPMENT, PATENT AND PATENT APPLICATION COSTS

         Property and equipment at December 31, 2005 and 2004 consisted of the following:


                                         2005           2004
                                       ------------------------
Furniture and office equipment         $  54,738     $   54,738
Plant and production equipment           144,308        144,308
                                       ---------     ----------
                                         199,046        199,046
Less accumulated depreciation            197,079        193,370
                                       ---------     ----------
                                       $   1,967     $    5,676
                                       =========     ==========



         Depreciation expense in 2005, 2004 and for the period from inception through December 31, 2004, were $3,710, $7,739, and $2,390,411, respectively.

         The Company entered into a 15-year agreement dated December 22, 1992 with a consultant and inventor for the assignment of certain rights relating to performance under a laboratory service agreement. The Company paid $100,000 for such assignment and agreed to pay royalties of 5% of the Net Sales Price of Covered Inventions (as defined), if any, subject to a limit of $2.5 million. No royalties have been paid or accrued as of December 31, 2005.

         The Company has a patent royalty agreement with Dr. Long and his affiliated corporation which assigns all rights to the Company for patented inventions, if any, resulting from performance under a laboratory service agreement (see Note 16). The Company has been issued a United States patent in which Dr. Long is a named co-inventor. No royalties have been paid or accrued as of December 31, 2005.

         In December 2005, during the Company's annual review the carrying values of patents and trademarks, the management determined that, due to increased uncertainty about obtaining FDA's approval to sell the Company's device in the United States, the recoverability of the carrying values of Patents and Trade Marks is in doubt. The management is unable to determine and project future undiscounted cash flows for these assets with reasonable accuracy due to these uncertainties. Consequently, the Company recorded a charge of $194,268 to provide in full for these assets, and which is recorded as a component of operating expenses in the Income Statement as a separate line item.

         Accumulated amortization for patents was $466,106 and $254,998 at December 31, 2005 and 2004, respectively. Besides the impairment charge of $194,268 in 2005, patent amortization expense for 2005, 2004, and for the period from inception through December 31, 2005, were $37,594, $37,594 and $369,302, respectively.

7.        ACCRUED EXPENSES

         Accrued expenses at December 31, 2005 and 2004 consisted of the following:



                                                    2005           2004
                                                --------------------------

Professional fees                              $    258,350   $    283,369
Due to ex-employees                                 217,245        179,566
Interest accrued on short-term notes payable        200,830         13,290
Other                                                14,253          9,088
                                               ------------   ------------
                                               $    690,678   $    485,313
                                               ============   ============

         Due to severe cash flow constraints experienced by the Company in 2003, its employees were not paid salaries from April 16, 2003 to October 31, 2003. Five of its six employees then agreed to the deferment of the payment of the salary due to them, payable with 100% interest thereon, until the receipt of the proceeds from new funding. The Company also granted options to acquire 514,227 shares of Common Stock to these employees at an exercise price of $0.33 per share, the closing market price of the Company's shares of Common Stock on the date of the grant in consideration for the reduction in remuneration accepted by them during the first four months of 2003. As at December 31, 2005, the unpaid salary and interest thereon, together with unpaid remuneration for subsequent periods, amounting to $217,245 is recorded as accrued expenses in these financial statements.

8.       BANK LINE OF CREDIT

         The Company had a revolving line of credit with a commercial bank for $1.2 million. The line was secured by personal guarantees from and collateral of Dr. Long and certain of his affiliates. The line of credit was repaid by Dr. Long in June 2005, and the amount is reflected as Advances from Shareholder in the accompanying Balance Sheet. The line of credit bore interest at the greater of 0.5% above the bank's prime rate (5.5% at December 31, 2004) or 5%.

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

         All financing expenses pertaining to this placement were fully amortized in 2003 and 2004. In 2004 and 2003, financing expenses pertaining to this private placement amounted to $499,163 and $926,682, respectively. The financing expenses for 2004 and 2003 the placement included private placement costs and legal fees of $46,038 and $129,807, respectively, and the fair market values of the shares issued, at December 31, 2004 and December 31, 2003, of $453,125 and $796,875 for the 1,812,500 and 3,187,000 shares, respectively. The finance expenses were capitalized, and set forth as deferred financing costs and these costs were fully amortized over the term of the Note, which matured December 31, 2004, using the straight-line method. Accumulated amortization at

December  31,  2004  and  December  31,  2003  were   $1,693,977   and  $30,142,
respectively, and deferred financing costs charged to operations in 2004 and 2003 were $1,663,835 and $30,142, respectively. In addition to receiving 10% of gross proceeds as commission in cash, the placement agent received five year cashless warrants, exercisable at $0.20 per share, to purchase 10% of the number of shares of Common Stock issued to the holders of the Units. A finder's fees equal to 2.7% of the gross proceeds was paid to an unaffiliated third party.

         The Notes were due and payable on the earlier of the date that the Company received gross proceeds of at least $2.5 million from the sale of its debt and equity securities (for which purpose, all such sales within a six month period would be aggregated) or December 31, 2004. The Notes were not paid by December 31, 2004, and the Company issued an additional 125,000 shares of Common Stock for each $50,000 principal amount of unpaid Notes and the Notes would be reset to bear interest at 1.5% per month. The Company issued 2.5 million shares, and has recorded a charge in these financial statements of $350,000, calculated using the closing market price of $0.14 per share on December 31, 2004, the date the notes were due.

         Under and subject to the terms and conditions of the Notes, a copy of which was attached to the Company's prior SEC filings, until the Notes are repaid, the note holders have the right to participate, under certain circumstances and at certain discounts, in, inter alia, the consummation of the sale of debt or equity securities of the Company in an aggregate amount of at least $3,500,000.

         The Company has fulfilled its undertaking to register all unregistered shares of Common Stock issued as part of the private placement, at its expense, and to file a registration statement with the SEC to effect the registration. The Company has also complied with the requirement of submitting an application with FDA to market the Company's device in the United States.

         The annual effective rate of interest on the note was 90%.

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

         The value of Common Stock amounting to $509,950 and other finance expenses of $35,900 for financing costs that were amortized over the term of the notes which became due on May 31, 2005. The amortization charges for the notes issued under the $329,000 private placement for 2005 and 2004 were $269,495 and $276,355, respectively.

         In addition to receiving 10% of gross proceeds as commission in cash, the placement agent received five year cashless warrants, exercisable at $0.20 per share, to purchase 10% of the number of shares of Common Stock issued to the holders of the Units. A finder's fees equal to 2.7% of the gross proceeds is payable to an unaffiliated third party.

         The Notes were due and payable on the earlier of the date that the Company receives gross proceeds of at least $2.5 million from the sale of its debt and equity securities (for which purpose, all such sales within a six month period would be aggregated) or May 31, 2005. The Notes were not paid by May 31, 2005, and the Company issued an additional 125,000 shares of Common Stock for each $50,000 principal amount of unpaid Notes and started accruing interest at 1.5% per month. The Company issued 822,500 shares, and has recorded a charge in these financial statements of $16,450, calculated using the closing market price of $0.02 per share on May 31, 2005, the date the notes were due.

         Under and subject to the terms and conditions of the Notes, a copy of which was attached to the Company's prior SEC filings, until the Notes are repaid, the note holders have the right to participate, under certain circumstances and at certain discounts, in, inter alia, the consummation of the sale of debt or equity securities of the Company in an aggregate amount of at least $3,500,000.

         The Company has fulfilled its undertaking to register all unregistered shares of Common Stock issued as part of the private placement, at its expense, and to file a registration statement with the SEC to effect the registration. The Company has also complied with the requirement of submitting an application with FDA to market the Company's device in the United States.

         The annual effective rate of interest on the note was 132%.

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

         The value of Common Stock amounting to $77,500 and other finance expenses of $5,000 for financing costs that were amortized over the term of the notes which became due on May 31, 2005. The amortization charges for the note for 2005 and 2004 were $60,227 and $22,273, respectively.

         The Notes were not paid by May 31, 2005, and the Company issued an additional 75,000 shares of Common Stock and started accruing interest at 1.5% per month. The Company recorded, for the 75,000 shares, a charge in these financial statements of $1,500, calculated using the closing market price of $0.02 per share on May 31, 2005, the date the notes were due.

         The effective rate of interest on the note was 168%.

         In 2004, the Company has capitalized a total of $1,127,513 (2003, $926,682) of finance costs, representing the value of Common Stock issued of $1,040,575 (2003, $796,875) and finance expenses of $86,938 (2003, $129,807), of which $797,438 (2003, $30,143) is amortized, leaving an aggregate cost of $330,075 unamortized. In 2005, the Company did not incur or defer any finance costs or expenses, and amortized the remaining $330,075 of unamortized deferred costs on the three set of notes indicated above.

10.      ADVANCES FROM STOCKHOLDERS

         Advances from stockholders included payments amounting to $1,050,000 received from Dr. Long and his affiliates during 2002 to finance the Company's working capital needs. The debt is unsecured and became payable on demand after December 31, 2002. The debt bears interest of 2% above the prime rate (7.25% at December 31, 2005). The interest is calculated quarterly, and is payable in unregistered shares of Common Stock, unless Dr. Long requests payment in cash at the start of the applicable quarter. The number of shares to be issued for the interest accrued during any quarter is determined using the closing price of the Common Stock on the last business day of the quarter. In 2005 and 2004, the interest amounted to $85,740 and $64,743, respectively. At December 31, 2005 and 2004, since no cash payment was requested for any quarter, an aggregate of 3,007,078 shares and 696,778 shares of Common Stock were reserved for issuance in payment of the interest. As at December 31, 2005 and 2004, total accrued interest of $317,613 and $167,129, respectively, have been credited to Additional Paid-In Capital.

         Advances from stockholders also included payments received from Dr. Long and his affiliates in 2005, 2004 and 2003 amounting to $1,605,381, $162,897 and $670,539, respectively. In June 2005, Dr. Long and his affiliates paid off $1.2 million due on the bank line of credit. This amount was credited to the 2005 advance account. The advances bear interest of 10% per annum. The interest for 2005 and 2004 amounted to $155,886 and $56,472, respectively, and has been accrued and added to the debt.

11.      LONG-TERM DEBT - RELATED PARTY

         On November 8, 2002, the Company issued its 10% three-year promissory convertible note in the principal amount of $450,000 to Dr. Long in consideration for his loan to the Company in such amount. The note (with accrued, unpaid interest thereon) is convertible at the end of three years (November 8, 2005), at the option of the holder, into unregistered shares of Common Stock at the rate of $0.40 per share, the closing price of the Common Stock on November 5, 2002. Interest for 2005 and 2004 amounted to $55,214 and $50,194, respectively, and has been added to the note amount and is disclosed as short-term portion of the long-term debt in these financial statements.

12.      INCOME TAXES

         Due to the Company's operating losses, there was no provision for U.S. income taxes in 2005 and 2004.

At December 31, 2005, the Company had Federal net operating loss carry forwards of approximately $64 million, which expire in years 2006 through 2025. However, substantially all of the net operating loss carry forwards are not utilizable, as a result of the limitations imposed by Section 382 of the Internal Revenue Code, due to ownership changes in 1992, 1995, 1997 and 1999. To the extent that these losses are utilizable, they may be offset against future U.S. taxable income, if any, during the carry forward period.

         The tax effects of temporary differences that give rise to deferred tax assets at December 31, 2005 and 2004 are as follows:



                                                     2005              2004
--------------------------------------------------------------------------------

Deferred tax assets:
    Net operating loss carryforwards             $ 24,393,597      $ 24,797,058
    Research and development credits                  510,609           510,609
    Other                                                --                --
                                                 ------------      ------------
Total gross deferred tax assets                    24,904,206        25,307,667
Deferred tax liabilities:
    Depreciation and amortization                    (108,468)          (40,763)
                                                 ------------      ------------
Net deferred tax assets                            24,795,738        25,266,904
Less valuation allowance                          (24,795,738)      (25,266,904)
                                                 ------------      ------------
Net deferred tax assets                          $       --        $       --
                                                 ============      ============


         The valuation allowances are equal to the deferred tax assets because of the uncertainty of the future realization of the assets.

13. COMMITMENTS AND CONTINGENCIES

Lease Commitments

         Total rental expense relating to operating expenses for the years 2005, 2004 and for the period from inception to December 31, 2005, was $82,813, $84,593 and $1,573,846, respectively.

         In 1999, the Company canceled or terminated various office leases that were being rented for approximately $17,000 per month. Beginning in 1999, the Company rented an office at an annual rental of $12,000. As of December 31, 2005, the Company occupied an aggregate of approximately 2,000 square feet near Atlanta, Georgia under month-to-month leases, for an annual rental of $14,400.

         Prior to MKG's acquisition of the controlling interest of the Company, the Company intended to move its operations to San Diego, California when cash resources become available. It had subleased from Abel Laboratories, Inc. ("Abel"), an affiliate of Dr. Long, approximately 5,000 square feet of furnished and laboratory equipped space. Under the arrangement, the Company was to pay Abel the same amount of rent paid by Abel to the landlord, without any adjustment. Abel's rent is $60,672, with an automatic annual adjustment based upon any increase that may occur in the Consumer Price Index. Abel waived the rental charge during three months of 2002. Abel's lease expires April 1, 2007.

        Employee Agreements

         The Company has no current employment agreements. Pursuant to an agreement with a former officer, the Company was obligated to pay royalties of 2% and 1%, respectively, on two inventions for which the officer was the inventor or co-inventor through December 31, 2005 or until such royalties reach $8 million, whichever occurs first. No royalties had been paid or accrued to the officer as of December 31, 2005.

        Vendor Commitments

         As part of its ongoing efforts to conserve cash resources, the Company, in 1999, negotiated agreements and settlements with certain vendors. During the period ended December 31, 1999, certain vendor-payable amounts were settled for about $77,000 less than the invoiced amounts. In addition, approximately $101,000 of the current accounts payable balances at December 31, 2005 and 2004 has been deferred by agreement with vendors until the Company has adequate financial resources.

        Bank Line of Credit

         The Company had a revolving line of credit arrangement with a commercial bank to borrow up to $1.2 million with interest at the greater of the bank's prime rate plus 0.5%. The borrowing limit under the line of credit, which originally was $500,000, was increased in November 2001 to $750,000, in January 2002 to $1 million and in June 2003 to $1.2 million. The line of credit expired on May 2, 2005, and Dr. Long and certain of his affiliates who had guaranteed the repayment of all borrowings, which also are secured with certain assets of the guarantors, paid off the debt. As of December 31, 2005, the amount paid off by Dr. Long and his affiliates is shown as Advances from Stockholder in the accompanying Balance Sheet.

        Redesign Agreement

         In October 2001, the Company entered into a $364,000 contract to redesign the Biofield Diagnostic System. As of December 31, 2005, the Company had paid $237,504 and owed $152,195 under the contract, including cost relating to contract amendments.

        Distribution Agreements

         In December 2001, the Company signed an exclusive three-year distribution agreement to market and to sell the Biofield Diagnostic System in southern Africa, subject to the distributor achieving specified annual sales targets. The Company signed similar distribution agreements in 2002 for South Korea, Brazil, Italy and Philippines, in 2003 for certain Middle Eastern countries and in 2005 for certain Far East countries. Except for initial purchases of demonstration devices, no subsequent purchases have been made and each of the agreements may be terminated by the Company.

        Notes Payable

        In connection with the issuance of its Notes and shares of Common Stock in the $329,000 private placement (see Notes 9 and 19), the Company is obligated to issue an additional 125,000 shares of its Common Stock for each $50,000 principal amount of unpaid Notes on May 31, 2005, the date of maturity and the Notes would be reset to bear interest at 1.5% per month. On December 31, 2004, the Company defaulted in repaying the notes issued under $1 million private placement and issued 2.5 million shares which were required to be issued to the investors under the terms of the agreement. On May 31, 2005, the date of maturity for $329,000 and $50,000 placements, the Company defaulted and the Company issued 897,500 shares in accordance with the terms of the agreement.

         The Notes were due and payable on the earlier of the date that the Company receives gross proceeds of at least $2.5 million from the sale of its debt and equity securities (for which purpose, all such sales within a six month period would be aggregated) or May 31, 2005. Under and subject to the terms and conditions of the Notes, a copy of which was attached to the Company's prior SEC filings, until the Notes are repaid, the note holders have the right to participate, under certain circumstances and at certain discounts, in, inter alia, the consummation of the sale of debt or equity securities of the Company in an aggregate amount of at least $3,500,000.

         In addition, the placement agent was issued five year cashless warrants to acquire 1,029,250 shares, exercisable at $0.20 per share, to purchase 10% of the number of shares of Common Stock issued to the holders of the Units in accordance with the terms of the agreement. Of the warrants issued to acquire 1,029,250 shares, warrants to acquire 339,750 shares were as penalty for default to repay notes on maturity.

Royalty fees payable to Dr. Long and his affiliates

         Pursuant the change of control agreements dated March 30, 2006, signed between MKG and the Long Group, the Company is required to pay to the Long Group a 1% royalty with respect to net sales of the Company's products generated worldwide. The precise method in which the royalties will be determined, paid, and verified shall subsequently be agreed to by MKG and the Long Group.

Consultancy fees payable to Dr. Long

         Pursuant the change of control agreements dated March 30, 2006, signed between MKG and the Long Group, the Company is required to pay $60,000 per annum as consultancy fees to Dr. Long or his assignee for three years.

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

         Voluntary services rendered by Dr. David Long since 2000

         During 2000 and every year thereafter, Dr. Long had provided services to the Company without compensation. The value of his services has been estimated at $100,000 for each year, which amount was recorded as a non-cash expense with a corresponding increase in the additional paid-in capital.

         Changes to Authorized Share Capital in 2000

         In October 2000, the Company amended its articles of incorporation to increase the number of authorized shares of Common Stock from 25 million shares to 40 million shares, and to reclassify all authorized shares of Preferred Stock as "undesignated preferred".

         Convertible note in favor of Dr. Long in 2002

         In November 2002, the Company issued its 10% three-year promissory convertible note in the principal amount of $450,000 to Dr. Long in consideration for his loan to the Company in such amount. The note (with accrued, unpaid interest thereon) is convertible at the end of three years, at the option of the holder, into unregistered shares of Common Stock at the rate of $0.40 per share, the closing price of the Common Stock on November 5, 2002. The note and interest thereon was not repaid on the due date in November 2005. At December 31, 2005, the principal and unpaid interest amounted to $607,350 (December 31, 2003 - $552,136).

         Shares due for interest accrued on 2002 advances by Dr. Long

         Interest on advances amounting to $1,050,000 from Dr. Long during 2002 is payable in unregistered shares of Common Stock, unless Dr. Long requests payment in cash for a quarter before the beginning of that quarter. The number of shares to be issued for the interest accrued during any quarter is determined using the closing price of the Common Stock on the last business day of the quarter. At December 31, 2005, an aggregate of 3,007,078 (December 31, 2004 - 696,778) unregistered shares of Common Stock have been reserved for issuance in payment of the then accrued interest. At December 31, 2005, the total accrued interest of $317,613 had been to additional paid-in capital, pending the issuance of 3,007,078 shares of Common Stock.

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

         In addition, the placement agent is to receive five year cashless warrants, exercisable at $0.20 per share, to purchase 10% of the shares of Common Stock received by the purchasers of the Units.

         The Notes are due and payable on the earlier of the date that the Company receives gross proceeds of at least $2.5 million from the sale of its debt and equity securities (for which purpose, all such sales within a six month period would be aggregated) or December 31, 2004. The Notes were not paid by December 31, 2004, and the Company is obligated to issue an additional 125,000 shares of Common Stock for each $50,000 principal amount of unpaid Notes and the Notes would be reset to bear interest at 1.5% per month. The Company issued 2.5 million shares, and has recorded a charge in these financial statements of $350,000, calculated using the closing market price of $0.14 per share on December 31, 2004, the date the notes were due. Under and subject to the terms and conditions of the Notes, a copy of which was attached to the Company's prior SEC filings, until the Notes are repaid, the note holders have the right to participate, under certain circumstances and at certain discounts, in, inter alia, the consummation of the sale of debt or equity securities of the Company in an aggregate amount of at least $3,500,000. The Company has fulfilled its undertaking to register all unregistered shares of Common Stock issued as part of the private placement, at its expense, and to file a registration statement with the SEC to effect the registration. The Company has also complied with the requirement of submitting an application with FDA to market the Company's device in the United States.

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

         The purchasers of the Units are to receive (i) an additional 125,000 shares of Common Stock for each $50,000 principal amount of Notes which are not repaid by May, 2005. The Company issued 822,500 shares, and has recorded a charge in these financial statements of $16,450, calculated using the closing market price of $0.02 per share on May 31, 2005, the date the notes were due. See Note 13.

         In addition, the placement agent is to receive five year cashless warrants, exercisable at $0.20 per share, to purchase 10% of the shares of Common Stock received by the purchasers of the Units.

$50,000 notes payable issued in 2004

         On September 8, 2004, the Company signed an agreement for $50,000 with the placement agent on the same terms and conditions as those for the notes issued under the $329,000 private placement, and received on September 8, 2004 and November 12, 2004, gross proceeds of $15,644 and $34,356 against issuance of notes payable of $15,644 and $34,356 and shares of Common Stock of 78,220 and 171,780, respectively. The Company issued 75,000 shares, and has recorded a charge in these financial statements of $1,500, calculated using the closing market price of $0.02 per share on May 31, 2005, the date the notes were due.

Sale of shares under Regulation S in 2004

         On October 13, 2004, the Company engaged an investment broker and consultant to obtain financing its operations while waiting for FDA approval by offering the Company shares of Common Stock to non-U.S. citizens overseas investors in accordance with the provisions of Rule 903 or Rule 904 of Regulation S or pursuant to registration of the securities under the Securities Act of 1933 at a cost of 50% of the amount of gross capital raised as fees. Under the agreement, the broker bears all the associated marketing and operating costs, and is required to offer the shares at a price per share of not less than $0.10. Under this arrangement, the Company received aggregate gross proceeds of $123,400 against aggregate issuance of 1,224,000 shares of Common Stock, at an aggregate discount of $38,425 over the market price on the date of the sale during the period from October 29, 2004 to December 31, 2004. In 2005, the
Company received aggregate gross proceeds of $295,250 against issuance of 3,240,333 shares of Common Stock at an aggregate discount of $90,167 over the market price on the date of the sale.

Increase in authorized capital to 60 million in 2005

         In March 2005, the Board of Directors and the majority of the stockholders of the Company approved to increase the Company's authorized capital of Common Stock from 40 million shares to 60 million shares.

16. RELATED PARTY TRANSACTIONS

The Laboratory Agreement

         In June 1992, the Company entered into a series of agreements with Dr. Long, then a director of the Company, and Abel Laboratories, Inc. ("Abel") which is owned by Dr. Long. One of the agreements (the "Laboratory Agreement") engaged Abel to provide specified preclinical research. Although the Laboratory Agreement expired in December 1993, the parties agreed that any research conducted thereafter by Abel for the Company would be pursuant to substantially the same terms as the Laboratory Agreement. Abel has conducted preclinical research for the Company since such time, but none during the three years ended December 31, 2005. Amounts owed to Abel at December 31, 2005 and 2004 are recorded as "Due to affiliate" in the accompanying financial statements.

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

         The Company, in January 1994, entered into a patent royalty agreement with Dr. Long and Abel, which assigned all rights to the Company for any patented inventions resulting from performance under the Laboratory Agreement. In return, the Company agreed to pay royalties, ranging from 5% to 20 % of revenue generated from such patented inventions, up to a maximum of $2 million per invention. As of December 31, 2005, the Company has been issued one United States patent in which Dr. Long is a named co-inventor, but the Company had not paid or accrued any royalties to Dr. Long under the agreement.

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

         In connection with the Long Transaction, D. Carl Long ("Mr. Long"), a son of Dr. Long, received a payment of $60,000 from the Company in consideration for a release of all obligations owed to him by the Company under his then employment agreement and consulting arrangement, as well as for a release of all then outstanding options to purchase Common Stock. The employment agreement, dated July 7, 1997, was for a term through July 7, 2000 and provided for Mr. Long's employment, as President and Chief Executive Officer of the Company, at an initial base compensation of $250,000 annually, plus a bonus of $70,000 subject to realization of certain milestones, and an automatic 5% cost-of-living increase. Mr. Long also had been issued options to purchase an aggregate of 338,238 shares of Common Stock at prices ranging from $1.02 to $9.18 per share. The consulting arrangement had been entered into as of April 15, 1999 for a monthly fee of $15,000. Although Mr. Long received no compensation for the three years ended December 31, 2005, he received $702,467 for the period from inception to December 31, 2005. In addition, although Mr. Long received no reimbursements for any expenses during the three years ended December 31, 2005, he received reimbursement of $313,425 for the period from inception to December 31, 2005.

         An entity controlled by C. Leonard Gordon, who had been the Chairman, President and Chief Executive Officer of the Company until his resignation in 1999 (in connection with the Long Transaction), had been receiving a fee of $80,000 annually for Mr. Gordon's services. During the three years ended December 31, 2005, Mr. Gordon and his affiliated entities received no payments from the Company. In connection with the Long Transaction, Mr. Gordon and his wife sold to Dr. Long 1,068,034 shares of Common Stock for $53,700.

         Harvey Horowitz, who resigned as a director in connection with the Long Transaction, had performed legal services for the Company prior to his resignation. During the three years ended December 31, 2005, Mr. Horowitz and his affiliated law firm received no payments, but received $109,095 for the period from inception to December 31, 2005.

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

Voluntary services rendered by Dr. Long Since 2000

        From 2000 to 2005, Dr. Long provided services to the Company without any compensation or benefit realized by Dr. Long. The value of his services was estimated at $100,000 for each year, and was recorded as a non-cash expense with a corresponding increase in the additional paid-in capital.

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

Advances and Long-Term Loan received from Dr. Long in 2002, 2003 and 2004

         From March 2002 to December 2005, Dr. Long and his affiliates extended financial support to the Company aggregating $3.5 million, including $450,000 note and accrued interest of $157,350 thereon which was repayable in November 2005. All the balances now are repayable on demand. See Notes 10 and 11.

17.      Stock Options


      At December 31, 2005, the Company has three stock option plans (the "Plans"), which are described below.

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

         A summary of the status of the Plans as of December 31, 2005, 2004, and 2003, and the changes during the years ended December 31, 2005, 2004, and 2003 is presented below:


                                               2005                      2004                           2003
                                     --------------------------    -------------------------    ------------------------
                                                    AVERAGE                       AVERAGE                    AVERAGE
                                       OPTIONS   EXERCISE PRICE    OPTIONS    EXERCISE PRICE    OPTIONS   EXERCISE PRICE


Outstanding at beginning of period     473,831   $      0.46       829,227    $   0.44           450,000    $   0.83
Granted                                   --                          --                         514,227        0.33
Exercised
Canceled                                  --                      (355,396)       0.41          (135,000)       1.32
                                     ---------   -----------     ---------       -----          --------       -----

Outstanding at end of year             473,831          0.46       473,831        0.46           829,227        0.44
                                     ---------   -----------     ---------       -----          --------       -----
Options exercisable at year end        373,831          0.42       366,331        0.41           614,227        0.38
                                     ---------   -----------     ---------       -----          --------       -----
Options available for future grant   1,210,496
                                     ---------

Weighted-average fair value of options
  granted during the period                 N/A                       N/A                      $   0.33
                                          -----                      ----                      --------



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

         A summary of the status of the Company's NSOs granted outside the Plans as of December 31, 2005, 2004, and 2003 and the changes during 2005, 2004, and 2003 are presented below:


                                             2005                      2004                           2003
                                     --------------------------    -------------------------    ------------------------
                                                    AVERAGE                       AVERAGE                    AVERAGE
                                       OPTIONS   EXERCISE PRICE    OPTIONS    EXERCISE PRICE    OPTIONS   EXERCISE PRICE


Outstanding at beginning of period     350,000          0.62       368,382       0.74           386,764    $   1.06
Granted                                   --                          --                           --
Exercised                                 --           --             --          --               --
Canceled                                  --           --          (18,382)      3.00          (18,382)        7.48
                                     ---------   -----------     ---------      -----          --------       -----

Outstanding at end of year             350,000          0.62       350,000       0.62           368,382    $   0.74
                                     ---------   -----------     ---------      -----          --------       -----
Options exercisable at year end        350,000          0.62       350,000       0.62           368,382    $   0.74
                                     ---------   -----------     ---------      -----          --------       -----

Weighted-average fair value of options
  granted during the period                 N/A                       N/A                         N/A
                                          -----                      ----                        -----


         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 2005:

                   Number                          Number
                 Outstanding      Weighted-       Exercisable      Weighted-
Range               at            Average            at             Average
of Exercise      December 31,     Remaining       December 31,     Exercise
Prices              2005           Life (Yrs.)       2005            Price
================================================================================

$   0.33         258,831            2.08          258,831          $   0.33
    0.44           5,000            0.75            5,000              1.75
    0.62         560,000            0.92          560,000              0.62
                 -------                          -------
                 823,831                          823,831
                 =======                          =======



         As provided by SFAS 148, the fair value of each option granted before the IPO in 1996 is estimated on the date of grant using the minimum value method, and the fair value of each option grant after the IPO is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for option grants during 2003 with an expected life of five years: (a) dividend yield of 0.0%; (b) expected volatility of 98.76%; and (c) risk-free interest rate of 3.98%. There were no options granted in 2005 or 2004.

         On February 23, 2006, the Company granted options to purchase 1,000,000 and 100,000 shares of the Company's Common Stock to John Stephens, the Company's Senior Vice President and Cri Hilmer, Vice President of Sales, respectively, at an exercise price of $0.04. On March 1, 2006, the Company granted options to purchase 100,000 shares of the Company's common stock to Piyush Desai, a financial consultant for services rendered. All the options vest on the dates of the grants and expire on February 23, 2011. The market price of the Company's share on the dates of all the grants of options was 0.027.

         Had compensation cost for the Plans been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net loss and net loss per common and common equivalent share for the years ended December 31, 2005, 2004 and 2003 would have been increased to the pro forma amounts indicated below:

                                      2005             2004            2003
                                 ---------------------------------------------
Net loss, as reported            $  (2,225,312)   $  (3,846,517)   $(2,164,698)
Add: Total stock-based
 employee compensation
 expense determined under
 fair value based method for
 all awards, net of related tax
 effects                                     -           (5,659)      (133,961)
                                 -------------    -------------   ------------
Pro forma net loss               $  (2,225,312)   $  (3,852,176)  $ (2,298,659)



Earnings per share:
Basic and diluted loss per share:
 as reported                     $       (0.06)   $       (0.12)  $      (0.08)
 pro forma                       $       (0.06)   $       (0.12)  $      (0.09)
                                 =============    =============   ============



         In addition to the options indicated above, the Company granted five-year cashless warrants with an exercise price of $0.20 per share as compensation to the placement agent under the 1 million and $379,000 private placements in 2003 and 2004. A summary of the status of the warrants as of December 31, 2005, 2004, and 2003, and the changes during the years ended December 31, 2005, 2004, and 2003 is presented below:



                                                  2005                           2004                           2003
                                      -------------------------------   --------------------------   ------------------------------
                                                         Average                      Average                            Average
                                        WARRANTS       EXERCISE PRICE   WARRANTS    EXERCISE PRICE    WARRANTS        EXERCISE PRICE


Outstanding at beginning of period          689,500       $0.20           318,750      $0.20                  -         $0.00
Granted                                     339,750        0.20           370,750       0.20            318,750          0.20
Exercised
Canceled                                         -         0.00                -        0.00                  -          0.00
                                         ----------       -----          --------      -----           --------          ----
Outstanding at end of year               1,029,250         0.20          689,500        0.20            318,750          0.20
                                         ----------       -----          --------      -----           --------          ----
Warrants exercisable at year end         1,029,250         0.53          689,500        0.20            318,750          0.20
                                         ----------       -----          --------      -----           --------          ----




18.       DEVELOPMENT STAGE COMPANY

         The Company is in the development stage, and its operations are subject to the risks inherent in the establishment of a new business with previously untested technology. The Company has generated nominal revenues and has accumulated losses of more than $72 million for the period from inception through December 31, 2005. Since inception, the Company has financed its operations primarily by the issuance of equity securities, interest income on the then unutilized proceeds from these issuances and short-term borrowings.

         During 2005, the Company financed its operations with (a) $1,736,361 of advances from Dr. Long and his affiliates, and (b) $295,250 from issuance of shares of Common Stock. See Notes 8, 9 and 10.

         The Company requires the immediate infusion of long-term capital to continue it operations. See Note 1.

19.       SUBSEQUENT EVENT

Issue of options for services rendered

         On February 23, 2006, the Company granted options to purchase 1,000,000 and 100,000 shares of the Company's Common Stock to John Stephens, the Company's Senior Vice President and Cri Hilmer, Vice President of Sales, respectively, at an exercise price of $0.04. On March 1, 2006, the Company granted options to purchase 100,000 shares of the Company's common stock to Piyush Desai, a financial consultant for services rendered. All the options vested immediately and expire on February 23, 2011. The market price of the Company's share on the dates of grant of options was 0.027.

Change in ownership control

        On March 30, 2006, the Long Group entered into three agreements with MKG. The agreements provide, among other things, that:

          o MKG will acquire all the shares of Common Stock of the Company presently issued to the Long Group (comprising an aggregate of 8,747,528 shares).

          o Certain members of the Long Group will assign $2 million of the total debt owed them by the Company.

          o For a three year term, MKG will give the Long Group a royalty equal to 1% of net sales of the Company's products MKG generates worldwide;

          o Pursuant to the terms of the Consulting Agreement, Dr. Long or his nominee will remain as a consultant to the Company for a term of three years and receive an annual payment of $60,000 upon each anniversary of the Consulting Agreement; and

          o MKG shall exercise voting rights of any and all shares of the Company's stock in favor of Dr. Long or his nominee remaining on the Board of the Company and all stock options and other benefits to which other Board members are entitled.

         Specifically, at the March 31, 2006 closing, the Long Group transferred all of its shares of common stock presently issued to them in the Company (approximately 17.49% of all shares of Common Stock of the Company on a fully diluted basis or approximately 20.6% of all outstanding shares of Common Stock of the Company issued as of December 31, 2005). Effective March 30, 2006, Dr. Long intended to remain on the Board so long as his health permits but he died on April 8, 2006 and his assignee has not been nominated; the other two Board members (Dr. Raymond Long and John Stephens) have resigned, their vacancies being filled by James MacKay (the Chairman of the Board of MKG) and his designee, Michael Yom, thereby giving MKG control of the Company's Board of Directors. Further, as of March 31, 2006, certain members of the Long Group assigned $2 million (comprising principal and accrued interest) of the total debt owed to members of the Long Group by the Company as well as all rights associated with such debt under any note, instrument, agreement or other authorization and under applicable law, under which the debt may be converted into equity of the Company (the "Assigned Debt").

         Pursuant to the agreements, MKG has undertaken to make reasonable best efforts to cause the Company to convert all of the assigned debt into shares of Common Stock of the Company at $0.05 per share (the "Converted Shares"). In the event of the conversion of all of the Assigned Debt into shares of Common Stock of the Company, MKG will retain 51% of the Converted Shares plus an additional portion of the Converted Shares so that, together with the shares MKG acquired on March 30, 2006 from the Long Group, MKG would then hold 51% of all the shares of Common Stock issued and outstanding (on a fully-diluted basis) of the Company existing immediately prior to the time of conversion. All shares remaining of the Converted Shares not retained by MKG will be transferred to members of the Long Group, provided that the Long Group agrees to deliver a proxy with respect to all voting rights associated with those remaining shares. If MKG fails to convert the Assigned Debt on or before June 27, 2006 or within another time period mutually agreed by MKG and the Long Group, it is required to re-assign the debt to the Long Group. In addition, pursuant to the agreements, to the extent that any other debt owed to the Long Group by the Company is converted into shares of Common Stock, the Long Group agreed to transfer 51% of such shares to MKG. In return for the foregoing restructuring, MKG has agreed to bring in necessary funding and management, move the Company's office to Philadelphia and immediately utilize the contact base of MKG and its principals to bring Company's products to Asia and other markets as quickly as feasible.


         MKG is making these purchases and is being assigned the debt (as well as possibly converting the latter into Company's Common Stock) potentially to gain control of the Company. MKG is not a member of a group relating to the Company.

Royalty fees payable to Dr. Long and his affiliates

         Pursuant the change of control agreements dated March 30, 2006, signed between MKG and the Long Group, the Company is required to pay to the Long Group 1% royalty with respect to net sales of the Company's products generated worldwide. The precise method in which the royalties will be determined, paid, and verified shall subsequently be agreed to by MKG and the Long Group.

Consultancy fees payable to Dr. Long

         Pursuant the change of control agreements dated March 30, 2006, signed between MKG and the Long Group, the Company is required to pay $60,000 per annum as consultancy fees to Dr. Long or his assignee for three years.

ITEM 8A. CONTROLS AND PROCEDURES.





Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of December 31, 2005 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING


As required by Rule 13a-15(d), the Company's Chairman and Chief Financial Officer, also conducted an evaluation of Biofield's internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During the preparation of the Company's financial statements as of and for the year ended December 31, 2005, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, the Company has initiated the changes in internal control, to the extent possible given limitations in financial and manpower resources, also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.



LACK OF ADEQUATE ACCOUNTING STAFF

The Company was aware of its staffing needs and took steps to address its understaffed Finance and Accounting team to correct this material weakness. The Company engaged an independent contractor with extensive CFO-level management and SEC reporting experience in public companies. The Company feel's this addition to the Company's Finance and Accounting team will improve the quality of future period financial reporting.

TIMELY CLOSING OF THE BOOKS

Management identified a material weakness based on the Company's delay in closing its books.

To correct this material weakness, checklists will be developed delineating tasks, preparation responsibilities, and review responsibilities targeting specific completion dates. The checklist will provide evidentiary support of work performed and reviewed. Specific checklist will be developed for non-quarter end months, quarter end months, and the annual close. These checklists have been developed and will be implemented in the 2nd quarter 2005 close process and utilized in the preparation of the 2nd quarter 2005 Form 10-QSB and subsequent period ends.

ITEM 8B.    OTHER INFORMATION

            None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our directors and executive officers are:

Name                                 Age      Positions and Offices
James MacKay                         47       Chairman of the Board
Michael Yom                          39       Director

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

         Dr. David Long resigned as the Chairmen and Mr. James MacKay was appointed our Chairman and a director as of March 30, 2006. Mr. MacKay is a global entrepreneur and venture capitalist respected by governments, financiers, businesses and other organizations throughout the world He has been involved in a number of significant international projects with other associates. His contacts extend to leading government and industry representatives from France, the United Kingdom, China, Japan, Korea, Thailand, Singapore, India and the Philippines, among other countries. During his career, he has helped fund and operate and/or been otherwise involved in significant ventures worldwide, including, but not limited, to ventures associated with individuals in the musical and entertainment industry; leading hotels and resorts in Europe, the Caribbean, and/or Asia; individuals in the aviation industry; leading technology related to global tracking, homeland/global security, and anti-counterfeiting; port development and initiatives between Asia and the United States; passenger and cargo air traffic servicing parts of Asia and beyond; leading healthcare/ medical technology, especially those servicing the Philippines and China; and mining and oil in Asia.

         Within the last five years, Mr. MacKay has served and currently serves as the chairman of several public companies providing leading technology throughout the world, including China, Europe, and North America. Since April 2004, he has served and continues to serve as the chairman of Sure Trace Security Corporation (OTC: SSTY), which provides leading integrated anti-counterfeiting technology, software, and solutions throughout the world. Previously, Mr. MacKay served the following capacities, among others:


November 2002-April 2004:  CYOB Systems Ltd.              Director

June 2002-November 2004:   World Gaming Corp.             Interim CEO

May 2001-June 2002         Self-Employed Entrepreneur     Consultant

Mr.  MacKay is also the  chairman of Globe Staff  Consulting  Corporation  (OTC:
GFSC), a leading provider of geotracking and security technology and solutions. Sure Trace owns a controlling interest in Globe Staff. Mr. MacKay helped secure arrangements for Globe Staff to provide sophisticated global tracking and other security-related solutions for the French Ministry of Interior. After 8 months research and development the delivery of Globe Staff's newest tracking prototype to the French police has passed all their initial tests. Based in part on MacKay;s contacts, Globe Staff has announced that it intends to expand operations to other parts of Europe and Asia, including China.

Mr.  MacKay is also the  chairman of Globe Staff  Consulting  Corporation  (OTC:
GFSC), a leading provider of geotracking and security technology and solutions. Sure Trace owns a controlling interest in Globe Staff. Mr. MacKay helped secure arrangements for Globe Staff to provide sophisticated global tracking and other security-related solutions for the French Ministry of Interior. After 8 months research and development the delivery of Globe Staff's newest tracking prototype to the French police has passed all their initial tests. Based in part on MacKay;s contacts, Globe Staff has announced that it intends to expand operations to other parts of Europe and Asia, including China.

         Mr. MacKay is also the chairman of True Product ID, Inc. (OTC: TPDI), which is the operational arm of Sure Trace and Globe Staff. To create a world standard for Sure Trace's leading anti-counterfeiting and geotracking solutions, Mr. MacKay hired one of Philadelphia's leading technology and knowledge-based executives, Richard A. Bendis, as TPID's president and CEO. Mr. Bendis, most recently president and CEO of Innovation Philadelphia (IP), a regional technology-based economic development organization, brings to TPID a long and distinguished career as entrepreneur, corporate executive, venture capitalist, investment banker, and consultant in the technology and healthcare industries. He is also an international business consultant and featured speaker to the United Nations, NATO, the European Commission, MITI, and global technology-based enterprises and countries. Mr. MacKay further hired global technology leader and innovator, John. G. Voeller, as TPID's Chief Technology Officer. Mr. Voeller is currently Senior Vice President, Chief Knowledge Officer and Chief Technology Officer for Black & Veatch, a multi-billion dollar global engineering and construction company. He has consulted for the Department of Homeland Security and has been bestowed with the American Society of Mechanical Engineers (ASME) Fellowship in the Office of Science and Technology Policy for the Executive Office of the President of the United States.

         Mr. MacKay is the chairman of the MacKay Group, Inc. ("MKG"). In addition to Biofield, MKG is the joint venture partner of First Versatile Smartcard Solutions Corporation with regard to the Manila Central Clearing House Project The Project will provide and develop one of the leading smartcard (a debit-like card for low-value transaction) systems in the Philippines, including, but not limited to, in connection with the public transport market and leading service providers in Manila such as department stores, fast food outlets, telecommunications companies and petrol/service stations. Based on its contacts in Asia, MKG hopes that the system can be replicated throughout Asia, including China. MKG also uses its significant contacts in Asia, Europe, North America and elsewhere to pursue international ventures relating to healthcare, biotechnology, and pharmaceutics; advanced technology and software development; aviation (passenger/cargo); mining; oil; hotel, resort, and real estate development; entertainment; and port development, among others.

         Dr. Raymond Long and Mr. John Stephens resigned as directors and Mr. Michael Yom was appointed as a director and President of the Company. Mr. Yom has a distinguished background spanning over 15 years in international and domestic business. He has extensive experience in the medical device field, particularly in the areas of business development, strategic planning, management and mergers and acquisitions. Prior to Biofield, from June 2005 to March 30, 2006, Mr. Yom served as a senior operational consultant for Sure Trace, where he helped oversee investor relations, fund raising, and due diligence activities on acquisition targets. Prior to Sure Trace, from 2000 to June 2005, Mr. Yom was the executive vice president, corporate strategy, for Encapsulation Systems, Inc. where he was employed since 2000. There, he helped oversee aspects relating to presenting and negotiating financing opportunities with venture capital firm, angel investors, and reverse acquisition targets. He helped oversee R&D, regulatory, clinical trial, vendor, funding, and licensing aspects for a number of significant projects, including those related to the Transdermal Drug Delivery System and Encapsulated Bicarbonate.


         On April 8, 2006,  Dr. David Long died.  He had continued to serve as a director after the change in the control of ownership on March 30, 2006.

         No family relationship exists among any of our directors or executive officers.

         As none of our directors would be considered to be independent, we do not have an Audit Committee. Our most recent independent directors resigned in December 2002, and we have not had the available financial resources to obtain any replacements. Furthermore, none of our directors would have the experience to be considered an audit committee financial expert.

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

         Our Board of Directors has adopted a Code of Ethics which applies to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. A copy of our Code of Ethics will be furnished, without charge, to any person upon written request to Michael Yom, President at our principal executive offices.

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

         Based upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during fiscal year ended December 31, 2005 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with on a timely basis, except for each of Dr. David M. Long, Jr., President and Chief Executive Officer, and Long Family Partners II LP, an owner of ten- (10%) percent or more of the Company's Common Stock, each of whom failed to file on a timely basis a report required by Section 16(a). Each transaction has been subsequently reported.

ITEM 10.    EXECUTIVE COMPENSATION.

SUMMARY OF EXECUTIVE COMPENSATION

         The following table sets forth information concerning compensation for services in all capacities awarded or paid to, or earned by, our chief executive officer and our other executive officer who received, on an accrual basis, cash compensation from us aggregating at least $100,000 during the year ended December 31, 2005.




                                                      SUMMARY COMPENSATION TABLE
                                                                                         Long-Term
                                                                                        Compensation
                                                      Annual Compensation                  Awards
Name                                                                                No. of Securities     All Other
and Principal Positions              Year        Salary       Bonus       Other     Underlying Options    Compensation

David M Long, Jr., M.D.,Ph.D.         2005         -            -           -                -                   -
  Former Chairman and Chief
  Executive Officer
                                      2004         -            -           -                -                   -
                                      2003         -            -           -                -                   -

John D. Stephens                      2005    $112,333          -           -                -                   -
 Former Senior Vice President and
Chief Operating Officer

                                      2004    $133,907(1)       -       10,615(2)            -                   -

                                      2003     $60,843(3)    $ 2,000        -         101,538 shares(4)          -




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

STOCK OPTIONS GRANTED

         We did not grant any stock options or stock appreciation rights in 2005 to our Executive Officers.

AGGREGATED OPTIONS EXERCISED AND YEAR-END VALUES

         The following table sets forth the total number of exercisable and unexercisable stock options held by each of our executive officers named in the above Summary Compensation Table who held any stock options as of December 31, 2005. No options to purchase our common stock were exercised by any of our executive officers during the year ended December 31, 2005 and no stock appreciation rights were outstanding at December, 2005.


                                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES
                                    Number of Securities Underlying         Value of Unexercised
                                          Unexercised Options               In-the-Money Options
                                         at December 31, 2005               at December 31, 2005

Name                               Exercisable       Unexercisable      Exercisable    Unexercisable

David M. Long, Jr.                 350,000 shares         -0-               -0-              -0-

John D. Stephens                   186,538 shares         -0-               -0-              -0-



COMPENSATION OF DIRECTORS

         No cash compensation was paid to our directors during the year ended December 31, 2005, and we have no standard arrangements pursuant to which directors are compensated for any services provided as such.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth, as of March 31, 2006, the number of shares of our common stock beneficially owned by (a) each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding common stock, (b) each of our current directors, (c) each of the persons named in the Summary Compensation Table appearing under Item 10. - "Executive Compensation", and (d) all our directors and executive officers, as a group (three persons). Except as indicated in the footnotes to this table, we believe that the persons named in this table have sole voting and investment power with respect to the shares of our common stock indicated. As of such date, we had 40,836,805 shares of Common Stock outstanding and no shares of Preferred Stock outstanding.

Name (1)                      Shares Beneficially Owned (2)     Percent of Class

The MacKay Group, Inc.        8,747,531                          21.4%


-----------------------------------
     (1) The address for each person or entity, except as otherwise indicated, is c/o 1615 Walnut Street, 3rd Floor, Philadelphia, PA 19103.

     (2) All shares are held of record, unless otherwise stated.

CHANGE OF CONTROL

         On March 30, 2006, the Long Group entered into three agreements with The MacKay Group, Inc. ("MKG"). The agreements provide, among other things, that:


          o MKG will acquire all the shares of Common Stock of the Company presently issued to The Long Group (comprising an aggregate of 8,747,528 shares).

          o Certain members of the Long Group will assign $2 million of the total debt owed them by the Company.

          o For a three year term, MKG will give the Long Group a royalty equal to 1% of net sales of the Company's products MKG generates worldwide;


          o Pursuant to the terms of the Consulting Agreement, Dr. Long or his nominee will remain as a consultant to the Company for a term of three years and receive an annual payment of $60,000 upon each anniversary of the Consulting Agreement; and

          o MKG shall exercise voting rights of any and all shares of the Company's stock in favor of Dr. Long or his nominee remaining on the Board of the Company and all stock options and other benefits to which other Board members are entitled.

         Specifically, at the March 31, 2006 closing, the Long Group transferred all of its shares of common stock presently issued to them in the Company (approximately 17.49% of all shares of Common Stock of the Company on a fully diluted basis or approximately 21.4% of all outstanding shares of Common Stock of the Company issued as of December 31, 2005). Effective March 30, 2006, Dr. Long had intended to remain on the Board so long as his health permitted but he died on April 8, 2006 and his assignee has not been nominated; the other two Board members (Dr. Raymond Long and John Stephens) have resigned, their vacancies being filled by James MacKay (the Chairman of the Board of MKG) and his designee, Michael Yom, thereby giving MKG control of the Company's Board of Directors. Further, as of March 31, 2006, certain members of the Long Group assigned $2 million (comprising principal and accrued interest) of the total debt owed to members of the Long Group by the Company as well as all rights associated with such debt under any note, instrument, agreement or other authorization and under applicable law, under which the debt may be converted into equity of the Company (the "Assigned Debt").

         Pursuant to the agreements, MKG has undertaken to make reasonable best efforts to cause the Company to convert all of the Assigned Debt into shares of Common Stock of the Company at $0.05 per share (the "Converted Shares"). In the event of the conversion of all of the Assigned Debt into shares of Common Stock of the Company, MKG will retain 51% of the Converted Shares plus an additional portion of the Converted Shares so that, together with the shares MKG acquired on March 30, 2006 from the Long Group, MKG would then hold 51% of all the shares of Common Stock issued and outstanding (on a fully-diluted basis) of the Company existing immediately prior to the time of conversion. All shares remaining of the Converted Shares not retained by MKG will be transferred to members of the Long Group, provided that the Long Group agrees to deliver a proxy with respect to all voting rights associated with those remaining shares. If MKG fails to convert the Assigned Debt on or before June 27, 2006 or within another time period mutually agreed by MKG and the Long Group, it is required to re-assign the debt to the Long Group. In addition, pursuant to the agreements, to the extent that any other debt owed to the Long Group by the Company is converted into shares of Common Stock, the Long Group agreed to transfer 51% of such shares to MKG. In return for the foregoing restructuring, MKG has agreed to bring in necessary funding and management, move the Company's office to Philadelphia and immediately utilize the contact base of MKG and its principals to bring Company's products to Asia and other markets as quickly as feasible.

         MKG is making these purchases and is being assigned the debt (as well as possibly converting the latter into Company's Common Stock) potentially to gain control of the Company. MKG is not a member of a group relating to the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth, as of December 31, 2005 (a) the number of our securities issuable upon the exercise of outstanding options, warrants and rights, (b) the weighted-average exercise price of such outstanding options, warrants and rights, and (c) the number of our securities remaining available for future issuance, with respect to each of our compensation plans (including individual compensation arrangements).



                                                 EQUITY COMPENSATION PLAN INFORMATION

                                                                                                        (c)
                                                                                                Number of securities
                                        (a)                                                    remaining available for
                               Number of securities to be              (b)                      future issuances under
                                issued upon exercise of     Weighted-average exercise          equity compensation plans
                                 outstanding options,       price of outstanding options,        (excluding securities
Plan category                      warrants and rights           warrants and rights           reflected in column (a))
Equity compensation
  plans approved by
  security holders                     823,831                       $0.53                        1,210,496
Equity compensation
  plans not approved by
  security holders                    1,029,250                        0.20                            -0-
      Total                           1,853,081                      $0.35                        1,210,496



         From time to time, we have entered into agreements with third parties who have agreed to render investment banking, public relations and financial advisory services to us. We agreed to issue to CGF Securities, Inc., the placement agent for our $1 million and $329,000 private placement and $50,000 note, which commenced in December 2003 and was completed in November 2004, as partial compensation for its services in the placement, warrants to purchase 689,500 shares, being 10% of the shares of our common stock which we issued to the investors in the placements. The warrants are exercisable during a five year period at $0.20 per share. The equity compensation plan not approved by shareholders that is referred to in the above table represents our agreement with CGF Securities, and assumes that as stipulated in the agreement with CGF Securities, we will be required to issue warrants to purchase 339,750 warrants for defaulting to repay the notes on December 31, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In June 1992, we entered into several agreements with Abel Laboratories, Inc., an affiliate of Dr. David Long, our former Chairman. One of these agreements, a laboratory services agreement, which expired December 31, 1993, engaged Abel to provide specified preclinical research to be managed by Dr. Long. Effective January 1, 1994, pursuant to a master laboratory services agreement, Abel agreed that any research thereafter conducted for us by Abel would be on substantially the same terms as the laboratory services agreement and would be on the basis of a budget approved by us. Although from time to time Abel has conducted additional preclinical research for us, no research had been preformed by Abel since 1998.

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

         In June 2000, we obtained a $500,000 line of credit from California Bank & Trust, repayment of which had been personally guaranteed by Dr. David Long and certain of his affiliates and secured by their collateral. The line was increased in November 2001 to $750,000, in January 2002 to $1 million and, in June 2003, to $1.2 million. As of December 31, 2004, the line was fully utilized. In December 2001, we granted Dr. Long an option to acquire 350,000 shares of our common stock at $0.62 per share (the closing price of our common stock on the date of grant) as compensation for such guaranty and collateralization with respect to the 2001 year; we have not compensated Dr. Long or any of his affiliates with respect to their guaranty or collateralization since such time, nor do we have any written obligation to do so.

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

         In order to meet our operating requirements, an affiliate of Dr. David Long lent us $505,406, $147,032 and $1,525,261 in 2003, 2004 and 2005,
respectively. These advances, which were outstanding on March 31, 2006, bear interest at 10% per annum and are due on demand. At December 31, 2005, December 31, 2004, and December 31, 2003, interest of $247,263, $42,618 and $48,759, respectively, was accrued for these loans.

         During 2003, we were unable to pay our employees, including John Stephens, our Senior Vice President and Chief Operating Officer, all previously agreed compensation. We agreed with Mr. Stephens to defer $33,574 of his 2003 compensation until such time, if at all, as we have the financial ability to make such payment and agreed that, at the time of such payment, we would pay him an additional $48,583. In addition, during 2003, in consideration for Mr. Stephens' voluntary agreement to temporarily reduce his compensation during a four month period, we issued him non-qualified options under our 1996 Stock Option Plan to acquire an aggregate of 101,538 shares of our common stock at a price of $0.33 per share, the closing price of our common stock on the date of grant. Such options became fully exercisable on August 4, 2003 and expire February 4, 2008. As at December 2005, $85,465 was due to him for salary and for the interest on the 2003 deferred salary.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

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

       10.24 Agreement, dated February 9, 2004, between Biofield Corp. and ROI Group Associates, Inc. (10)

       10.25 Agreement, dated October 16, 2003 between Biofield Corp, and CGF Securities, LLC. (10)

       10.26 Change in Terms Agreement, dated December 11, 2003, between Biofield Corp. and California Bank & Trust. (10)

       10.27 Agreement, dated June 11, 2003, as amended December 11, 2003, by Biofield Corp. to John Stephens. (10)

       10.28 Consulting agreement between The Mackay Group, Inc. and Dr. David Long dated March 30, 2006. (11)

       10.29 Stock Acquisition and Voting Agreement between The Mackay Group, Inc. and Dr. David Long, Jr., Donna R Long, Dr. Raymond A Long, the Long Family Trust and the Long Family Partners II LP dated March 30, 2006. (11)

       13. Annual report to security holders for the last fiscal year, Form 10-Q or 10-QSB or quarterly report to security holders. - Not applicable.

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

       23.    Consent of experts and counsel - None

       24.    Power of attorney - Not applicable.

       27.    Financial Data Schedule - Not applicable.

       31.    Rule 13a-14(a)/15d-14(a) Certifications

              *31.1 Certification of James MacKay, Chairman and Chief Executive Officer

              *31.2 Certification of Michael Yom, Director and Chief Accounting Officer

       32.    Section 1350 Certifications

              *32.1 Certification of James MacKay, Chairman and Chief Executive Officer

              *32.2 Certification of Michael Yom, Director and Chief Accounting Officer

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

       (4) Incorporated by reference to Biofield's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

       (5) Incorporated by reference to Biofield's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

       (6) Incorporated by reference to Biofield's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2002.

       (7) Incorporated by reference to Biofield's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

       (8) Incorporated by reference to Biofield's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

       (9) Incorporated by reference to Biofield's Current Report on Form 8-K filed on April 6, 2006.

   (b) Reports on Form 8-K

       None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The following table sets forth fees billed to us by our independent accountants during the fiscal years ended December 31, 2005 and December 31, 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and
(iv) all other fees for services rendered. "Audit Related Fees" consisted of consulting fees regarding accounting issues. "All Other Fees" consisted of fees related to the issuance of consents for our SB-2 Registration Statements and this Annual Report. Since we have no audit committee, none of these services were approved by an audit committee, and we have no pre-approval policies or procedures.



                                     Year ended December 31,

                                     2005           2004
                                     ----           ----

       Audit Fees(1)                 $83,037        $71,568

       Audit Related Fees(2)         -0-            -0-

       Tax Fees(3)                   -0-            -0-

       All Other Fees(4)             -0-            16,025

       Total                         $83,037        $87,593
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

Dated:  May 30, 2006
                              BIOFIELD CORP.

                              By: /s/ James MacKay
                                  ----------------------------------------------
                                      James MacKay
                                      Chairman


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated:  May 30, 2006          /s/ James MacKay
                                ------------------------------------------------
                                    James MacKay
                                    Chairman and Director


Dated: May 30, 2006           /s/ Michael Yom
                                ------------------------------------------------
                                    Michael Yom
                                   (President, Director and Principal
                                    Executive, Financial and Accounting Officer)

                                                                    Exhibit 31.1
                                                                    ------------

I, James MacKay, certify that:

1. I have reviewed this annual report on Form 10-KSB of Biofield Corp. for the year ended December 31, 2005;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this annual report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15 (e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures, and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

     d) Disclosed in this annual report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's fourth quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over the financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: May 30, 2006                  By: /s/ James MacKay
                                           -------------------------------------
                                           James MacKay
                                           Chairman

                                                                    Exhibit 31.2
                                                                    ------------

I, Michael Yom, certify that:

1. I have reviewed this annual report on Form 10-KSB of Biofield Corp. for the year ended December 31, 2005;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this annual report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15 (e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

     d) Disclosed in this annual report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's fourth quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over the financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: May 30, 2006          By: /s/ Michael Yom
                                   -------------------------------------------
                                    Michael Yom
                                    President, Director and Principal Executive,
                                    Financial and Accounting Officer)

                                                                    Exhibit 32.1

                      CERTIFICATION PURSUANT TO SECTION 906
                                       OF
                         THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report on Form 10-KSB of Biofield Corp. (the "Company") for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Covered Report"), I, James MacKay, Chairman of the Company, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that:

The Covered Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

The information contained in the Covered Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this certificate as of this 30th day of May 2006.

/s/ James MacKay
----------------------------------------
James MacKay
Chairman

                                                                    Exhibit 32.2

                      CERTIFICATION PURSUANT TO SECTION 906
                                       OF
                         THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report on Form 10-KSB of Biofield Corp. (the "Company") for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Covered Report"), I, Michael Yom President and Principal Executive, Financial and Accounting Officer of the Company, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that:

The Covered Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

The information contained in the Covered Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this certificate as of this 30th day of May 2006.

/s/ Michael Yom
------------------------------
Michael Yom
President, Director and
Principal Executive, Financial and
Accounting Officer