Form 10QSB
period 2006-03-31
BIOFIELD CORP \DE\
filed 2007-03-05
CIK 1007018

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB*


                                   (Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006


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

                          1615 Walnut Street, 3rd Floor
                        Philadelphia, Pennsylvania 19103
                    (Address of principal executive offices)

                                 (215) 972-1717
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

*Registrant has been delinquent in its Form 10-Qs for 2006. Events discussed in this filing are reported and are accurate at the time of preparation. However, there was a management change effective as of March 30, 2006. Moreover, the former Chairman, Dr. David Long, died April 8, 2006. Consequently, executions, affidavits and required Certifications alluded to were necessarily changed to reflect new management.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

43,142,936 shares of common stock as of March 31, 2006.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORM YES [ ] NO [X]



                                 BIOFIELD CORP.
                                   FORM 10-QSB
                                      INDEX

                                                                                         Page Number
                                                                                         -----------

PPART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated  Balance Sheets as of March 31, 2006  (unaudited)  and December 31,
2005                                                                                           3

Consolidated  Statements of Operations for the three months ended March 31, 2006 and 2005 and for the period  October 16, 1987 (date of inception)  through March
31, 2006 (unaudited)                                                                           4


Consolidated Statements of Stockholders' Equity (Deficit) for the period October
16, 1987 (date of inception) through March 31, 2006 (unaudited)                                5


Consolidated  Statements of Cash Flows for the three months ended March 31, 2006 and 2005 and for the period  October 16, 1987 (date of inception)  through March
31, 2006 (unaudited)                                                                           15


Notes to Unaudited Consolidated Financial Statements                                           16


  Item 2.     Management's Discussion and Analysis or Plan of Operation                        45

  Item 3.     Controls and Procedures                                                          54


  PART II. OTHER INFORMATION


  Item 1.     Legal Proceedings                                                                54

  Item 1A.    Risk Factors                                                                     55


  Item 2.     Changes in Securities and Small Business Issuer Purchases of
              Equity Securities                                                                55

  Item 3.     Default upon Senior Securities                                                   55

  Item 4.     Submission of Matters to a Vote of Security Holders                              55

  Item 5.     Other information
                                                                                               55
  Item 6.     Exhibits and Reports on Form 8-K                                                 55


  SIGNATURES                                                                                   55




PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
         BIOFIELD CORP.
         (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
         -------------------------------------------------------------------------------------

                                                                    March 31,     December 31,
                                                                      2006            2005
                                                                  ------------    ------------
         ASSETS                                                   (Unaudited)      (Audited)
         CURRENT ASSETS:
           Cash and cash equivalents                              $        516    $      2,794
           Prepaid expenses                                                750              --

                                                                  ------------    ------------
               Total current assets                                      1,266           2,794

         PROPERTY AND EQUIPMENT - Net                                    1,460           1,967
                                                                  ------------    ------------
               TOTAL                                              $      2,726           4,761
                                                                  ============    ============


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

         CURRENT LIABILITIES:
           Accounts payable                                       $  1,320,308    $  1,321,635
           Accrued expenses                                            801,223         690,677
           Due to affiliate                                            329,687
           Short-term notes payable                                  1,379,000       1,379,000
           Long-term debt from stockholder - short term position       622,634         607,350
           Advances from stockholders                                3,561,747       3,488,816
                                                                  ------------    ------------
               Total current liabilities                             8,014,499       7,817,165

         STOCKHOLDERS' EQUITY (DEFICIT):
           Preferred Stock, $.001 par value;  authorized
             12,300,000 undesignated shares;
             no shares issued or outstanding
           Common Stock, $.001 par value; authorized - 60,000,000
             Shares at 2006
             and 2005; issued 43,142,936 and -
             at 2006 and 2005, respectively                             43,143         43,143
           Treasury stock - 2,306,131 shares                            (3,100)        (3,100)
         Additional paid-in capital                                 64,559,756      64,602,001
           Accumulated deficit during development stage            (72,611,572)   (72,314,448)
                                                                  ------------    ------------
             Total stockholders' equity (deficit)                   (8,011,773)    (7,812,404)
                                                                  ------------    ------------
           TOTAL                                                  $      2,726    $     4,761
                                                                  ============    ============

See notes to unaudited consolidated financial statements.



BIOFIELD CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
--------------------------------------------------------------------------------------------------

                                                                                  October 16, 1987
                                                                                  (inception) to
                                         Three Months Ended March 31,              March 31, 2006

                                         ----------------------------               ------------
                                             2006            2005
                                         ------------    ------------               ------------

REVENUE                                  $         --    $         --               $    135,132
COST OF SALES
  Cost of goods sold                               --              --                     75,447
  Loss on write down of inventory                  --              --                    693,500
                                         ------------    ------------               ------------
GROSS PROFIT (LOSS)                                --              --                   (633,815)


OPERATING EXPENSES:
  Research and development                         --              --                  40,481,889
  Share based compensation                     47,512              --                      47,512
  Selling, general, and administrative         71,872         593,991                  29,090,068
  Impairment of intangible asset                   --              --                     194,268
  Gain on disposition of fixed assets              --              --                     (8,084)
                                         ------------    ------------                ------------
      Total operating expenses                119,384         593,991                  69,805,653


OTHER INCOME (EXPENSE):
  Interest income                                  --              --                   2,476,723
  Interest expense                           (177,740)       (123,390)                (2,107,503)
  Amortization of shares issued to
  lenders and other finance costs                  --              --                 (2,736,419)
  Royalty income and other                         --              --                    214,845
                                         ------------    ------------                ------------
      Net (expense) other income             (177,740)       (123,390)                (2,152,354)
                                         ------------    ------------                ------------

------------
LOSS BEFORE INCOME TAXES                     (297,124)       (717,381)               (72,611,571)

PROVISION FOR INCOME TAXES                         --              --                    (19,749)
                                         ------------    ------------                ------------
NET LOSS                                 $   (297,124)   $   (717,381)               (72,611,571)
                                         ============    ============                ============

BASIC AND DILUTED
NET (LOSS) PER SHARE
                                         $      (0.01)   $      (0.02)
                                         ============    ============

BASIC AND DILUTED WEIGHTED-AVERAGE
COMMON SHARES OUTS                         40,836,805      35,223,280
                                         ============    ============


See notes to unaudited consolidated financial statements.



BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
----------------------------------------------------------------------------------------------------------------------------------

                                                            Series A          Series B          Series C
                                                        Preferred Stock    Preferred Stock     Preferred Stock     Common Stock
                                                        ---------------    ---------------     ---------------    ---------------
                                                         Shares  Amount     Shares  Amount     Shares   Amount    Shares   Amount

Sale of Common Stock, October 16, 1987
  (date of inception) ($.16 per share,
net)                                                                                                               549,020 $   55
Issuance of Common Stock in connection with patent
  acquisition ($.001 per share)                                                                                    235,294     24
Net loss, October 16, 1987 to March 31, 1988
Total comprehensive income (loss)
                                                        ---------------    ---------------     ---------------    ----------------
BALANCE AT MARCH 31, 1988                                   -        -       -        -          -          -      784,314     79
Net loss
Total comprehensive income (loss)
                                                        ---------------    ---------------     ---------------    ----------------
BALANCE AT MARCH 31, 1989                                   -        -       -        -          -          -      784,314     79
Net loss
Total comprehensive income (loss)
                                                        ---------------    ---------------     ---------------    ----------------
BALANCE AT MARCH 31, 1990                                   -        -       -        -          -          -      784,314     79
Acquisition of 235,294 shares of Common Stock
  ($.001 per share)
Net loss
Total comprehensive income (loss)
                                                        ---------------    ---------------     ---------------    ----------------
BALANCE AT MARCH 31, 1991                                   -        -       -        -          -          -      784,314     79
Retirement of Common Stock held in treasury                                                                       (235,294)   (24)
Issuance of Common Stock in exchange for notes
  and debt (with accrued interest) ($2.90 per share, net)                                                          431,372     43
Sale of Common Stock ($.82 per share, net)                                                                          24,510      2
Amortization of deferred compensation
Net loss
Total comprehensive income (loss)
                                                        ---------------    ---------------     ---------------   -----------------
BALANCE AT MARCH 31, 1992                                   -        -       -        -         -           -    1,004,902     100
Sale of Common Stock  ($7.67 per share, net)                                                                       557,475      55
Exercise of Common Stock options                                                                                     2,451       1
Amortization of deferred compensation
Change in par value of common stock
  from $.0001 to $.001                                                                                                       1,408
Net loss
Total comprehensive income (loss)
                                                        ---------------    ---------------     ---------------   -----------------
BALANCE AT MARCH 31, 1993                                   -        -       -        -         -           -    1,564,828 $ 1,564
                                                        ---------------    ---------------     ---------------   -----------------

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





BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
----------------------------------------------------------------------------------------------------------------------------------

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
                                                       =========  =======  =======  =======   =======  ======  =========  =======






BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
----------------------------------------------------------------------------------------------------------------------------------
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



BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                            Series A           Series B          Series C
                                                        Preferred Stock    Preferred Stock    Preferred Stock      Common Stock
                                                       ------------------- ----------------- ----------------- --------------------
                                                        Shares    Amount    Shares  Amount    Shares   Amount    Shares  Amount
BALANCE AT DECEMBER 31, 2000                                    -       -         -      -           -       -  27,529,609 $ 27,530
  (brought forward)
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- --------
BALANCE AT DECEMBER 31, 2001                                    -       -         -      -           -       -  27,529,609 $ 27,530
Exercise of Common Stock options                                                                                    62,745       63
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss (unaudited)
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- --------
BALANCE AT DECEMBER 31, 2002                                    -       -         -      -           -       -  27,592,354 $ 27,593
Issuance of Common Stock for consulting
  services ($0.30 per share, net)                               -       -         -      -           -       -      50,000       50
Issuance of Common Stock for consulting
  services ($0.32 per share, net)                                                                                  468,749      468
Issuance of Common Stock for consulting
  services ($0.11 per share, net)                                                                                  275,000      275
Issuance of Common Stock as incentive for
  funding by issue of notes ($0.25 per share net)                                                                3,187,500    3,188
Common Stock (410,358 shares) to be issued
  for interest accrued on stockholder's advances
Memorandum entry to record as expense for
  honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- --------
BALANCE AT DECEMBER 31, 2003                                    -       -         -      -           -       -  31,573,603 $ 31,574
Issuance of Common Stock as incentive for
 funding by issue of notes ($0.25 per share net)                                                                 1,812,500    1,813
Issuance of Common Stock as incentive for
 funding by issue of notes ($0.31 per share net)                                                                 1,895,000    1,895
Sale of Common Stock ($0.10 per share)                                                                           1,224,000    1,224
Common Stock (286,421 shares) to be issued
  for interest accrued on stockholder's advances
Accrual of 2,500,000 shares of Common Stock
  due on payment default on notes payable
Memorandum entry to record as expense for
   honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)
                                                       ----------  ------  --------  -----  ----------  ------  ---------- --------
BALANCE AT DECEMBER 31, 2004                                    -       -         -      -           -       -  36,505,103 $ 36,506
Sale of Common Stock ($0.05 to $0.10 per share)                                                                  3,240,333    3,240
-----------------------------------------------------------------------------------------------------------------------------------


See notes to unaudited consolidated financial statements.


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


See notes to unaudited consolidated financial statements.





                                                            Series A           Series B          Series C
                                                        Preferred Stock    Preferred Stock    Preferred Stock      Common Stock
                                                       ------------------- ----------------- ----------------- --------------------
                                                        Shares    Amount    Shares  Amount    Shares   Amount    Shares  Amount
Common Stock (2,310,300 shares) to be issued
  for interest accrued on stockholder's advances
Issue of shares of common stock due on payment
  default on notes payable                                                                                     897,500   $     897
Issue of shares of common stock due on payment
  Default on notes payable previously credited                                                               2,500,000   $
2,500
Memorandum entry to record as expense for
   honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)

BALANCE AT DECEMBER 31, 2005
                                                               -        -        -       -                    43,142,936 $  43,143
COMMON STOCK (841,438)to be issued
  for interest accrued on stockholder's advances (1050)        -        -        -       -        -          -                 -

Share based compensation                                       -        -        -       -  -     -
Memorandum entry to record as expense for
  honorary services rendered by a shareholder                  -        -        -       -  -     -
Net loss
Total comprehensive income (loss)                              -        -        -       -  -     -

                                                      ------------------- ----------------- ----------------- --------------------

BALANCE AT MARCH 31, 2006                                      -        -        -       -  -     -           43,142,936    43,143
                                                      =================== ================= ================= ====================



See notes to unaudited consolidated financial statements.





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
                                                         Paid-In     Treasury   Development  Translation            Comprehensive
                                                         Capital       Stock       Stage      Adjustment    Total        Loss
                                                       ------------ ---------- ------------- ----------- ---------- -------------


BALANCE AT DECEMBER 31, 2004                           $ 63,879,532  $ (3,100) $(70,089,136)            $(6,176,198)

Sale of Common Stock ($0.05 to $0.10 per share)        $    382,177                                     $   385,417
Common Stock (2,310,300 shares) to be issued
  for interest accrued on stockholder's advances       $     85,740                                     $    85,740
Issue of shares of common stock due on payment
  default on notes payable                             $     17,052                                     $
17,950
Issue of shares of common stock due on payment
  default on notes payable previously credited         $     (2,500)
Memorandum entry to record as expense for
   honorary services rendered by a shareholder         $    100,000                                     $   100,000
Net loss                                                                       $ (2,225,312)            $(2,225,312)
Total comprehensive income (loss)                                                                                    $ (2,225,312)



BALANCE AT DECEMBER 31, 2005                           $ 64,462,001  $ (3,100) $(72,314,448)            $(7,812,403)

COMMON STOCK (841,438)to be issued
  for interest accrued on stockholder's advances       $     25,243                                     $    25,243
  (1050)
Share based compensation                               $     47,512                                     $    47,512
Memorandum entry to record as expense for
  honorary services rendered by a shareholder          $     25,000                                     $    25,000
Net loss                                               $                       $   (297,124)            $  (297,124)
Total comprehensive income (loss)

BALANCE AT MARCH 31, 2006                              $ 64,559,756  $ (3,100) $(72,611,572)            $(8,011,772)
                                                       ============  ========  ============   ========  ===========





See notes to unaudited consolidated financial statements. (Concluded)




BIOFIELD CORP
(A Development Stage Entity)
Condensed Statements of Cash Flows
(Unaudited)

                                                                                                            OCTOBER 16, 1987
                                                         THREE MONTHS            ENDED MARCH 31,              (INCEPTION) TO
                                                             2006                     2005                   MARCH 31, 2006
                                                        ---------------         ---------------             ---------------

Cash flows from operating activities:                   $    (297,124)          $      (717,381)            $   (72,611,572)
    Net Loss
    Adjustments to reconcile net loss to net cash
      used in operating activities
        Depreciation and amortization                             507                    10,970                   2,760,215
        Share based compensation                               47,512                        --                      47,512
        Amortization of premiums on short term investments         --                        --                     156,692
        Amortization of deferred financing costs                   --                   172,044                   2,609,231
        Loss on disposal of property and equipment                 --                        --                     194,102
        Loss on license and settlement agreements                  --                        --                      49,026
        Loss on abandonment of patent applications                 --                        --                     303,234
        Loss on inventory writedown                                --                        --                     693,500
        Commission and discount on sales of Common Stock           --                    90,167                          --
        Impairment of intangible assets                            --                        --                     194,268
        Vendor settlements                                         --                        --                      77,257
        Non-cash compensation                                  25,000                    25,000                   3,533,451
        Gain on disposition of fixed assets                        --                        --                    (159,473)
        Interest paid on common stock                          25,243                    18,771                     575,260
        Consultancy fees paid in common stock                      --                        --                     195,250
Changes in assets and liabilities:
        Inventories                                                --                        --                    (693,500)
        Prepaids                                                 (750)                       --                    (133,332)
        Due to affiliate                                           --                    10,957                     329,687
        Accounts payable and accrued expenses                 109,219                   (96,811)                  2,178,614
                                                        ---------------         ---------------             ---------------


           Net cash used in operating activities              (90,393)                 (486,283)               (59, 855,092)
                                                        ---------------         ---------------             ---------------


Cash flows from investing activities
        Acquisition of property and equipment                      --                        --                  (2,610,691)
        Cost incurred for patents and applications                 --                        --                    (782,527)
        Proceeds from sale of property and equipment               --                        --                     294,748
        Purchase of short-term investments                         --                        --                 (26,476,638)
        Proceeds from sale and maturity of short-term
         investments                                               --                        --                  26,406,378

           Net cash used in investing activities                   --                        --                  (3,168,730)
                                                        ---------------         ---------------             ---------------

Cash flows from financing activities
        Repayment of capitalized lease obligations                 --                        --                      (82,234)
        Proceeds from issuance of Preferred Stock, net             --                        --                   22,341,892
        Proceeds from issuance of Common Stock and
         Common Stock Warrants - net                               --                   285,249                   33,383,362
        Proceeds from exercise of Common Stock options and
         Common Stock warrants - net                               --                        --                      298,546
        Proceeds from the issuance of notes payable                --                        --                    1,379,000
        Notes financing costs                                      --                        --                     (216,744)
        Advances from stockholders and related parties         88,115                   179,593                    3,633,580
        Repayment of advances from stockholder and related
         parties                                                   --                        --                     (145,000)
        Repurchases of Common Stock held in treasury               --                        --                       (3,100)
        Proceeds from notes payable issue from stockholder
         and related party                                         --                        --                    2,546,533
                                                        ---------------         ---------------              ---------------


           Net cash provided by financing activities           88,115                   464,842                   63,135,835
                                                        ---------------         ---------------              ---------------


          Net increase (decrease) in cash and cash
           equivalents                                         (2,278)                  (21,441)                     112,013
          Effect of exchange rate changes on cash and
           cash equivalents                                  (111,497)                    2,794                       33,142
Cash and cash equivalents at beginning of period                   --

Cash and cash equivalents at end of period              $         516           $        11,071             $            516


           See accompanying notes and accountants' compilation report

BIOFIELD CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       GOING CONCERN BASIS OF ACCOUNTING

As shown in the accompanying financial statements, Biofield Corp. (the "Company") continues to incur significant losses. As of March 31, 2006, the Company had total assets worth less than $3,000 and its total liabilities exceeded its assets by $8 million. These factors raise substantial doubt about the Company's ability to continue as a going concern.

During 2002, the Company financed its operations almost entirely with $1,750,000 of borrowings obtained from, or with the assistance of, Dr. David M. Long, Jr., M.D., Ph.D., its Chairman, Chief Executive Officer and principal stockholder ("Dr. Long"), and certain of his affiliates.

In the first quarter of 2003, the Company instituted a cost reduction program that included lowering salaries of its six then current employees and some of its consultants, minimizing use of outside consultants, arranging with its employees and a consultant to accept options to acquire the Company's Common Stock for a portion of their services, and limiting its marketing activities. In January 2003, Dr. Long advanced $475,000 to enable the Company to meet its then projected minimum financial requirements. As of March 31, 2006, the aggregate amount due to Dr. Long and his affiliates, including advances made by him in 2003, 2004 and 2005, liability for a three-year promissory note amounting to $450,000 and interest accrued on all the debts due to him, is $4,513,968, and is also entitled to receive 3,007,078 shares of the Company's Common Stock for interest due up to December 31, 2004 on an advance of $1,050,000 made by him in 2003.

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


The Company has depleted all its cash resources and the Company had to let go all its employees, except the Chief Operating Officer and Chief Executive

Officer, who does not receive any remuneration for his services. Since the employees' departure in November 2004, the Company has relied on past employees' services on a consultancy basis when funds are available as it is unable to pay their salaries on a regular basis. As at March 31, 2006, the Company owes $232,245 in back pay and accrued interest to the past employees.

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

PATENTS AND OTHER INTANGIBLE ASSETS

The costs of patents are amortized on a straight-line basis over their estimated economic life, but not exceeding 17 years. In December 2005, during the Company's annual review of the carrying values of patents and trademarks, the management determined that, due to increased uncertainty about obtaining FDA's approval to sell the Company's device in the United States, the recoverability of the carrying values of Patents and Trade Marks is in doubt. The management is unable to determine and project future undiscounted cash flows for these assets with reasonable accuracy due to these uncertainties. Consequently, the Company recorded a charge of $194,268 to provide in full for these assets, and this amount is recorded as a component of operating expenses in the Income Statement as a separate line item. Revenue recognition and deferred revenue.

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

RESEARCH AND DEVELOPMENT

The Company accounts for research and development costs in accordance with the SFAS No. 2, "Accounting for Research and Development Costs". Under SFAS No. 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development incurred for and the period from October 16, 1987 (date of inception) to March 31, 2006 were $40,481,889.

BASIC AND DILUTED LOSS PER SHARE

The basic loss per share is computed by dividing loss to common stockholders by the weighted average number of shares of Common Stock outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if the Company's dilutive outstanding stock options were exercised. Common equivalent shares totaling 6,349,025 as at March 31, 2006 (2,217,931 as at March 31, 2005) are not included in the per share calculations of diluted loss per share, since the effect of their inclusion would be antidilutive.

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


4.       INVENTORIES

Inventories at March 31, 2006 and 2005 consisted of the following:
                                              2006           2005
                                         ------------   ------------

Components and supplies                     $ 37,749       $ 37,749
Finished goods                               564,559        564,559
                                            --------       --------
                                             602,308        602,308
Less: Reserve for potential losses           602,308        602,308
                                            --------       --------
                                            $      -       $      -
                                            ========       ========

Due to a 2001 Company decision to introduce an enhanced model of its device with updated technology and design modifications by 2003, the Company created a reserve for the inventory of the old device. By December 31, 2002, the Company had set aside $532,070 to fully provide for the old units and all of the sensors for these units. In 2004, the Company fully provided for the remaining inventory amounting to $81,480. In 2003, the Company replaced inventory worth $1,958 held by a distributor at no charge. This amount is disclosed as a part of "Selling, general and administrative" in the accompanying Consolidated Statements of Operations.
5.       DEFERRED FINANCING COST
Deferred financing costs at March 31, 2006 and 2005 consisted of the following:

                                             2006           2005
                                         ----------       ---------

Deferred financing costs                          -         311,073
Private placement expenses                        -          19,002
                                         ----------       ---------
                                         $        -       $ 330,075
                                         ==========       =========

The Company did not incur any deferred finance cost in 2005. Financing expenses (deferred financing costs and private placement expenses) pertaining to the bridge financing incurred in 2004, as discussed in Note 9, were $1,127,513. The financing expenses for 2004 included private placement costs and legal fees of $86,938 and the fair market values of $1,040,575 for the 3,707,500 shares issued. Costs relating to the bridge financing are capitalized and amortized over the term of the debt, using the straight-line method. Accumulated amortization at March 31, 2006 and 2005 was $2,054,195 and $1,724,120
respectively, and deferred financing costs charged to operations in 2006 and 2005 were zero and $1,693,977 respectively. Unamortized portions of the deferred finance cost are reflected in Other Current Assets in the Balance Sheet. All finance expenses had been fully amortized as at December 31, 2005. See Note 9.


6.       PROPERTY AND  EQUIPMENT,  PATENT AND PATENT  APPLICATION  COSTS

Property and equipment at March 31, 2006 and 2005 consisted of the following:

                                         2006           2005
                                       ------------------------
Furniture and office equipment         $  54,738     $   54,738
Plant and production equipment           144,308        144,308
                                       ---------     ----------
                                         199,046        199,046
Less accumulated depreciation            197,586        194,942
                                       ---------     ----------
                                       $   1,460     $    4,104
                                       =========     ==========

Depreciation expense in 2006 and 2005 were $507 and $507, respectively.

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

The Company has a patent royalty agreement with Dr. Long and his affiliated corporation which assigns all rights to the Company for patented inventions, if any, resulting from performance under a laboratory service agreement (see Note
16). The Company has been issued a United States patent in which Dr. Long is a named co-inventor. No royalties have been paid or accrued as of March 31, 2006.

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

Accumulated amortization for patents was $466,106 and $254,998 at March 31, 2006 and 2005, respectively. Besides the impairment charge of $194,268 in 2005, patent amortization expense for 2006, 2005, and for the period from inception through March 31, 2006, were zero, zero and $369,302, respectively.

7.       ACCRUED EXPENSES

Accrued expenses at March 31, 2006 and 2005 consisted of the following:

                                                    2006           2005
                                                --------------------------

Professional fees                              $    308,352   $    283,369
Due to ex-employees                                 232,245        179,566
Interest accrued on short-term notes payable        200,830         13,290
Other                                                59,798          9,088
                                               ------------   ------------
                                               $    801,223   $    485,313
                                               ============   ============

Due to severe cash flow constraints experienced by the Company in 2003, its employees were not paid salaries from April 16, 2003 to October 31, 2003. Five of its six employees then agreed to the deferment of the payment of the salary due to them, payable with 100% interest thereon, until the receipt of the proceeds from new funding. The Company also granted options to acquire 514,227 shares of Common Stock to these employees at an exercise price of $0.33 per share, the closing market price of the Company's shares of Common Stock on the date of the grant in consideration for the reduction in remuneration accepted by them during the first four months of 2003. As at March 31, 2006, the unpaid salary and interest thereon, together with unpaid remuneration for subsequent periods, amounting to $232,245 is recorded as accrued expenses in these financial statements.

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

10.      ADVANCES FROM STOCKHOLDERS

Advances from stockholders included payments amounting to $1,050,000 received from Dr. Long and his affiliates during 2002 to finance the Company's working capital needs. The debt is unsecured and became payable on demand after December 31, 2002. The debt bears interest of 2% above the prime rate (7.25% at March 31, 2006). The interest is calculated quarterly, and is payable in unregistered shares of Common Stock, unless Dr. Long requests payment in cash at the start of the applicable quarter. The number of shares to be issued for the interest accrued during any quarter is determined using the closing price of the Common Stock on the last business day of the quarter. In 2005 and 2004, the interest amounted to $85,740 and $64,743, respectively. At March 31, 2006 and 2005, since no cash payment was requested for any quarter, an aggregate of 3,007,078 shares and 696,778 shares of Common Stock were reserved for issuance in payment of the interest. As at March 31, 2006 and 2005, total accrued interest of $317,613 and $167,129, respectively, have been credited to Additional Paid-In Capital.

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

At March 31, 2006, the Company had Federal net operating loss carry forwards of approximately $64 million, which expire in years 2006 through 2025. However, substantially all of the net operating loss carry forwards are not utilizable, as a result of the limitations imposed by Section 382 of the Internal Revenue Code, due to ownership changes in 1992, 1995, 1997 and 1999. To the extent that these losses are utilizable, they may be offset against future U.S. taxable income, if any, during the carry forward period.

13.      COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

Total rental expense relating to operating expenses for the years 2005, 2004 and for the period from inception to March 31, 2006, was $82,813, $84,593 and $1,573,846, respectively.

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

EMPLOYEE AGREEMENTS

The Company has no current employment agreements. Pursuant to an agreement with a former officer, the Company was obligated to pay royalties of 2% and 1%, respectively, on two inventions for which the officer was the inventor or co-inventor through March 31, 2006 or until such royalties reach $8 million, whichever occurs first. No royalties had been paid or accrued to the officer as of March 31 2006.

VENDOR COMMITMENTS

As part of its ongoing efforts to conserve cash resources, the Company, in 1999, negotiated agreements and settlements with certain vendors. During the period ended December 31, 1999, certain vendor-payable amounts were settled for about $77,000 less than the invoiced amounts. In addition, approximately $101,000 of the current accounts payable balances at March 31, 2006 and 2005 has been deferred by agreement with vendors until the Company has adequate financial resources.

BANK LINE OF CREDIT

The Company had a revolving line of credit arrangement with a commercial bank to borrow up to $1.2 million with interest at the greater of the bank's prime rate plus 0.5%. The borrowing limit under the line of credit, which originally was $500,000, was increased in November 2001 to $750,000, in January 2002 to $1 million and in June 2003 to $1.2 million. The line of credit expired on May 2, 2005, and Dr. Long and certain of his affiliates who had guaranteed the repayment of all borrowings, which also are secured with certain assets of the guarantors, paid off the debt. As of March 31, 2006, the amount paid off by Dr. Long and his affiliates is shown as Advances from Stockholder in the accompanying Balance Sheet.

REDESIGN AGREEMENT

In October 2001, the Company entered into a $364,000 contract to redesign the Biofield Diagnostic System. As of March 31, 2006, the Company had not paid anything and owed $152,195 under the contract, including cost relating to contract amendments.

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

CONVERTIBLE NOTE IN FAVOR OF DR. LONG IN 2002

In November 2002, the Company issued its 10% three-year  promissory  convertible note in the principal amount of $450,000 to Dr. Long in consideration for his loan to the Company in such amount. The note (with accrued, unpaid interest thereon) is convertible at the end of three years, at the option of the holder, into unregistered shares of Common Stock at the rate of $0.40 per share, the closing price of the Common Stock on November 5, 2002. The note and interest thereon was not repaid on the due date in November 2005. At March 31, 2006, the principal and unpaid interest amounted to $607,350 (December 31, 2003 - $552,136).

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

16. RELATED PARTY TRANSACTIONS

 THE LABORATORY AGREEMENT

In June 1992, the Company entered into a series of agreements with Dr. Long, then a director of the Company, and Abel Laboratories, Inc. ("Abel") which is owned by Dr. Long. One of the agreements (the "Laboratory Agreement") engaged Abel to provide specified preclinical research. Although the Laboratory Agreement expired in December 1993, the parties agreed that any research conducted thereafter by Abel for the Company would be pursuant to substantially the same terms as the Laboratory Agreement. Abel has conducted preclinical research for the Company since such time, but none during the three years ended December 31, 2005. Amounts owed to Abel at March 31, 2006 and 2005, are recorded as "Due to affiliate" in the accompanying financial statements.

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

The Company, in January 1994, entered into a patent royalty agreement with Dr. Long and Abel, which assigned all rights to the Company for any patented inventions resulting from performance under the Laboratory Agreement. In return, the Company agreed to pay royalties, ranging from 5% to 20 % of revenue generated from such patented inventions, up to a maximum of $2 million per invention. As of March 31, 2006, the Company has been issued one United States patent in which Dr. Long is a named co-inventor, but the Company had not paid or accrued any royalties to Dr. Long under the agreement.

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

In connection with the Long Transaction, D. Carl Long ("Mr. Long"), a son of Dr. Long, received a payment of $60,000 from the Company in consideration for a release of all obligations owed to him by the Company under his then employment agreement and consulting arrangement, as well as for a release of all then outstanding options to purchase Common Stock. The employment agreement, dated July 7, 1997, was for a term through July 7, 2000 and provided for Mr. Long's employment, as President and Chief Executive Officer of the Company, at an initial base compensation of $250,000 annually, plus a bonus of $70,000 subject to realization of certain milestones, and an automatic 5% cost-of-living increase. Mr. Long also had been issued options to purchase an aggregate of 338,238 shares of Common Stock at prices ranging from $1.02 to $9.18 per share. The consulting arrangement had been entered into as of April 15, 1999 for a monthly fee of $15,000. Although Mr. Long received no compensation for the three years ended December 31, 2005, he received $702,467 for the period from inception to March 31, 2006. In addition, although Mr. Long received no reimbursements for any expenses during the three years ended December 31, 2005, he received reimbursement of $313,425 for the period from inception to March 31, 2006.

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


Harvey  Horowitz,  who  resigned  as a  director  in  connection  with  the Long
Transaction, had performed legal services for the Company prior to his resignation. During the three years ended December 31, 2005, Mr. Horowitz and his affiliated law firm received no payments, but received $109,095 for the period from inception to March 31, 2006.

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

17.      STOCK OPTIONS

At March 31, 2006, the Company has three stock option plans (the "Plans"), which are described below.

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

A summary of the status of the Plans as of December 31, 2005, 2004, and 2003, and the changes during the years ended December 31, 2005, 2004, and 2003 is presented below:

                                                 2005                         2004                      2003

                                      --------------------------    -------------------------  ------------------------
                                                    AVERAGE                      AVERAGE                     AVERAGE
                                       OPTIONS   EXERCISE PRICE    OPTIONS    EXERCISE PRICE    OPTIONS  EXERCISE PRICE



Outstanding at beginning of period     473,831   $      0.46       829,227    $   0.44         450,000   $   0.83
Granted                                   --                          --                       514,227       0.33
Exercised
Canceled                                  --                      (355,396)       0.41        (135,000)      1.32
                                     ---------   -----------     ---------       -----        --------   --------

Outstanding at end of year             473,831          0.46       473,831        0.46         829,227       0.44
                                     ---------   -----------     ---------       -----        --------   --------
Options exercisable at year end        373,831          0.42       366,331        0.41         614,227       0.38
                                     ---------   -----------     ---------       -----        --------   --------
Options available for future grant   1,210,496
                                     ---------

Weighted-average fair value of options
  granted during the period                 N/A                       N/A                      $   0.33
                                          -----                      ----                      --------



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

         A summary of the status of the Company's NSOs granted outside the Plans as of December 31, 2005, 2004, and 2003 and the changes during 2005, 2004, and 2003 are presented below:



                                                 2005                         2004                      2003

                                      --------------------------    -------------------------  ------------------------
                                                    AVERAGE                      AVERAGE                     AVERAGE
                                       OPTIONS   EXERCISE PRICE    OPTIONS    EXERCISE PRICE    OPTIONS  EXERCISE PRICE

Outstanding at beginning of period     350,000          0.62       368,382       0.74           386,764  $   1.06
Granted                                   --                          --                           --
Exercised                                 --           --             --          --               --
Canceled                                  --           --          (18,382)      3.00           (18,382)     7.48
                                     ---------   -----------     ---------      -----          --------  --------

Outstanding at end of year             350,000          0.62       350,000       0.62           368,382  $   0.74
                                     ---------   -----------     ---------      -----          --------  --------
Options exercisable at year end        350,000          0.62       350,000       0.62           368,382  $   0.74
                                     ---------   -----------     ---------      -----          --------  --------

Weighted-average fair value of options
  granted during the period                 N/A                       N/A                         N/A
                                          -----                      ----                        -----


The following table summarizes information about stock options outstanding at March 31, 2006:

                   Number                          Number
                 Outstanding      Weighted-       Exercisable      Weighted-
Range               at            Average            at             Average
of Exercise      March 31,        Remaining       March 31,        Exercise
Prices              2006           Life (Yrs.)       2006            Price
================================================================================

$   0.33         258,831            2.08          258,831          $   0.33
    0.44           5,000            0.75            5,000              1.75
    0.62         560,000            0.92          560,000              0.62
                 -------                          -------
                 823,831                          823,831
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
                                                 2005                        2004                              2003
                                      -----------------------------   -----------------------------    -----------------------------
                                                        Average                       Average                           verage
                                      WARRANTS       EXERCISE PRICE   WARRANTS    EXERCISE PRICE        WARRANTS    EXERCISE PRICE
Outstanding at beginning of period     689,500          $0.20          318,750        $0.20                    -         $0.00
Granted                                339,750           0.20          370,750         0.20              318,750          0.20
Exercised
Canceled                                     -           0.00                -         0.00                    -          0.00
                                       ----------       -----          --------       -----             --------          ----
Outstanding at end of year             1,029,250         0.20          689,500         0.20              318,750          0.20
                                       ----------       -----          --------       -----             --------          ----
Warrants exercisable at year end       1,029,250         0.53          689,500         0.20              318,750          0.20
                                       ----------       -----          --------       -----             --------          ----

18.      DEVELOPMENT STAGE COMPANY

The Company is in the development stage, and its operations are subject to the risks inherent in the establishment of a new business with previously untested technology. The Company has generated nominal revenues and has accumulated losses of more than $72.6 million for the period from inception through March 31, 2006. Since inception, the Company has financed its operations primarily by the issuance of equity securities, interest income on the then unutilized proceeds from these issuances and short-term borrowings.

During 2005, the Company financed its operations with (a) $1,736,361 of advances from Dr. Long and his affiliates, and (b) $295,250 from issuance of shares of Common Stock. See Notes 8, 9 and 10.

The Company requires the immediate infusion of long-term capital to continue it operations. See Note 1.

19.      SUBSEQUENT EVENTS

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this document.


OVERVIEW

As a development stage company, we have incurred net losses since inception through March 31, 2005 of approximately $72.6 million. Our current liabilities exceeded our current assets by approximately $8 million, and our total liabilities exceeded our total assets also by approximately $8 million. These factors raise substantial doubt about our ability to continue our operations without obtaining immediate funding.

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

Pursuant to the agreements, MKG has undertaken to make reasonable best efforts to cause the Company to convert all of the Assigned Debt into shares of Common Stock of the Company at $0.05 per share (the "Converted Shares"). In the event of the conversion of all of the Assigned Debt into shares of Common Stock of the Company, MKG will retain 51% of the Converted Shares plus an additional portion of the Converted Shares so that, together with the shares MKG acquired on March 30, 2006 from the Long Group, MKG would then hold 51% of all the shares of Common Stock issued and outstanding (on a fully-diluted basis) of the Company existing immediately prior to the time of conversion. All shares remaining of the Converted Shares not retained by MKG will be transferred to members of the Long Group, provided that the Long Group agrees to deliver a proxy with respect to all voting rights associated with those remaining shares. If MKG fails to convert the Assigned Debt on or before June 27, 2006 or within another time period mutually agreed by MKG and the Long Group, it is required to re-assign the Assigned Debt to the Long Group. In addition, pursuant to the agreements, to the extent that any other debt owed to the Long Group by the Company is converted into shares of Common Stock, the Long Group agreed to transfer 51% of such shares to MKG. In return for the foregoing restructuring, MKG has agreed to bring in necessary funding and management, move the Company's office to Philadelphia and immediately utilize the contact base of MKG and its principals to bring the Company's products to Asia and other markets as quickly as feasible.

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

At March 31, 2006, we had a working capital deficiency of $8,011,733, an increase of $199,369 from December 31, 2005. Our cash and cash equivalents were $516 at March 31, 2006, as compared to $2,794 at December 31, 2005.

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

We did not incur any research and development expenses in 2005 and 2004.



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

                                                                    2005          2004          VARIANCE
                                                                    ----          ----          --------

Amortization of value of shares issued as incentive for notes      $311,073    $1,502,907        $1,191,834

Amortization of Finance Expenses relating to private placements      19,002       191,070           172,068

Commission and discount on sale of shares under S Registration      247,498        96,919          (150,579)

Fair value shares due as penalty for payment default on notes        17,950       350,000           332,050
                                                                -------------------------------------------
Total cost relating to issuance of financial instruments           $595,523    $2,140,896        $1,545,373
                                                                ===========================================

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

The increased amortization of shares issued and other finance costs were largely attributable to the following cost related to issuance of financial  instruments to secure new funding:
                                                                    2004          2003          Variance
                                                                    ----          ----          --------

Amortization of value of shares issued as incentive for notes    $1,502,907      $23,470      $ (1,479,437)
Amortization of Finance Expenses relating to private placements     191,070            -          (191,070)
Commission and discount on sale of shares under S Registration       96,919            -           (96,919)
Fair value of shares due as penalty for payment default on notes    350,000            -          (350,000)
                                                                 -----------------------------------------

Total cost relating to issuance of financial instruments         $2,140,896      $23,470       ($2,117,426)
                                                                 =========================================

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

By adjusting its operations and development to the level of capitalization , management believes it has sufficient capital resources to meet projected cash flow deficits through the next twelve months . However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

The independent auditors report on our December 31, 2005 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

PRODUCT RESEARCH AND DEVELOPMENT

We do not anticipate incurring material research and development expenditures during the next 12 months.

ACQUISITION OR DISPOSAL OF PLANT OR EQUIPMENT

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

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

ITEM 3.  CONTROLS AND PROCEDURES

Michael Yom, our president and chief executive officer, and Joseph Repko, our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as they existed at March 31, 2006. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of March 31, 2006 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d), the Company's Chairman and Chief Financial Officer, also conducted an evaluation of Biofield's internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During the preparation of the Company's financial statements as of and for the quarter ended March 31, 2006, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, the Company has initiated the changes in internal control, to the extent possible given limitations in financial and manpower resources, also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. LACK OF ADEQUATE ACCOUNTING STAFF Due to limitations in financial and management resources, the Company does not have adequate accounting staff. As a result, the Company took steps to address its understaffed Finance and Accounting team to correct this material weakness. The Company engaged an independent contractor with extensive CFO-level management and SEC reporting experience in public companies. The Company feels this addition to the Company's Finance and Accounting team will improve the quality of future period financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding which is not routine litigation incidental to our business or which involves a claim for damages exceeding 10% of our current assets, nor are we aware of any proceeding concerning us that a governmental authority may be contemplating.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our securities holders during the fiscal quarter ended March 31, 2006.

ITEM 5. OTHER INFORMATION Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

Exhibit (31) Rule 13a-14(a)/15d-14(a) Certification by Michael Yom and Joseph
             Repko

Exhibit (32) Section 1350 Certification by Michael Yom and Joseph Repko

B. Reports on Form 8-K

None.
                                   SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.
                                  BIOFIELD CORP.

Date: March 5, 2007               By: /s/ JOSEPH REPKO
                                          ----------------------------------
                                          Joseph Repko
                                          (Chief Financial Officer)

Date: March 5, 2007               By: /s/ MICHAEL YOM
                                         ----------------------------------
                                         Michael Yom
                                        (President & Chief Executive Officer)