Form 10QSB
period 2006-06-30
BIOFIELD CORP \DE\
filed 2007-03-05
CIK 1007018

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB*


                                   (Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006


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

43,142,936 shares of common stock as of June 30, 2006.
------------------------------------------------------

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORM YES [ ] NO [X]



                                 BIOFIELD CORP.
                                   FORM 10-QSB
                                      INDEX

                                                                                         Page Number
                                                                                         -----------

PPART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated  Balance Sheets as of June 30, 2006  (unaudited)  and December 31,
2005                                                                                           3

Consolidated  Statements of Operations for the three  months ended June 30, 2006 and 2005 and for the period  October 16, 1987 (date of inception)  through  June
30, 2006 (unaudited)                                                                           4

Consolidated Statements of Stockholders' Equity (Deficit) for the period October
16, 1987 (date of inception) through June 30, 2006 (unaudited)                                 5

Consolidated  Statements of Cash Flows for the  three months ended June 30, 2006 and 2005 and for the period  October 16, 1987 (date of inception)  through  June
30, 2006 (unaudited)                                                                           15

Notes to Unaudited Consolidated Financial Statements                                           16

  Item 2.     Management's Discussion and Analysis or Plan of Operation                        29

  Item 3.     Controls and Procedures                                                          38


  PART II. OTHER INFORMATION


  Item 1.     Legal Proceedings                                                                39

  Item 1A.    Risk Factors                                                                     39

  Item 2.     Changes in Securities and Small Business Issuer Purchases of
              Equity Securities                                                                39

  Item 3.     Default upon Senior Securities                                                   39

  Item 4.     Submission of Matters to a Vote of Security Holders                              39

  Item 5.     Other information                                                                39

  Item 6.     Exhibits and Reports on Form 8-K                                                 39


  SIGNATURES




PART I.  FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS
         BIOFIELD CORP.
         (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
         -------------------------------------------------------------------------------------

                                                                    June 30,      December 31,
                                                                      2006            2005
                                                                  ------------    ------------
         ASSETS                                                   (Unaudited)      (Audited)


         CURRENT ASSETS:
           Cash and cash equivalents                              $      3,875    $      2,794
           Prepaid expenses                                                 --              --

                                                                  ------------    ------------
               Total current assets                                      3,875           2,794

         PROPERTY AND EQUIPMENT - Net                                      953           1,967
                                                                  ------------    ------------
               TOTAL                                              $      4,828           4,761
                                                                  ============    ============


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

         CURRENT LIABILITIES:
           Accounts payable                                       $  1,295,948    $  1,321,635
           Accrued expenses                                            801,223         690,677
           Due to affiliate                                            329,687
           Short-term notes payable                                  1,439,000       1,379,000
           Long-term debt from stockholder - short term position       622,534         607,350
           Advances from stockholders                                3,561,747       3,488,816
                                                                  ------------    ------------
               Total current liabilities                             8,050,139       7,817,165

         STOCKHOLDERS' EQUITY (DEFICIT):
           Preferred Stock, $.001 par value;  authorized
             12,300,000 undesignated shares;
             no shares issued or outstanding
           Common Stock, $.001 par value; authorized - 60,000,000
             Shares at 2006
             and 2005; issued 43,142,936 and -
             at 2006 and 2005, respectively                             43,143         43,143
           Treasury stock - 2,306,131 shares                            (3,100)        (3,100)
         Additional paid-in capital                                 64,559,756      64,602,001
           Accumulated deficit during development stage            (72,645,110)   (72,314,448)
                                                                  ------------    ------------
             Total stockholders' equity (deficit)                   (8,045,311)    (7,812,404)
                                                                  ------------    ------------
           TOTAL                                                  $      4,828    $     4,761
                                                                  ============    ============


See notes to unaudited consolidated financial statements.



BIOFIELD CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           October 16, 1987
                                                                                                           (inception) to
                                        Three Months Ended June 30,      Six Months Ended June 30,         June 30, 2006

                                        ----------------------------     --------------------------        ------------
                                            2006            2005            2006            2005
                                        ------------    ------------     ------------    -----------       ------------

REVENUE                                 $         --    $         --     $         --    $        --       $    135,132
COST OF SALES
  Cost of goods sold                              --              --               --             --                 --
 75,447
  Loss on write down of inventory                 --              --               --             --            693,500
                                        ------------    ------------     ------------    -----------       ------------
GROSS PROFIT (LOSS)                               --          10,500               --             --           (633,815)


OPERATING EXPENSES:
  Research and development                        --              --               --             --         40,481,889
  Share based compensation                        --              --           47,512             --             47,512
  Selling, general, and administrative        33,538         600,376          105,410      1,194,366         29,123,606
  Impairment of intangible asset                  --              --               --             --            194,268
  Gain on disposition of fixed assets             --              --               --             --             (8,084)
                                        ------------    ------------      -----------    -----------       ------------
      Total operating expenses                33,538         600,376          152,922      1,194,366         69,839,191


OTHER INCOME (EXPENSE):
  Interest income                                 --              --               --             --          2,476,723
  Interest expense                                --        (140,544)        (117,740)      (263,934)        (2,107,503)
  Amortization of shares issued to
  lenders and other finance costs                 --              --               --             --         (2,736,419)
  Royalty income and other                        --          15,000               --         15,000            214,845
                                        ------------    ------------      -----------    -----------       ------------
      Net (expense) other income                  --        (125,544)        (117,740)      (248,934)        (2,152,354)
                                        ------------    ------------      -----------    -----------       ------------

------------
LOSS BEFORE INCOME TAXES                     (33,538)       (725,920)        (330,662)    (1,443,301)       (72,625,360)

PROVISION FOR INCOME TAXES                        --              --               --             --            (19,749)
                                        ------------    ------------      -----------    -----------       ------------
NET LOSS                                $    (33,538)   $   (725,920)     $  (330,662)   $(1,443,301)       (72,645,109)
                                        ============    ============      ===========    ===========       ============

BASIC AND DILUTED
NET (LOSS) PER SHARE
                                        $      (0.01)   $      (0.02)     $     (0.01)   $     (0.04)
                                        ============    ============      ===========    ===========

BASIC AND DILUTED WEIGHTED-AVERAGE
COMMON SHARES OUTS                        40,836,805      37,431,979       40,836,805     36,628,472
                                        ============    ============      ===========    ===========


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




                                                            Series A           Series B          Series C
                                                        Preferred Stock    Preferred Stock    Preferred Stock      Common Stock
                                                       ------------------- ----------------- ----------------- --------------------
                                                        Shares    Amount    Shares  Amount    Shares   Amount    Shares  Amount
Common Stock (2,310,300 shares) to be issued
  for interest accrued on stockholder's advances
Issue of shares of common stock due on payment
  default on notes payable                                                                                     897,500  $     897
Issue of shares of common stock due on payment
  Default on notes payable previously credited                                                               2,500,000  $
2,500
Memorandum entry to record as expense for
   honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)

BALANCE AT DECEMBER 31, 2005
                                                               -        -        -       -                    43,142,936  $ 43,143
COMMON STOCK (841,438)to be issued
  for interest accrued on stockholder's advances (1050)        -        -        -       -        -           -                  -

Share based compensation                                       -        -        -       -        -           -                  -
Memorandum entry to record as expense for
  honorary services rendered by a shareholder                  -        -        -       -        -           -                  -
Net loss
Total comprehensive income (loss)                              -        -        -       -        -           -                  -

                                                      ------------------- ----------------- ----------------- --------------------

BALANCE AT JUNE 30, 2006                                      -        -        -       -  -     -           43,142,936     43,143
                                                      ==========   ======  ========  =====  ========== =======  ========== ========







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
                                                         Paid-In     Treasury   Development  Translation            Comprehensive
                                                         Capital       Stock       Stage      Adjustment    Total        Loss
                                                       ------------ ---------- ------------- ----------- ---------- --------------

BALANCE AT DECEMBER 31, 2004                           $ 63,879,532  $ (3,100) $(70,089,136)            $(6,176,198)





Sale of Common Stock ($0.05 to $0.10 per share)        $    382,177                                     $   385,417
Common Stock (2,310,300 shares) to be issued
  for interest accrued on stockholder's advances       $     85,740                                     $    85,740
Issue of shares of common stock due on payment
  default on notes payable                             $     17,052                                     $
17,950
Issue of shares of common stock due on payment
  default on notes payable previously credited         $     (2,500)
Memorandum entry to record as expense for
   honorary services rendered by a shareholder         $    100,000                                     $   100,000
Net loss                                                                       $ (2,225,312)            $(2,225,312)
Total comprehensive income (loss)                                                                                    $ (2,225,312)



BALANCE AT DECEMBER 31, 2005                           $ 64,462,001  $ (3,100) $(72,314,448)            $(7,812,403)

COMMON STOCK (841,438)to be issued
  for interest accrued on stockholder's advances       $     25,243                                     $    25,243
  (1050)
Share based compensation                               $     47,512                                     $    47,512
Memorandum entry to record as expense for
  honorary services rendered by a shareholder          $     25,000                                     $    25,000
Net loss                                               $                       $   (330,662)            $  (330,662) $ (8,045,310)
Total comprehensive income (loss)
                                                       ------------ ---------- ------------- ----------- ---------- --------------

BALANCE AT JUNE 30, 2006                              $ 64,559,756  $ (3,100) $(72,645,110)            $(8,045,310)
                                                       ============  ========  ============   ========  ===========







See notes to unaudited consolidated financial statements. (Concluded)



                                  BIOFIELD CORP
                          (A Development Stage Entity)
                       Condensed Statements of Cash Flows
                                   (Uaudited)

                                                                                                    OCTOBER 16, 1987
                                                                      SIX MONTHS ENDED JUNE 30,       (INCEPTION) TO
                                                                           2006            2005       JUNE 30, 2006
                                                                      ------------    ------------    ------------

Cash flows from operating activities:                                 $   (330,662)   $   (717,381)   $(72,645,092)
     Net Loss
     Adjustments to reconcile net loss to net cash
     used in operating activities
           Depreciation and amortization                                     1,014          10,970       2,760,722
           Share based compensation                                         47,512            --            47,512
           Amortization of premiums on short term investments                 --              --           156,692
           Amortization of deferred financing costs                           --           172,044       2,609,231
           Loss on disposal of property and equipment                         --              --           194,102
           Loss on license and settlement agreements                          --              --            49,026
           Loss on abandonment of patent applications                         --              --           303,234
           Loss on inventory writedown                                        --              --           693,500
           Commission and discount on sales of Common Stock                   --            90,167            --
           Impairment of intangible assets                                    --              --           194,268
           Vendor settlements                                                 --              --            77,257
           Non-cash compensation                                            25,000          25,000       3,533,451
           Gain on disposition of fixed assets                                --              --          (159,473)
           Interest paid on common stock                                    25,243          18,771         575,260
           Consultancy fees paid in common stock                              --              --           195,250
Changes in assets and liabilities:
           Inventories                                                        --              --          (693,500)
           Prepaids                                                           --              --          (132,582)
           Due to affiliate                                                   --            10,957         329,687
           Accounts payable and accrued expenses                            84,859         (96,811)      2,178,614
                                                                      ------------    ------------    ------------

               Net cash used in operating activities                      (147,034)       (486,283)   (59, 911,733)
                                                                      ------------    ------------    ------------

Cash flows from investing activities
         Acquisition of property and equipment                                --              --        (2,610,691)
         Cost incurred for patents and applications                           --              --          (782,527)
         Proceeds from sale of property and equipment                         --              --           294,748
         Purchase of short-term investments                                   --              --       (26,476,638)
         Proceeds from sale and maturity of short-term investments            --                               --_
                                                                      ------------    ------------    ------------
                                                                                                        26,406,378

               Net cash used in investing activities                          --              --        (3,168,730)
                                                                      ------------    ------------    ------------

Cash flows from financing activities
         Repayment of capitalized lease obligations                           --              --           (82,234)
         Proceeds from issuance of Preferred Stock, net                       --              --        22,341,892
         Proceeds from issuance of Common Stock and
         Common Stock Warrants - net                                          --           285,249      33,383,362
         Proceeds from exercise of Common Stock options and
         Common Stock warrants - net                                          --              --           298,546
         Proceeds from the issuance of notes payable                          --              --         1,379,000
         Notes financing costs                                                --              --          (216,744)
         Advances from stockholders and related parties                    148,115         179,593       3,693,580
         Repayment of advances from stockholder and related parties           --              --          (145,000)
         Repurchases of Common Stock held in treasury                         --              --            (3,100)
         Proceeds from notes payable issue from stockholder
         and related party                                                    --              --         2,546,533
                                                                      ------------    ------------    ------------



               Net cash provided by financing activities                   148,115         464,842      63,195,835
                                                                      ------------    ------------    ------------


            Net increase (decrease) in cash and cash equivalents            (1,081)        (21,441)        115,372
            Effect of exchange rate changes on cash and
            cash equivalents
Cash and cash equivalents at beginning of period                             2,794          33,142        (111,497)

Cash and cash equivalents at end of period                            $      3,875    $     11,071    $      3,875
                                                                      ------------    ------------    ------------



           See accompanying notes and accountants' compilation report

BIOFIELD CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       GOING CONCERN BASIS OF ACCOUNTING

As  shown  in  the  accompanying  financial  statements,   Biofield  Corp.  (the
"Company") continues to incur significant losses. As of June 30, 2006, the Company had total assets worth less than $5,000 and its total liabilities exceeded its assets by $8 million. These factors raise substantial doubt about the Company's ability to continue as a going concern.

During 2002, the Company financed its operations almost entirely with $1,750,000 of borrowings obtained from, or with the assistance of, Dr. David M. Long, Jr., M.D., Ph.D., its Chairman, Chief Executive Officer and principal stockholder ("Dr. Long"), and certain of his affiliates.

In the first quarter of 2003, the Company instituted a cost reduction program that included lowering salaries of its six then current employees and some of its consultants, minimizing use of outside consultants, arranging with its employees and a consultant to accept options to acquire the Company's Common Stock for a portion of their services, and limiting its marketing activities. In January 2003, Dr. Long advanced $475,000 to enable the Company to meet its then projected minimum financial requirements. As of June 30, 2006, the aggregate amount due to Dr. Long and his affiliates, including advances made by him in 2003, 2004 and 2005, liability for a three-year promissory note amounting to $450,000 and interest accrued on all the debts due to him, is $4,513,968, and is also entitled to receive 3,007,078 shares of the Company's Common Stock for interest due up to December 31, 2004 on an advance of $1,050,000 made by him in 2003.

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

Specifically, at the June 30, 2006 closing, the Long Group transferred all of its shares of common stock presently issued to them in the Company (approximately 17.49% of all shares of Common Stock of the Company on a fully diluted basis or approximately 20.6% of all outstanding shares of Common Stock of the Company issued as of December 31, 2005). Effective March 30, 2006, Dr. Long intended to remain on the Board so long as his health permitted but he died on April 8, 2006 and his assignee has not been nominated. The other two Board members (Dr. Raymond Long and John Stephens) have resigned, their vacancies being filled by James MacKay (the Chairman of the Board of MKG) and his designee, Michael Yom, thereby giving MKG control of the Company's Board of Directors. Further, as of June 30, 2006, certain members of the Long Group assigned $2 million (comprising principal and accrued interest) of the total debt owed to members of the Long Group by the Company as well as all rights associated with such debt under any note, instrument, agreement or other authorization and under applicable law, under which the debt may be converted into equity of the Company (the "Assigned Debt").

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


The Company has depleted all its cash resources and the Company had to let go all its employees, except the Chief Operating Officer and Chief Executive

Officer, who does not receive any remuneration for his services. Since the employees' departure in November 2004, the Company has relied on past employees' services on a consultancy basis when funds are available as it is unable to pay their salaries on a regular basis. As at June 30, 2006, the Company owes $232,245 in back pay and accrued interest to the past employees.

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

Since 2003, the Company has had to severely curtail its activities as its cash resources depleted and Dr. Long and his affiliates extended limited funding for operations beyond June 30, 2003. In 2004, the Company received short-term funding of $741,500, from the two private placements and a $50,000 note payable and $253,698 from Dr. Long and his affiliates, and $161825 in permanent capital from the sale of shares of Common Stock under Regulation S. See Notes 1 and 9. This funding has enabled the Company to complete and submit an application to the FDA for its device and to continue operations in 2004.

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

ACCOUNTS RECEIVABLE

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. At June 30, 2006 and December 31, 2005, a provision of $71,000 was made for bad and doubtful accounts, representing an allowance of 100% for the outstanding accounts receivable.

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

RESEARCH AND DEVELOPMENT

The Company accounts for research and development costs in accordance with the SFAS No. 2, "Accounting for Research and Development Costs". Under SFAS No. 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development incurred for and the period from October 16, 1987 (date of inception) to June 30, 2006 were $40,481,889.

BASIC AND DILUTED LOSS PER SHARE

The basic loss per share is computed by dividing loss to common stockholders by the weighted average number of shares of Common Stock outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if the Company's dilutive outstanding stock options were exercised. Common equivalent shares totaling 6,349,025 as at June 30, 2006 (2,217,931 as at June 30, 2005) are not included in the per share calculations of diluted loss per share, since the effect of their inclusion would be antidilutive.

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

Inventories at June 30, 2006 and 2005 consisted of the following:
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

5.       DEFERRED FINANCING COST
Deferred financing costs at June 30, 2006 and 2005 consisted of the following:

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


6.       PROPERTY AND  EQUIPMENT,  PATENT AND PATENT  APPLICATION  COSTS

Property and equipment at June 30, 2006 and 2005 consisted of the following:

                                         2006           2005
                                       ------------------------
Furniture and office equipment         $  54,738     $   54,738
Plant and production equipment           144,308        144,308
                                       ---------     ----------
                                         199,046        199,046
Less accumulated depreciation            198,097        195,962
                                       ---------     ----------
                                       $     953     $    3,079
                                       =========     ==========

Depreciation expense in 2006 and 2005 were $1014 and $1,532 respectively.

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

Accumulated amortization for patents was $466,106 and $254,998 at March 31, 2006 and 2005, respectively. Besides the impairment charge of $194,268 in 2005, patent amortization expense for 2006, 2005, and for the period from inception through June 30, 2006, were zero, zero and $369,302, respectively.

7.       ACCRUED EXPENSES

Accrued expenses at June 30, 2006 and 2005 consisted of the following:

                                                    2006           2005
                                                --------------------------

Professional fees                              $    308,352   $    283,369
Due to ex-employees                                 232,245        184,100
Interest accrued on short-term notes payable        200,830        200,830
Other                                                59,798          9,088
                                               ------------   ------------
                                               $    801,223   $    690,677
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

9.       LONG-TERM DEBT - RELATED PARTY

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

10.      INCOME TAXES

Due to the Company's operating losses, there was no provision for U.S. income taxes in 2006 and 2005.

At June 30, 2006, the Company had Federal net operating loss carry forwards of approximately $64 million, which expire in years 2006 through 2025. However, substantially all of the net operating loss carry forwards are not utilizable, as a result of the limitations imposed by Section 382 of the Internal Revenue Code, due to ownership changes in 1992, 1995, 1997 and 1999. To the extent that these losses are utilizable, they may be offset against future U.S. taxable income, if any, during the carry forward period.

11.      DEVELOPMENT STAGE COMPANY

The Company is in the development stage, and its operations are subject to the risks inherent in the establishment of a new business with previously untested technology. The Company has generated nominal revenues and has accumulated losses of more than $72.6 million for the period from inception through June 30, 2006. Since inception, the Company has financed its operations primarily by the issuance of equity securities, interest income on the then unutilized proceeds from these issuances and short-term borrowings. During 2005, the Company financed its operations with (a) $1,736,361 of advances from Dr. Long and his affiliates, and (b) $295,250 from issuance of shares of Common Stock. See Notes 8, 9 and 10.

The Company requires the immediate infusion of long-term capital to continue it operations. See Note 1.

12. STOCK-BASED EMPLOYEE COMPENSATION

At June 30, 2006, the Company had three stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                      Three months  ended                Six months ended
                                 June 30,  2005 June 30,  2006    June 30, 2006   June 30, 2005
                                 -----------------------------    -----------------------------

Net loss, as reported            $  (33,506)       $(725,920)     $ (330,662)     $ (1,443,301)
Add: Total stock-based
 employee compensation
 expense determined under
 fair value based method for
 all awards, net of related tax
 effects                               -               -           $   47,512             -
                                 -------------   -------------    -------------   -------------
Pro forma net loss               $ (33,506)       $ (725,920)      $ (283,150)    $ (1,443,301)

Earnings per share:
Basic and diluted loss per share
  As reported                    $   (0.01)       $    (0.02)      $    (0.01)    $      (0.04)
  Pro forma                      $   (0.01)       $    (0.02)      $    (0.01)    $      (0.04)



Under the SFAS No. 123, the fair value of stock-based awards is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock option grants. These models also require subjective assumptions, including future stock price volatility and expected lives of each option grant.

13.      SUBSEQUENT EVENTS The Company is dormant at this time.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this document.

OVERVIEW

As a development stage company, we have incurred net losses since inception through June 30, 2006 of approximately $72.6 million. Our current liabilities exceeded our current assets by approximately $8 million, and our total liabilities exceeded our total assets also by approximately $8 million. These factors raise substantial doubt about our ability to continue our operations without obtaining immediate funding.

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


Specifically, at the March 31, 2006 closing, the Long Group transferred all of its shares of common stock presently issued to them in the Company (approximately 17.49% of all shares of Common Stock of the Company on a fully diluted basis or approximately 20.6% of all outstanding shares of Common Stock of the Company issued as of December 31, 2005). Effective March 30, 2006, Dr. Long intended to remain on the Board so long as his health permits but he died on April 8, 2006 and his assignee has not been nominated; the other two Board members (Dr. Raymond Long and John Stephens) have resigned, their vacancies being filled by James MacKay (the Chairman of the Board of MKG) and his designee, Michael Yom, thereby giving MKG control of the Company's Board of Directors. Further, as of June 30, 2006, certain members of the Long Group assigned $2 million (comprising principal and accrued interest) of the total debt owed to members of the Long Group by the Company as well as all rights associated with such debt under any note, instrument, agreement or other authorization and under applicable law, under which the debt may be converted into equity of the Company (the "Assigned Debt"). As of June 30, 2006 no debt has been converted into equity of the Company.

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

Under the new management following the change in the controlling interest in the Company, it is our hope to bring our technology to foreign markets, particularly markets in Asia, Europe, Latin America, the Middle East and Africa. We believe that some of these markets are among the most appropriate for our technology as breast cancer is of particularly great significance for women in these regions. These markets currently show a high need for early awareness and detection as current access to mammograms is more limited, access to radiologists is more limited, access to medical centers is more limited. Early detection awareness
programs  are  still  in  developmental   stages  in  these  markets.   Portable
technologies, which can bring the technology to the patient, rather than requiring the patient to go to the medical center, may be better suited to help meet the needs of these markets. The CE mark Certification awarded to the technology may further enable us to introduce the technology in the regions where the CE mark Certification is recognized.

Under the new management, we have developed strategic alliances and contacts in these countries that include government, industry, manufacturing, technology and finance. We hope to leverage these strategic alliances and contacts in those foreign markets to introduce our technology, sell our products and coordinate breast cancer/early detection awareness initiatives.

One of our goals is to develop an information database for these markets, particularly China, the Philippines, Mexico and Latin America, which are among the most populous regions in these markets.

We endeavor to continue to pursue our efforts overseas in these areas through our strategic alliances and contacts, to incorporate our technology into national health systems, insurance systems and breast cancer initiatives. Through these efforts, we hope to generate sales, establish manufacturing facilities overseas, secure additional funding and further develop the technology.

 LIQUIDITY  AND CAPITAL  RESOURCES

We have financed our operations since inception almost entirely by the issuance of our securities, interest income on the then unutilized proceeds from these issuances and with loans made directly, or guaranteed and collateralized, by Dr. David Long and certain of his affiliates.

At June 30, 2006, we had a working capital deficiency of $8,045,311, an increase of $232,907 from December 31, 2005. Our cash and cash equivalents were $3,875 at June 30, 2006, as compared to $2,794 at December 31, 2005. At December 31, 2005 and December 31, 2004, we had no value on the balance sheet for the inventory as we decided to make full provision for all the items in our inventory.


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

Comparison of the Unaudited Three Months Ended June 30, 2006 (the "2006 Quarter") with the Unaudited Three Months Ended June 30, 2005 (the "2005 Quarter")

We did not sell any of our products in the 2006 or 2005 Quarter.

We did not incur any research and development expenses in the 2006 or 2005 Quarter.

Selling, general and administrative expenses decreased by $566,838, or 94%, to $33,538 in the 2006 Quarter from $600,376 in the 2005 Quarter.

We had no interest expenses in the 2006 Quarter, compared to $140,544 in the 2005 Quarter.

As a result of the foregoing, we incurred a net loss of $33,538 in the 2006 Quarter, compared to a net loss of $725,920 in the 2005 Quarter, a decrease of $692,382, or 95%.

Comparison of the Unaudited Six Months Ended June 30, 2006 (the "2006
Period") with the Unaudited Six Months Ended June 30, 2005 (the "2005 Period")

We did not sell any of our products in the 2006 or 2005 Period.

In the 2006 or 2005 Period, we did not incur any cost of sales as we did not sell any products.

We did not incur any research and development expenditure in the 2006 or 2005 Period.

Selling, general and administrative expenses decreased by $1,088,956, or 91%, to $105,410 in the 2006 Period from $1,194,366 in the 2005 Period.

We had no interest expense in the 2006 Period, compared to $263,934 in the 2005 Period.

As a result of the foregoing, we incurred a net loss of $330,662 in the 2006 Period, compared to a net loss of $1,443,301 in the 2005 Period, a reduction in loss of $1,112,639, or 77%.

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

NUMBER OF EMPLOYEES

From our inception through the period ended December 31, 2005, we have relied on the services of outside consultants for services and currently have one (1) full time employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do not anticipate our employment base will significantly change during the next 12 months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

ITEM 3.  CONTROLS AND PROCEDURES

Michael Yom, our president and chief executive officer, and Joseph Repko, our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as they existed at June 30, 2006. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of June 30, 2006 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d), the Company's Chairman and Chief Financial Officer, also conducted an evaluation of Biofield's internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During the preparation of the Company's financial statements as of and for the quarter ended June 30, 2006, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, the Company has initiated the changes in internal control, to the extent possible given limitations in financial and manpower resources, also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our securities holders during the fiscal quarter ended June 30, 2006.

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