Form 10QSB/A
period 2006-03-31
BIOFIELD CORP \DE\
filed 2007-03-06
CIK 1007018

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A(1)(2)


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

(1) Registrant has been delinquent in its Form 10-Qs for 2006. Events discussed in this filing are reported and are accurate at the time of preparation. However, there was a management change effective as of March 30, 2006. Moreover, the former Chairman, Dr. David Long, died April 8, 2006. Consequently, executions, affidavits and required Certifications alluded to were necessarily changed to reflect new management.

(2) This Form 10-Q, although an unaudited management report, was not reviewed by Registrant's outside auditors. As described in Part II, Item 5 attached, the current auditors resigned such engagement by letter dated early evening March 5, 2007.

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

ITEM 5. OTHER INFORMATION

Registrant was not previously aware that its independent auditors had to perform a pre-issuance review of the management's interim financial statements included in its March 5, 2006 Form 10-Q Quarterly Report (the "Report'). In a late evening March 5, 2005 letter, Russell Bedford Stefanou Mirchandani LLP, its independent auditors (the "auditors"), advised Registrant of such responsibility under Regulation S-X Rule 10-01(d). In the same letter, the auditors also advised Registrant that they had terminated their client-auditor relationship, effective upon receipt of such letter. Other than citing that the lack of performing a pre-issuance review of the unaudited financial statements in such report, Registrant is not aware of any dispute with the auditors with respect to accounting principles and practices, financial statements disclosure, internal controls and/or auditing scope and procedures. As required by Regulation S-X Regulation 10-01(a)(3), the auditors are concurrently being requested to furnish a letter addressed to the Commission state whether they agree or disagree with the statements being made in this Report (and, were they to disagree, in what respect); such contemplated will be the subject of a forthcoming amendment to this Report.

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

Date: March 6, 2007               By: /s/ JOSEPH REPKO
                                          ----------------------------------
                                          Joseph Repko
                                          (Chief Financial Officer)

Date: March 6, 2007               By: /s/ MICHAEL YOM
                                         ----------------------------------
                                         Michael Yom
                                        (President & Chief Executive Officer)