Form 10QSB
period 2006-09-30
BIOFIELD CORP \DE\
filed 2007-03-06
CIK 1007018

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB (1),(2)


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006


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

43,142,936 shares of common stock as of September 30, 2006.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORM YES [ ] NO [X]



                                 BIOFIELD CORP.
                                   FORM 10-QSB
                                      INDEX

                                                                                     Page Number
                                                                                     -----------

PPART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance  Sheets as of  September 30, 2006 (unaudited) and  December
31, 2005                                                                                    3

Consolidated  Statements of Operations for the three months ended  September 30,
2006 and 2005 and for the period  October 16, 1987 (date of  inception)  through
September 30, 2006 (unaudited)                                                              4

Consolidated Statements of Stockholders' Equity (Deficit) for the period October
16, 1987 (date of inception) through September 30, 2006 (unaudited)                         5

Consolidated  Statements of Cash Flows for the three months ended  September 30,
2006 and 2005 and for the period  October 16, 1987 (date of  inception)  through
September 30, 2006 (unaudited)                                                             15

Notes to Unaudited Consolidated Financial Statements                                       16

  Item 2.     Management's Discussion and Analysis or Plan of Operation                    29

  Item 3.     Controls and Procedures                                                      38


  PART II. OTHER INFORMATION


  Item 1.     Legal Proceedings                                                            39

  Item 1A.    Risk Factors                                                                 39

  Item 2.     Changes in Securities and Small Business Issuer Purchases of
              Equity Securities                                                            39

  Item 3.     Default upon Senior Securities                                               39

  Item 4.     Submission of Matters to a Vote of Security Holders                          39

  Item 5.     Other information                                                            39

  Item 6.     Exhibits and Reports on Form 8-K                                             39


  SIGNATURES





PART I.  FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS
         BIOFIELD CORP.
         (A Development Stage Company)
         CONSOLIDATED BALANCE SHEETS
         -------------------------------------------------------------------------------------

                                                                  September 30,   December 31,
                                                                      2006            2005
                                                                  ------------    ------------
         ASSETS                                                   (Unaudited)      (Audited)


         CURRENT ASSETS:
           Cash and cash equivalents                              $      2,361    $      2,794
           Prepaid expenses                                                 --              --

                                                                  ------------    ------------
               Total current assets                                      2,361           2,794

         PROPERTY AND EQUIPMENT - Net                                      446           1,967
                                                                  ------------    ------------
               TOTAL                                              $      2,807           4,761
                                                                  ============    ============


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

         CURRENT LIABILITIES:
           Accounts payable                                       $  1,295,949    $  1,321,635
           Accrued expenses                                            804,823         690,677
           Due to affiliate                                            329,687
           Short-term notes payable                                  1,439,000       1,379,000
           Long-term debt from stockholder - short term position       622,534         607,350
           Advances from stockholders                                3,561,747       3,488,816
                                                                  ------------    ------------
               Total current liabilities                             8,053,740       7,817,165

         STOCKHOLDERS' EQUITY (DEFICIT):
           Preferred Stock, $.001 par value;  authorized
             12,300,000 undesignated shares;
             no shares issued or outstanding
           Common Stock, $.001 par value; authorized - 60,000,000
             Shares at 2006 and 2005; issued 43,142,936 and -
             at 2006 and 2005, respectively                             43,143         43,143
           Treasury stock - 2,306,131 shares                            (3,100)        (3,100)
         Additional paid-in capital                                 64,559,756      64,602,001
           Accumulated deficit during development stage            (72,650,732)   (72,314,448)
                                                                  ------------    ------------
             Total stockholders' equity (deficit)                   (8,050,935)    (7,812,404)
                                                                  ------------    ------------
           TOTAL                                                  $      2,807    $     4,761
                                                                  ============    ============



See notes to unaudited consolidated financial statements.




BIOFIELD CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
----------------------------------------------------------------------------------------------------------------------------

                                                                                                           October 16, 1987
                                                                                                            (inception) to
                                        Three Months Ended September 30   Nine Months Ended September 30,  September 30,2006
                                         ----------------------------     ---------------------------        ------------
                                               2006            2005            2006            2005
                                         ------------    ------------     ------------    -----------        ------------

REVENUE                                  $         --    $         --     $           --    $        --      $    135,132
COST OF SALES
  Cost of goods sold                               --              --                 --             --                --
  Loss on write down of inventory                  --              --                 --             --           693,500
                                         ------------    ------------     ------------    -----------        ------------
GROSS PROFIT (LOSS)                                --              --               --             --            (633,815)


OPERATING EXPENSES:
  Research and development                         --              --               --             --          40,481,889
  Share based compensation                         --              --           47,512             --              47,512
  Selling, general, and administrative          2,021         159,468          107,432        747,839          29,125,627
  Impairment of intangible asset                   --              --               --             --             194,268
  Gain on disposition of fixed assets              --              --               --             --              (8,084)
                                         ------------    ------------      -----------    -----------        -------------
      Total operating expenses                  2,021         159,468          154,944        747,839          69,841,212


OTHER INCOME (EXPENSE):
  Interest income                                  --              --               --             --           2,476,723
  Interest expense                             (3,600)       (154,724)        (181,340)      (418,658)         (2,111,103)
  Amortization of shares issued to
  lenders and other finance costs                  --              --               --       (605,997)         (2,736,419)
  Royalty income and other                         --          50,000               --         65,000             214,845
                                         ------------    ------------      -----------    -----------        ------------
      Net (expense) other income               (3,600)       (104,724)        (181,340)      (959,654)         (2,155,954)
                                         ------------    ------------      -----------    -----------        ------------


LOSS BEFORE INCOME TAXES                       (5,621)       (264,192)        (336,284)    (1,707,493)        (72,630,981)

PROVISION FOR INCOME TAXES                         --              --               --             --             (19,749)
                                         ------------    ------------      -----------    -----------        ------------
NET LOSS                                 $     (5,621)   $   (264,192)     $  (336,284)   $(1,707,493)        (72,650,730)
                                         ============    ============      ===========    ===========        ============

BASIC AND DILUTED
NET (LOSS) PER SHARE
                                         $      (0.00)   $      (0.01)     $     (0.01)   $     (0.05)
                                         ============    ============      ===========    ===========

BASIC AND DILUTED WEIGHTED-AVERAGE
COMMON SHARES OUTS                         43,142,936      39,091,185       43,142,936     37,469,109
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




                                                            Series A           Series B          Series C
                                                        Preferred Stock    Preferred Stock    Preferred Stock      Common Stock
                                                       ------------------- ----------------- ----------------- --------------------
                                                        Shares    Amount    Shares  Amount    Shares   Amount    Shares  Amount
Common Stock (2,310,300 shares) to be issued
  for interest accrued on stockholder's advances
Issue of shares of common stock due on payment
  default on notes payable                                                                                     897,500  $     897
Issue of shares of common stock due on payment
  Default on notes payable previously credited                                                               2,500,000  $
2,500
Memorandum entry to record as expense for
   honorary services rendered by a shareholder
Net loss
Total comprehensive income (loss)

BALANCE AT DECEMBER 31, 2005
                                                               -        -        -       -                    43,142,936  $ 43,143
COMMON STOCK (841,438)to be issued
  for interest accrued on stockholder's advances (1050)        -        -        -       -        -          -                 -

Share based compensation                                       -        -        -       -        -          -
Memorandum entry to record as expense for
  honorary services rendered by a shareholder                  -        -        -       -        -          -
Net loss
Total comprehensive income (loss)                              -        -        -       -        -          -

                                                      ------------------- ----------------- ----------------- --------------------

BALANCE AT SEPTEMBER 30, 2006                                  -        -        -       -        -          - 43,142,936  $43,143
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
                                                         Paid-In     Treasury   Development  Translation            Comprehensive
                                                         Capital       Stock       Stage      Adjustment    Total        Loss
                                                       ------------ ---------- ------------- ----------- ---------- --------------

BALANCE AT DECEMBER 31, 2004                           $ 63,879,532  $ (3,100) $(70,089,136)            $(6,176,198)

Sale of Common Stock ($0.05 to $0.10 per share)        $    382,177                                     $   385,417
Common Stock (2,310,300 shares) to be issued
  for interest accrued on stockholder's advances       $     85,740                                     $    85,740
Issue of shares of common stock due on payment
  default on notes payable                             $     17,052                                     $
17,950
Issue of shares of common stock due on payment
  default on notes payable previously credited         $     (2,500)
Memorandum entry to record as expense for
   honorary services rendered by a shareholder         $    100,000                                     $   100,000
Net loss                                                                       $ (2,225,312)            $(2,225,312)
Total comprehensive income (loss)                                                                                    $ (2,225,312)

                                                                                                                     =============

BALANCE AT DECEMBER 31, 2005                           $ 64,462,001  $ (3,100) $(72,314,448)            $(7,812,403)

COMMON STOCK (841,438)to be issued
  for interest accrued on stockholder's advances       $     25,243                                     $    25,243
  (1050)
Share based compensation                               $     47,512                                     $    47,512
Memorandum entry to record as expense for
  honorary services rendered by a shareholder          $     25,000                                     $    25,000
Net loss                                               $                       $   (336,284)            $  (336,284) $   (336,284)
Total comprehensive income (loss)                                                                                   ==============
                                                       ------------ ---------- ------------- ----------- ----------

BALANCE AT SEPTEMBER 30, 2006                          $ 64,559,756  $ (3,100) $(72,650,732)            $(8,050,932)
                                                       ============  ========  ============   ========  ===========







See notes to unaudited consolidated financial statements. (Concluded)



                                  BIOFIELD CORP
                          (A Development Stage Entity)
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                                                                                        OCTOBER 16, 1987
                                                                  NINE MONTHS ENDED SEPTEMBER 30,       (INCEPTION) TO
                                                                       2006            2005             SEPTEMBER 30, 2006
                                                             ------------------     -----------------   -------------------

Cash flows from operating activities:                             $   (336,284)   $   (717,381)         $(72,650,714)
     Net Loss
     Adjustments to reconcile net loss to net cash
     used in operating activities
            Depreciation and amortization                                1,521          10,970             2,761,229
            Share based compensation                                    47,512            --                  47,512
            Amortization of premiums on short term investments            --              --                 156,692
            Amortization of deferred financing costs                      --           172,044             2,609,231
            Loss on disposal of property and equipment                    --              --                 194,102
            Loss on license and settlement agreements                     --              --                  49,026
            Loss on abandonment of patent applications                    --              --                 303,234
            Loss on inventory writedown                                   --              --                 693,500
            Commission and discount on sales of Common Stock              --            90,167                  --
            Impairment of intangible assets                               --              --                 194,268
            Vendor settlements                                            --              --                  77,257
            Non-cash compensation                                       25,000          25,000             3,533,451
            Gain on disposition of fixed assets                           --              --                (159,473)
            Interest paid on common stock                               25,243          18,771               575,260
            Consultancy fees paid in common stock                         --              --                 195,250
Changes in assets and liabilities:
            Inventories                                                   --              --                (693,500)
            Prepaids                                                      --              --                (132,582)
            Due to affiliate                                              --            10,957               329,687
            Accounts payable and accrued expenses                       88,459         (96,811)            2,182,214
                                                                  ------------    ------------          ------------
                      Net cash used in operating activities           (148,549)       (486,283)          (59,913,248)
                                                                  ------------    ------------          ------------

Cash flows from investing activities
            Acquisition of property and equipment                         --              --              (2,610,691)
            Cost incurred for patents and applications                    --              --                (782,527)
            Proceeds from sale of property and equipment                  --              --                 294,748
            Purchase of short-term investments                            --              --             (26,476,638)
            Proceeds from sale and maturity of short-term
             investments                                                  --              --              26,406,378
                                                                  ------------    ------------          ------------

                     Net cash used in investing activities                --              --              (3,168,730)
                                                                  ------------    ------------          ------------

Cash flows from financing activities
            Repayment of capitalized lease obligations                    --              --                 (82,234)
            Proceeds from issuance of Preferred Stock, net                --              --              22,341,892
            Proceeds from issuance of Common Stock and
            Common Stock Warrants - net                                   --           285,249            33,383,362
            Proceeds from exercise of Common Stock options and
            Common Stock warrants - net                                   --              --                 298,546
            Proceeds from the issuance of notes payable                   --              --               1,379,000
            Notes financing costs                                         --              --                (216,744)
            Advances from stockholders and related parties             148,115         179,593             3,693,580
            Repayment of advances from stockholder and
             related parties                                              --              --                (145,000)
            Repurchases of Common Stock held in treasury                  --              --                  (3,100)
            Proceeds from notes payable issue from stockholder
             and related party                                            --              --               2,546,533
                                                                  ------------    ------------          ------------

                     Net cash provided by financing activities         148,115         464,842            63,195,835
                                                                  ------------    ------------          ------------
                    Net increase (decrease) in cash and
                    cash equivalents                                      (434)        (21,441)              113,857

                    Effect of exchange rate changes on cash and
                     cash equivalents
Cash and cash equivalents at beginning of period                         2,794          33,142              (111,497)
                                                                  ------------    ------------          ------------

Cash and cash equivalents at end of period                        $      2,360    $     11,071          $      2,360
                                                                  ------------    ------------          ------------


           See accompanying notes and accountants' compilation report

BIOFIELD CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       GOING CONCERN BASIS OF ACCOUNTING
As shown in the accompanying financial statements, Biofield Corp. (the "Company") continues to incur significant losses. As of September 30, 2006, the Company had total assets worth less than $3,000 and its total liabilities exceeded its assets by $8 million. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Inventories at September 30, 2006 and 2005 consisted of the following:
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

Deferred financing costs at September 30, 2006 and 2005 consisted of the following:
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
                                         ==========       =========

The Company did not incur any deferred finance cost in 2005. Financing expenses (deferred financing costs and private placement expenses) pertaining to the bridge financing incurred in 2004, as discussed in Note 9, were $1,127,513. The financing expenses for 2004 included private placement costs and legal fees of $86,938 and the fair market values of $1,040,575 for the 3,707,500 shares issued. Costs relating to the bridge financing are capitalized and amortized over the term of the debt, using the straight-line method. Accumulated amortization at June 30, 2006 and 2005 was $2,054,195 and $1,724,120
respectively, and deferred financing costs charged to operations in 2006 and 2005 were zero and $1,693,977 respectively. Unamortized portions of the deferred finance cost are reflected in Other Current Assets in the Balance Sheet. All finance expenses had been fully amortized as at December 31, 2005. See Note 9.

6.       PROPERTY AND  EQUIPMENT,  PATENT AND PATENT  APPLICATION  COSTS

Property and equipment at September 30, 2006 and 2005 consisted of the following:

                                         2006           2005
                                       ------------------------
Furniture and office equipment         $  54,738     $   54,738
Plant and production equipment           144,308        144,308
                                       ---------     ----------
                                         199,046        199,046
Less accumulated depreciation            158,604        196,572
                                       ---------     ----------
                                       $     442     $    2,474
                                       =========     ==========

Depreciation expense in 2006 and 2005 were $1521 and $2137 respectively.

The Company entered into a 15-year agreement dated December 22, 1992 with a consultant and inventor for the assignment of certain rights relating to performance under a laboratory service agreement. The Company paid $100,000 for such assignment and agreed to pay royalties of 5% of the Net Sales Price of Covered Inventions (as defined), if any, subject to a limit of $2.5 million. No royalties have been paid or accrued as of September 30, 2005.

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

7.       ACCRUED EXPENSES
Accrued expenses at September 30, 2006 and 2005 consisted of the following:
                                                    2006           2005
                                                --------------------------

Professional fees                              $    308,352   $    174,334
Due to ex-employees                                 232,245        184,100
Interest accrued on short-term notes payable        204,430        200,830
Other                                                59,798          9,088
                                               ------------   ------------
                                               $    804,823   $    581,642
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

12.      STOCK-BASED EMPLOYEE COMPENSATION

At September 30, 2006, the Company had three stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                       Three months ended                  Six months ended
                                    September 30,  September 30,    September 30,  September 30,
                                     2006             2005             2006             2005
                                 -----------------------------      -----------------------------

Net loss, as reported            $  (5,621)       $ (264,192)      $ (336,284)     $ (1,707,493)
Add: Total stock-based
 employee compensation
 expense determined under
 fair value based method for
 all awards, net of related tax
 effects                               -               -           $  (47,512)          -
                                 -------------   -------------    -------------   -------------
Pro forma net loss               $   5,621)       $ (264,192)      $ (383,769)    $ (1,707,493)

Earnings per share:
Basic and diluted loss per share
  As reported                    $   (0.01)       $    (0.01)      $    (0.01)    $      (0.04)
  Pro forma                      $   (0.01)       $    (0.01)      $    (0.01)    $      (0.04)


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

OVERVIEW

As a development  stage  company,  we have  incurred net losses since  inception through September 30, 2006 of approximately $72.6 million. Our current liabilities exceeded our current assets by approximately $8 million, and our total liabilities exceeded our total assets also by approximately $8 million. These factors raise substantial doubt about our ability to continue our operations without obtaining immediate funding.

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

Under the new management, we have developed strategic alliances and contacts in these countries that include government, industry, manufacturing, technology and finance. We hope to leverage these strategic alliances and contacts in those foreign markets to introduce our technology, sell our products and coordinate breast cancer / early detection awareness initiatives.

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

At September 30, 2006, we had a working capital deficiency of $8,050,935, an increase of $238,531 from December 31, 2005. Our cash and cash equivalents were $2,361 at September 30, 2006, as compared to $2,794 at December 31, 2005.

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

Comparison  of the  Unaudited  Three Months Ended  September 30, 2006 (the "2006
Quarter") with the Unaudited Three Months Ended September 30, 2005 (the "2005 Quarter")

We did not sell any of our products in the 2006 or 2005 Quarter.

We did not incur any research and development expenses in the 2006 or 2005 Quarter.

Selling, general and administrative expenses decreased by $157,447, or 99%, to $2,021 in the 2006 Quarter from $159,468 in the 2005 Quarter.

We had interest expenses of $3,600 in the 2006 Quarter, compared to $154,727 in the 2005 Quarter.

As a result of the foregoing, we incurred a net loss of $5,621 in the 2006 Quarter, compared to a net loss of $264,192 in the 2005 Quarter, a decrease of $258,571, or 98%.

Comparison  of the  Unaudited  Nine Months Ended  September  30, 2006 (the "2006
Period") with the Unaudited Nine Months Ended September 30, 2005 (the "2005 Period")

We did not sell any of our products in the 2006 or 2005 Period.

In the 2006 or 2005 Period, we did not incur any cost of sales as we did not sell any products.

We did not incur any research and development expenditure in the 2006 or 2005 Period.

Selling, general and administrative expenses decreased by $640,407, or 86%, to $107,432 in the 2006 Period from $747,839 in the 2005 Period.

We had interest expense of $181,340 in the 2006 Period, compared to $418,658 in the 2005 Period.

As a result of the foregoing, we incurred a net loss of $181,340 in the 2006 Period, compared to a net loss of $959,654 in the 2005 Period, a reduction in loss of $778,314, or 81%.

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

                                                                            2005           2004             VARIANCE
                                                                            ----           ----             --------

     Amortization of value of shares issued as incentive for notes         $311,073        $1,502,907       $ 1,191,834
     Amortization of Finance Expenses relating to private placements         19,002           191,070           172,068
     Commission and discount on sale of shares under S Registration         247,498            96,919          (150,579)
     Fair value shares due as penalty for payment default on notes           17,950           350,000           332,050

                                                                           --------------------------------------------
     Total cost relating to issuance of financial instruments              $595,523        $2,140,896       $ 1,545,373
                                                                           ============================================

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