Form 10KSB
period 2006-12-31
BIOFIELD CORP \DE\
filed 2007-10-23
CIK 1007018

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
        OF THE SECURITIES  EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
        OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-27848

                                 BIOFIELD CORP.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                        13-3703450
(State or other jurisdiction of incorporation               (I.R.S. Employer
  or organization)                                           Identification No.)

    KING OF PRUSSIA BUSINESS CENTER, SUITE C,
    1019 WEST NINTH AVENUE
    KING OF PRUSSIA, PA                                             19406
  (Address of principal executive offices)                       (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 215-972-1717

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

  COMMON STOCK, $0.001 PAR VALUE
         (Title of Class)

Check whether the registrant is not required to file reports pursuant to Section
13 or Section 15(d) of the Act   Yes        No  X
                                    ------    ------

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes        No  X
            ------    ------

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined by
Rule 12b-2 of the Exchange Act). Yes       No   X
                                    ------    ------

State issuer's revenues for its most recent fiscal year:  $ NIL.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

       APPROXIMATELY $4,832,122.50 BASED ON THE CLOSING SALE PRICE ($0.15) ON OCTOBER 19, 2007, AS REPORTED BY THE NASDAQ STOCK MARKET, INC. INFOQUOTE SERVICE

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF OCTOBER 22, 2007, 53,137,486 SHARES OF COMMON STOCK AND 12,300,000 SHARES OF PREFERRED SHARES, ALL OF WHICH WERE SERIES A PREFERRED SHARES.

Documents Incorporated by Reference: NONE.

Transitional Small Business Disclosure Format (check one) Yes __ No X

                                     PART I

ITEM 1.           BUSINESS

Biofield Corp. is a development-stage medical technology company which has developed an advanced medical device and associated diagnostic system (the Biofield Diagnostic System or "BDS") to assist in detecting breast cancer.

Based on clinical trial results to date involving over 3,000 patients, the BDS has demonstrated the following benefits:

     o    It is noninvasive;
     o    It is radiation-free;
     o    It is compression-free;
     o It produces objective results within 20 minutes without the need for interpretation by a radiologist;
     o The device is portable and can be transported via mobile van units. o The BDS test can be performed in a physician's office or other similar location by a medical technician with a few days training.
     o It has performed better in certain respects than other existing breast cancer detection technologies. Clinical trials to date have demonstrated advantages of the BDS in (1) detecting more malignant tumors, especially smaller cancers missed by other detection technologies; (2) reducing the number of equivocal decisions; (3) reducing the number of false positives; and (4) reducing the number of certain expensive follow-up diagnostic tests, such as surgical biopsies, ultrasounds and diagnostic mammograms; and
     o The estimated cost of the BDS is expected to be significantly less than the cost of purchasing, installing, operating and interpreting the results from diagnostic x-ray mammography or other diagnostic imaging equipment.

A final complete product, the current version of the BDS first received CE mark Certification in 2000 while the Company's facilities were based in Alpharetta, Georgia. CE mark certification is administered by the European regulatory authorities and permits medical device companies to market the device in European Union member countries. The Company relocated to King of Prussia,
Pennsylvania in June 2007 and is working on the steps needed for CE mark certification from its new facility. The Company is also considering other facilities which have already secured CE mark certification.

On March 30, 2006, MacKay Group Limited ("MKG") took over control of the Company and its management, operations, and controlling interest. Prior management was focused on securing approval of the BDS from the U.S. Food and Drug Administration ("U.S. FDA") to distribute in the U.S.; their efforts, however, were not successful and the Company under prior management generated little or no sales and incurred significant losses. Under MKG, the Company has proceeded to penetrate foreign markets with significant populations of women, where MKG has significant industry and government relationships, where the need for the BDS appears compelling, and where the regulatory hurdles are not as burdensome. Included among the foreign markets are China (including Hong Kong and Macau), India, the Philippines, Indonesia, Malaysia, and other parts of Asia, Mexico, Latin America, the Caribbean, Africa, Europe, and the Middle East. Under MKG, the Company is continuing its efforts and is currently working with regulatory, clinical, legal, and other experts to secure U.S. FDA approval. The Company believes that the government and industry relationships, the possible significant clinical data and research and development (including as it may pertain to screening and other cancers), and revenues it secures abroad will facilitate its efforts to secure U.S. FDA approval.

Most of 2006 was consumed in connection with the series of transactions which resulted in MKG's taking over the Company, the transition to new management and facilities, and MKG's reduction of $2 million of the Company's debt. Unless indicated otherwise below, any material events in 2006 related to events, which predated 2006 and the MKG acquisition, and which were reported in detail in the Company's prior SEC's filings including its Form 10-KSB for fiscal year ending

December 31, 2005 available at: http://www.sec.gov/Archives/edgar/data/1007018/ 000112178106000104/biofield10ksb123105r.txt.
The reader is urged to read this document in its entirety.

                               The BDS Technology

At a simplistic level, the BDS detects and analyzes electrical potential cell changes associated with the development of epithelial cancers, such as breast cancer, using a non-invasive and objective test taking less than 20 minutes, which helps a physician determine the probability that a previously identified lesion is malignant or benign and whether the lesion should be removed by biopsy or whether other action should be taken. Epithelial cancers are related to the outside layer of cells that cover all the free, open surfaces of the body including the skin, and mucous membranes that communicate with the outside of the body, and include cancer of the breast, ovaries, skin, prostate and colon.

Epithelial cancers are characterized by small changes in the electrical charge of the affected tissue. These changes, when they occur, result in a depolarization of the charge distribution found in normal epithelial tissue which lines many solid organs, including the stomach, colon, prostate, endometrium, lung and breast. This depolarization appears to be progressive as cell transformation and carcinogensis occur, and is measurable at the skin surface.

The BDS employs single-use sensors of our own design, which are arranged on the skin surface in and around the quadrant of the breast where a suspicious lesion has been identified and in corresponding locations on the asymptomatic breast. Sensor readings are taken and analyzed using a pre-programmed algorithm to measure differentials which may exist between test points. The higher the BDS' output, the greater the probability that the patient has cancer in the area examined. The physician can use this information, together with other available clinical information, to determine the appropriate course of action.

The current version of the BDS is intended to be used as an adjunct to physical examination or relevant imaging modalities to provide physicians and patients with immediate and objective information about the probability that a previously identified lesion is malignant or benign, without regard to the size, weight or volume of the lesion. The device currently is intended for palpable breast lesions in women under 55 years of age. We believe that the BDS, together with other available clinical information, could reduce diagnostic uncertainty and decrease the number of diagnostic procedures, including surgical biopsies, performed on suspicious breast lesions. In clinical studies, the BDS performed statistically better in the clinically difficult subgroup of women 55 years of age and younger, for whom certain diagnostic imaging modalities, such as mammography and ultrasound, are generally considered less effective.

We previously conducted clinical trials involving leading medical institutions and breast cancer specialists and over 3,000 participants in the United States, Europe and Asia. The participants were women with suspicious breast lesions, detected either by x-ray mammography screening or a physical examination (self or by physician). Women who participated in our clinical trials had undergone diagnostic work-ups, which often included a series of tests, before proceeding to biopsy. In each of our studies, the results obtained were then compared to the biopsy results. Based on our clinical studies to date, and although our device cannot determine the presence of breast cancer in all cases, we believe that our device, together with other available information, could reduce diagnostic uncertainty and decrease the number of diagnostic procedures, including surgical biopsies performed on suspicious lesions.

Based on our clinical experience with the BDS for testing women that have symptoms of breast cancer (often referred to as symptomatic women) and our belief that the electrophysiological characteristics of cancer are similar for both lesions that can be felt in a physical examination (palpable) and those lesion that cannot be felt in a physical examination (non-palpable), we believe that our technology should be adaptable for breast cancer screening in women who have not demonstrated any symptoms of breast cancer (often referred to as asymptomatic women). Based on this belief, current management is working with leading experts, institutions, and/or agencies in China and other parts of Asia and the U.S. on the development, including the possibility of joint U.S.-Asian clinical trials, of a prototype design of an enhanced version of our device, which may be of use as a screening system. The enhanced version of our device would contain additional data channels to allow for more sensors to surround the breast or other area where a lesion is present and an algorithm to better analyze the data received. Current management is also working on developing new sensors and sensor configuration for the proposed screening device.

We believe that the need exists for products to provide early and accurate detection of types of epithelial cancers other than breast cancer. Our previous preclinical research had been designed to obtain additional scientific knowledge of the fundamentals underlying our core technology and to identify new applications based on our technology for the detection of other cancers, including cancer of the ovaries, skin, prostate and colon. Current management is proceeding to work with leading experts, institutions, and/or agencies in China and other parts of Asia and the U.S. on the development, including joint U.S.-Asian clinical trials, of the BDS for cancers other than breast cancer.

For more information, see the Company's prior SEC filings, published studies, and website, including the more detailed discussion on the BDS and its history, development, clinical trials, and limitations in the Company's last Form 10-KSB for FY 2005 available at http://www.sec.gov/Archives/edgar/data/ 1007018/000112178106000104/biofield10ksb123105r.txt. The reader is urged to read this document in its entirety.

                    The State of Breast Cancer Globally Today

The description about breast cancer and current detection technologies contained in the Company's last Form 10-KSB for 2005 (available at http://www.sec.gov/Archives/edgar/data/1007018/
000112178106000104/biofield10ksb123105r.txt.) has not changed materially. The reader is urged to read this document in its entirety. As reported in, among other publications, the October 15, 2007 edition of Time Magazine, breast cancer is the most common and lethal form of cancer for women in the world. According to the World Health Organization, more than 1.2 million cases are identified worldwide each year, and about 500,000 new and existing patients will die from the disease. In the U.S., breast cancer will be diagnosed in 1 in 8 women. A woman's chance of developing breast cancer during her lifetime is about 1 out of 7 or 13.4 percent. According to studies, the chance that breast cancer will be the cause for a woman's death is 1 in 33 or 3 percent.

Once considered a malady, which was perceived to have mostly afflicted white, affluent women in the industrialized hubs of North America and Western Europe, today breast cancer is spreading around the world. Asia, Africa, Eastern Europe, and Latin America have all seen their caseload spike. By 2020, 70% of all breast cancer cases worldwide will be in developing countries. As reported in the Time article, below are the incidence rate in 2002 of breast cancer cases per 100,000 people in countries other than the U.S. and Western Europe:

------------------------ --------------------------- ---------------------------
COUNTRY                  INCIDENCE RATE PER          TOTAL POPULATION
                         100,000 PEOPLE1

------------------------ --------------------------- ---------------------------
China                    18.7                        1,321,222,000
------------------------ --------------------------- ---------------------------
India                    19.1                        1,169,016,000
------------------------ --------------------------- ---------------------------
Indonesia                26.1                        231,627,000
------------------------ --------------------------- ---------------------------
Mexico                   26.4                        106,535,000
------------------------ --------------------------- ---------------------------
The Philippines          46.6                        88,706,300
------------------------ --------------------------- ---------------------------
Japan                    32.7                        127,750,000
------------------------ --------------------------- ---------------------------
South Africa             35                          48,577,000
------------------------ --------------------------- ---------------------------
Malaysia                 30.8                        27,329,000
------------------------ --------------------------- ---------------------------

1Source: Time Magazine, October 15, 2007, Special Report-Global Breast Cancer, A
Disease       Breaks       Free,       pp.       38-39,       available       at
http://www.time.com/time/2007/breast_cancer/ (citing International Agency for Research on Cancer, Danish Cancer Society, National Cancer Institute, and other sources).

Under MKG and its strategic relationships overseas, the Company has refocused its energies towards penetrating the markets in the above countries, among others, while bringing on the personnel and other resources to reinitiate efforts before the U.S. FDA. The populations of China, India, Indonesia, Mexico, the Philippines, and Malaysia account for over one-half of the world's total population.

However, as the reach of the disease is expanding, the reach of detection and treatment is not. For a women battling breast cancer in the industrialized West, new diagnosis and treatment options are more available, accessible, and affordable. This is not so elsewhere. In the U.S., an estimated $8.1 billion is spent to diagnose and treat breast cancer each year, and the ubiquity of mammography machines, clinics and specialists show what that money can buy. Other parts of the world are not as fortune.

Sources suggest several factors why women outside the U.S. and Western Europe are not benefiting from early detection. Some women in other parts of the world just do not know much about breast cancer, much less options such as mammography. If they know, there are cultural perceptions about motherhood or feminity in certain parts of the world, which discourage women from seeking medical help. The specter of surgical biopsies or other invasive or painful modalities and the likelihood of false positives are other factors which may discourage women from seeking medical help. Of course, money is a problem as are availability and accessibility to facilities with mammography or other detection modalities. Mammography and other current detection modalities are expensive to purchase, operate, and interpret. In certain instances, they require specialized facilities and personnel. In many areas, mammograms are limited to major medical centers, many of which are simply not available or accessible to women outside the United States and Western Europe. Whatever the factors, the unfortunate consequence is that the percentage of cancers caught at an early stage in certain countries overseas is too low. Thus, early awareness and detection are even more compelling in areas of the world outside North America and Western Europe. The Company under MKG is working with government representatives in China, the Philippines, and elsewhere on broad-based early awareness and detection initiatives and campaigns.

Recent studies have also raised concerns about the effectiveness in certain circumstances of mammography, which ever since the 1980s has long been considered the gold standard for detecting breast tumors. A 2007 study in the New England Journal of Medicine (NEJM) concluded that a highly promoted and widely used computerized system for examining mammograms is leading to less accuracy, not more. According to the study, this type of mammography not only failed to detect more cancers, it led to more false alarms that resulted in additional testing and biopsies for spots on mammograms that turned out to be harmless. See April 5, 2007 New York Times article, "Study to Detect Breast Cancer,"available at http://www.nytimes.com/2007/04/05/health/05breast.html?_r=1
&n=Top/Reference/Times%20Topics/Organizations/N/New%20England%20Journal%20of%20
Medicine&oref=slogin. The NEJM study sparked heated debates about options in addition to mammography. Much of the debate centered about magnetic resonance imaging (MRI). While MRIs can produce a more detailed picture of breast tissue, they are expensive and tend to produce more false positives than mammograms. The New York Times article reported that MRIs would cost healthcare insurers and providers an additional $1 billion per year.

For more information, see the Company's prior SEC filings, published studies, and website, including the more detailed discussion on breast cancer and current detection modalities in the Company's last Form 10-KSB for FY 2005 available at http://www.sec.gov/Archives/edgar/data/1007018/000112178106000104/biofield10ksb
123105r.txt.  The reader is urged to read this document in its entirety.

                                 Company History

Most of 2006 was consumed in connection with the series of transactions which resulted in MKG's taking over the Company, the transition to new management and facilities, and MKG's reduction of $2 million of the Company's debt. Other than the MKG Acquisition, the transition to new management and facilities, and MKG's reduction of $2 million of the Company's debt, material events in 2006 primarily related to events which predated 2006 and the MKG acquisition, and which were reported in detail in the Company prior SEC's filings including its Form 10-KSB for fiscal year ending December 31, 2005 available at:

http://www.sec.gov/Archives/edgar/data/1007018/000112178106000104/
biofield10ksb123105r.txt. The reader is urged to read this document in its entirety.

The March 30, 2006 MKG Acquisition

On March 30, 2006, MKG took control of the Company's management and operations as a result of a series of agreements detailed in and attached to the Company's April 6, 2006 Form 8-K, available online at http://www.sec.gov/Archives/edgar/ data/1007018/000112178106000066/biofield8k4606t.htm.
The reader is urged to read this document in its entirety. The explicit objective of the agreements was to give MKG control of the Company's management, board, operations, and 51% of the Company's common shares on a fully diluted basis, to allow MKG to penetrate significant foreign markets. The change of control was effectuated by way of, among other things, stock acquisitions, debt conversion, and board changes. All of the agreements were reviewed and approved by the Company's then board and by the Company's then securities counsel. As of the MKG Acquisition, all of the Company's prior royalty, distribution, employment, research and development, and consulting agreements had been or were terminated.

MKG acquired all of the Company's common shares owned by the Company's former chairman and chief executive officer, Dr. David Long and his family and affiliates, pursuant to a Stock Acquisition and Voting Agreement between MKG and Dr. David Long, Mrs. Donna Long, Dr. Raymond Long, the Long Family Trust, and the Long Family Partners II, LP (the "Long Agreement") and a Stock Acquisition Agreement between MKG and the David and Donna Long Family Foundation (the "Long Foundation Agreement"). In total, MKG acquired approximately 17.49% of all common shares of the Company on a fully diluted basis or approximately 20.6% of all outstanding shares of common stock of the Company issued as of December 31, 2005.

In accordance with the stock acquisition agreements and the Company's prior board's approval thereof, board members, John Stephens and Dr. Raymond Long, resigned and were replaced by James MacKay and Michael Yom. MacKay became chairman and Yom president. Dr. David Long remained a board member until his death in April 2006. His board seat was subsequently filled by Michael Antonoplos, the Company's current chief executive officer. In 2007, Yom's title transitioned from president to chief operating officer.

Under the Long Agreement, MKG agreed to take control of the Company's management and operations, fund the Company, help restructure the Company's debt, and use its government and industry contacts and relationships in Asia, Europe, and elsewhere to distribute, manufacture, and develop the BDS in foreign markets.

Under the Long Agreement, MKG agreed to give the Longs a royalty equal to 1% of the Company's net sales worldwide for three years commencing as of March 31, 2006. MKG also entered into a three-year, $60,000/year consulting agreement with Dr. David Long or his nominee.

The Debt Conversion

The Long Agreement also provided for the reduction of $2 million of the Company's debt owed to Dr. David Long and his family and affiliates by way of an assignment of this debt to MKG and the subsequent conversion of the debt into stock. The assignment and debt conversion (including conversion rate) were reviewed and approved by the Company's prior management, board, and securities counsel.

Under the Long Agreement, the Longs and their affiliates ("LFCG") assigned approximately $2 million (comprising principal and accrued interest) of the total debt (over $4.3 million) owed them by the Company to MKG. MKG was entitled to designate which portion of the total LFCG debt to assign. The assigned debt was to be converted into stock of the Company at $0.05 per share (the "Converted Shares"). Upon conversion, MKG retained a portion of the Converted Shares so that, together with the shares MKG acquired from LFCG and the David and Donna Long Family Foundation, MKG would then hold 51% of all the shares of Common Stock issued and outstanding on a fully-diluted basis. Any shares remaining of the Converted Shares not retained by MKG was to be transferred to LFCG, provided that LFCG agrees to deliver a proxy with respect to all voting rights associated with those remaining shares. In addition, pursuant to the Long Agreement, to the extent that any other debt owed to LFCG by the Company is converted into shares of Common Stock, LFCG agreed to transfer 51% of such shares to MKG.

On April 3, 2006 MKG made a demand on the Company to effectuate the debt conversion. In its demand, MKG designated the portions of the total LFCG debt, which was to constitute the $2 million in debt to be assigned by LFCG to MKG and which was to be converted into shares. In accordance with the Long Agreement, the Company's current board ratified the prior board's approval of the debt conversion and authorized the conversion as of MKG's demand of $499,728 of the assigned debt into 9,994,550 common shares and $1,230,000 of the assigned debt into 12,300,000 shares of the Preferred Series A stock of the Company. Each of the Series A Preferred Share shall have one vote per share and each Preferred Share shall be convertible into two shares of the Corporation's common stock, provided however that the Conversion Date may not be less than twelve (12) months after the date of issuance of the preferred shares. All remaining portions of the assigned debt not converted (e.g., $270,273) were retained by MKG and are entitled to be converted at a later time.

As a result of the above stock acquisitions and debt conversion, MKG holds and/or is entitled to 35,835,530 shares (common and preferred) of the Company, which constitutes a majority of the Company's shares issued and outstanding that are eligible to vote (65,437,486 shares).

Government Regulation, Manufacturing, Marketing and Sales, Patents and Proprietary Information, Licenses and Other Agreements, Research & Development, Competition, and Employees
--------------------------------------------------------------------------------

Unless indicated otherwise below, there were no material events or developments in 2006 related to government regulation, manufacturing, marketing and sales, patents and proprietary information, licenses and other agreements, research & development, competition, employees, and risk factors from the sections relating to those subjects in the Company prior SEC's filings including its Form 10-KSB for fiscal year ending December 31, 2005 available at: http://www.sec.gov/Archives/edgar/data/1007018/
000112178106000104/biofield10ksb123105r.txt. The reader is urged to read this document in its entirety.

While the Company under MKG has refocused its energies to distributing the BDS in foreign markets, since 2007 it is working with medical, regulatory, legal, and other experts, agencies, and institutions in the U.S. and China to reinitiate efforts before the U.S. FDA. The Company believes that the government and industry relationships, the possible significant clinical data and research and development, and revenues it secures abroad will facilitate its efforts to secure U.S. FDA approval. The Company is also working with experts on the steps needed for CE mark certification from its new King of Prussia facility, to which it relocated in mid 2007, as well as considering other facilities which have already secured CE mark certification.

Under prior management, the BDS device and sensors were manufactured in the U.S. The manufacturer, which prior management engaged to design the prototype of the BDS device has manufacturing facilities in Ireland. In addition to these options, the Company under MKG s working with technical, manufacturing, and regulatory experts to manufacture the new prototype device and the sensors overseas, including China and Mexico. The Company is also considering other FDA-certified manufacturing facilities in the U.S. which manufacture similar non-invasive technology.

As of March 30, 2006, the date of the MKG Acquisition, all licensing, royalty, distribution, and employment agreements had been terminated or were terminated. This was a condition precedent to the MKG Acquisition. Under the Long Agreement, MKG agreed to give the Longs a royalty equal to 1% of the Company's net sales worldwide for three years commencing as of March 31, 2006. MKG also entered into a three-year, $60,000/year consulting agreement with Dr. David Long or his nominee.

The Company did not memorialize any employment or consulting arrangements into written agreements in 2006. In 2006, MKG representatives and other consultants worked to effectuate the transition to new management and facilities and agreed to defer compensation until the transition was more complete. In 2007, the Company under MKG is working with leading medical, legal, technical, manufacturing, regulatory, and other experts in the U.S., China and elsewhere to, among other things, distribute and manufacture the device and sensors overseas; reinitiate efforts before U.S. FDA; complete the steps for CE Mark certification from the Company's new facilities in King of Prussia; maintain its patents and other intellectual protection, including, but not limited to, payment of any maintenance and/or other administrative fees and the commencement of all necessary actions to reinstate patents; initiate additional clinical trials in the U.S. and abroad, including possible joint Asian-U.S. clinical trials; and continue the development of the BDS device and sensors for screening purposes and for cancers other than breast cancer.

RISK FACTORS

The U.S. FDA Has Rejected Our Most Recent Submission for Approval of the Biofield Diagnostic Device and Reclassified Our Device
------------------------------------------------------

In March 2004, we submitted our application for clearance of our device, pursuant to the U.S. FDA's 510(k) clearance procedure to KEMA for review prior to formal submission to the U.S. FDA. KEMA subsequently recommended to the U.S. FDA that our diagnostic device be approved. In November 2004, we submitted our application for formal submission to the U.S. FDA to approve our device.

In December 2004, the U.S. FDA notified us that it had reclassified by statute the BDS into class III (Pre-market Approval) pursuant to Section 513(f) of the Federal Food, Drug and Cosmetic Act. As a result of the U.S. FDA's reclassification, we must, absent any subsequent reclassification, obtain PMA approval prior to legally marketing or distributing our device. The basis of the U.S. FDA's decision was its determination that the device is not "substantially equivalent to devices  marketed in U.S.  interstate  commerce...."  The U.S. FDA also informed us that although a manufacturer whose device is found to be not substantially equivalent to a predicate device can request the U.S. FDA to make a risk-based classification for its device, the U.S. FDA believes that "based on the review of your device, general controls would be inadequate and special controls difficult to develop, to provide reasonable assurance of the device's safety and effectiveness."

Had the FDA accepted our submission for clearance, we would have been able to commence sales and marketing efforts in the U.S. immediately. However, on March 4, 2005 we were notified by the U.S. FDA that it had reviewed our petition for reclassification and concluded that we have not demonstrated that the device meets the criteria under section 513(a)(1) of the Federal Food Drug and Cosmetic act (21 U.S.C. 360c (a)(1)) for classification into class I or II. Therefore the device is automatically classified in class III requiring approval through a pre-market approval. Consequently, there can be no assurance that we will ever obtain FDA clearance for the BDS. At a minimum, we will likely experience significant additional expense and time in order to obtain clearance for our device from the FDA.

As stated above, at the same time it is proceeding to distribute and manufacture the BDS in foreign countries, which are subject to different regulatory requirements than those of the U.S. FDA, the Company under MKG is concurrently working with regulatory, medical, clinical, legal and technical experts to reinitiate the Company's efforts before the U.S. FDA. The Company under MKG is prepared, and is working with regulatory, medical, and clinical experts in the U.S. and abroad, to proceed ahead to obtain PMA approval. It is still assessing however its options to reclassify its device. Given the interest it has generated with government and medical representatives overseas, the prospect of joint Asia-U.S. clinical trials and the number of potential clinical subjects in heavily populated countries in Asia, the Company believes that its initiatives overseas will help it when it resubmits before the U.S. FDA. There can be no reasonable assurance that the Company's efforts to secure U.S. FDA approval will be successful.

We Need to Obtain Financing in Order to Continue Our Operations or We will Cease Operations.
--------------------------------------------------------------------------------

Prior to the March 30, 2006 MKG Acquisition, we virtually had no Money. From December 2004 to March 30, 2006, we have survived on some funding we obtained from issuance of notes, sale of our shares abroad and advances made by Dr. Long and his affiliates. As of March 30, 2006, the Company owed Dr. Long and his affiliates approximately $4.3 million. We were unable to repay the $1 million of 12% promissory notes which we issued in a private placement in December 2003 and January and February 2004, when it became due on December 31, 2004. The $329,000 private placement notes and the $50,000 note to our placement agent, both due on May 31, 2005, also remain unpaid. All the notes will bear interest (until paid) at 1.5% per month after the due dates. Prior to the MKG Acquisition, we had been seeking long-term financing through investment banking channels for over four years, but have not yet been successful in obtaining adequate financing. We stated in our 2005 Form 10-KSB that unless such resources timely become available, we will be compelled to cease operations.

The situation did not materially change in 2006, as the Company under MKG was focused on, among other things, the transition to new management and facilities. In 2006, the Company under MKG did reduce the Company's debt by $2 million, and in 2007 is working with several of its major creditors on further debt reduction. In 2006, the Company under MKG relied on funding in the form of advances by MKG and the issuance of certain notes. In 2007, the Company under MKG has begun to make arrangements overseas, including China, India, the Philippines, Indonesia, and Mexico, which should generate significant sales revenues, and which also has generated interest from certain significant investors in the U.S. and abroad. There can be no reasonable assurances that the Company's funding/ sales efforts will be successful.

We Anticipate Significant Dilution of Our Current Stockholders in Obtaining Necessary Funding
--------------------------------------------------------------------------------

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

We Have a Limited Operating History
-----------------------------------

We have had a limited history of operations. From our inception in October 1987 to the MKG Acquisition, we have engaged principally in the development of our device, which has not been approved for sale in the United States. Consequently, we have little experience in manufacturing, marketing and selling our products. Since the MKG Acquisition, the Company has utilized MKG's foreign government, manufacturing, distribution, and industry relationships to proceed to distribute the BDS overseas. Moreover, the Company under MKG is working with regulatory, medical, clinical and manufacturing experts in the U.S. and abroad to distribute, manufacture and further develop the BDS. There can be no reasonable assurances, however, that such efforts will be successful.

We Expect to Continue to Incur Significant Operating Losses Which Endangers our Viability as a Going-Concern
--------------------------------------------------------------------------------

Prior to the MKG Acquisition, we had no established source of operating revenue and had incurred net operating losses since our inception. At December 31, 2005, we had an accumulated deficit of approximately $72 million. These losses have resulted principally from costs incurred in research and development and clinical trials and from general and administrative costs associated with our operations. Prior to the MKG Acquisition, we expected operating losses to continue, mainly due to the anticipated expenses associated with the pre-market approval process and proposed commercialization of our device, research and development and marketing activities and administration costs. Our continuing losses have caused our independent accountants to qualify their audit report regarding our use of "going concern" basis of accounting in preparation of our 2006 consolidated financial statements. The Company under MKG is now focused on distributing the BDS overseas based on MKG's foreign government, industry, and distribution relationships, which MKG believes will not only generate significant revenues and potentially bring in investment, but will also work with MKG and the Company to further develop the BDS, including with respect to clinical trials and research and development. There can be no reasonable assurances, however, that such efforts will be successful.


Our Business May Never Become Profitable
----------------------------------------

Prior to the MKG Acquisition, our ability to achieve profitability will depend, in substantial part, on our ability to obtain regulatory approvals in the U.S. for our device, and to develop the capacity to successfully manufacture and market our device within a reasonable time. Prior to the MKG Acquisition, we could not assure you when, or if, we will receive required regulatory approvals to manufacture and market our device. Accordingly, prior to the MKG Acquisition, the extent of future losses and the time required to achieve profitability, were highly uncertain. The Company under MKG is proceeding to distribute the BDS overseas and is working with government representatives and regulatory, clinical and medical experts in the U.S. and Asia to timely secure the appropriate regulatory approvals for the applicable countries. There can be no reasonable assurances that such efforts will be successful.

Our Cash Flow Problems Have Caused Us to Be Delinquent in Payments to Vendors and Other Creditors
--------------------------------------------------------------------------------

Since 1998, our lack of financial resources has caused us to delay payment of our obligations as they became due in the ordinary course of our business. Such delays have damaged some of our vendor and professional relationships, and have caused us to incur additional expenses in the payment of late charges and penalties. As of December 31, 2005, we had a working capital deficiency of $7.8 million and accounts payable, primarily to service providers and vendors, aggregating approximately $1.3 million, substantially all of which are past due. These amounts have increased since December 31, 2005. At December 31, 2005, we also owed our employees approximately $217,245. While it was consumed for most of 2006 in the transition to new management and facilities, the Company under MKG is working to reduce its debt with several of the major creditors and in 2006 reduced the debt by $2 million. There can be no reasonable assurances that its efforts to further resolve debt will be successful.

We Will Require Significant Additional Capital to Continue Operations Which May Not Be Available
--------------------------------------------------------------------------------

Prior to the MKG Acquisition, we expected that we will need significant additional funding to complete all the steps necessary to receive approval from the FDA, for operating expenses and for our marketing program. Moreover, our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments, including commitments to previous service providers and others which are contingent upon improvement in our cash position and have been extended until some indefinite future time, are substantial and are likely to increase. Prior to the MKG Acquisition, we did not expect to generate positive cash flow for at least several years, if at all, as revenues, initially, are unlikely to cover funds required for operating expenses, including the expected cost of commercializing our device. Prior to the MKG Acquisition. we could not assure you that additional financing would be available when needed or, if available, would be available on acceptable terms. Since 2001 to the MKG Acquisition, insufficient funds have prevented us from implementing our business strategy and have required us to delay, scale back or eliminate certain activities. Since the MKG Acquisition, the Company under MKG has garnered significant interest overseas for the BDS and is proceeding to generate sales overseas and to secure funding here and abroad. There can be no reasonable assurances that such efforts will be successful.

We May Never Be Able to Bring our Device to Market or Sustain Its Sales After Regulatory Approval
--------------------------------------------------------------------------------

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

     o our device may be superseded by another product commercialized for the same use or may infringe patents issued to others, which would prevent us from marketing and selling our device.

     o after approval, our device may be recalled or withdrawn at any time as a result of regulatory issues, including those concerning safety and efficacy.

If we are unable to successfully market our device or sustain its sales, our business, financial condition and results of operations will be significantly and adversely affected.

The Company under MKG is proceeding to distribute the BDS overseas and has cultivated significant foreign government, medical, distribution, regulatory, and manufacturing relationship, which it believes will help reinitiate its efforts before the U.S. FDA. Among its foreign initiatives, MKG is working with significant government, medical, distribution and industry entities overseas to market, distribute, and promote the BDS. The interest generated so far overseas has been significant. The Company under MKG is also working with regulatory, manufacturing, clinical and technical experts in the U.S. and overseas to manufacture the BDS in the U.S., China, and Mexico, among other countries, at comparable manufacturing costs and at the appropriate quality assurance levels. There can be no reasonable assurances that such efforts will be successful.

We Are Currently Dependent on a Single Product Which Has Not Yet Been Commercialized
--------------------------------------------------------------------------------

We intend to develop additional applications for our device, based on its core technology, none of these applications is expected to result in a commercial product for at least several years, if at all. Consequently, until such time, if at all, as our device is approved for commercial distribution in the United States, limited distribution of our device overseas will account for substantially all of our revenues, if any. The Company under MKG is proceeding to distribute the BDS overseas and is working with foreign government, medical, and other experts to develop the BDS for additional applications such as screening and diagnosis of other cancers. Moreover, the Company under MKG is working to acquire the rights to other medical technologies. There can be no reasonable assurances that such efforts will be successful.

Our Contract Manufacturers May Be Unable to Produce Commercial Quantities of Our Products
--------------------------------------------------------------------------------

Our current contract manufacturer for our device has not yet completed the redesign of a new version of our device due to our delay in payment for its redesign services and has not yet manufactured our device. We cannot assure you that it will complete its redesign services or be able to manufacture in volume, when or if the need may arise. If this situation occurs, our business could be significantly and adversely affected. Given the interest generated overseas, the Company under MKG is considering many options with regard to manufacture, both in the U.S. and overseas, including China, India, and Mexico. There can be no reasonable assurances that such efforts will be successful.

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

We May Not Be Able to Apply Our Technology to Other Uses and Products
---------------------------------------------------------------------

We cannot assure you that our technology will be approved and accepted for breast cancer screening or for the detection of other cancers. Furthermore, we also cannot assure you, even if we can develop any new products or uses for our current device, that such products or uses would be approved by the U.S. FDA or by any comparable foreign regulatory bodies, or would be commercially viable.

We May Not Be Able to Obtain Government Regulatory Approval to Market and Sell Our Products
--------------------------------------------------------------------------------

Regulation by governmental authorities in the United States will be a significant factor in the manufacture and marketing of our products, as well as our research and development activities. All of our proposed products will require regulatory approval by governmental agencies before commercialization and our products must undergo rigorous preclinical and clinical testing and other pre-market approval procedures prescribed by the FDA. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of medical devices. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations will require us to expend substantial resources. If we fail to obtain or are otherwise substantially delayed in obtaining regulatory approvals, our business and operations could be significantly and adversely affected. The regulation of medical devices, particularly in Europe, continues to develop and we cannot assure that, as new laws and regulations are adopted, these actions will not have an adverse effect on us.

Our Device Will Be Subject to Continuing Review by the FDA Which Could Impact On Our Ability to Sell It in the Future
--------------------------------------------------------------------------------

Changes to our device or the manner in which it is used after it is approved will require additional approval by the U.S. FDA. Our failure to receive approval of such a change on a timely basis, or at all, would have a significant adverse effect on our business.

A Failure of Our Contract Manufacturers to Comply with U.S. FDA Regulations Would Impact On Our Ability to Sell Our Device
--------------------------------------------------------------------------------

We cannot assure that our manufacturers will be in compliance with the U.S. FDA's quality system regulations and good manufacturing practices, when the FDA inspects them, or that they will continue to maintain this compliance. A failure to maintain compliance could significantly delay approval of our pre-market application to the U.S. FDA for our device or prevent us from marketing it if we obtain this approval, and would have a significant adverse effect on our business.

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

We Expect to Encounter Difficulty in Hiring Required Personnel and the Loss of any Key Personnel Could Adversely Affect our Operations
--------------------------------------------------------------------------------

As a small medical technology company, we are heavily dependent upon the talents of key personnel. Due to lack of funding, we were unable to hire permanent employees. We use services of some of the ex-employees as consultants when we have the cash and if they are available to perform the required services. Competition for qualified personnel in the medical device and biotechnology industries is intense and we do not know if we will be successful in our recruitment efforts. If we are unable to attract, and then retain, qualified personnel, our operations will be significantly adversely affected. Given the interest MKG has generated overseas, the Company under MKG is working with experts in the U.S. and overseas on distributing, manufacturing and further developing the BDS (clinically and technically). There can be no reasonable assurances that such efforts will be successful.

Our Results of Operations May Suffer if Foreign Trade is Restricted or Foreign Regulations are Modified
--------------------------------------------------------------------------------

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

We Face Substantial Competition in the Medical Technology Field and May Not Be Able to Successfully Compete
--------------------------------------------------------------------------------

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

Product Liability Claims in Excess of the Amount of Our Insurance Could Significantly Affect Our Financial Condition
--------------------------------------------------------------------------------

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

Our Contract Manufacturers Use Potentially Hazardous Materials, the Replacement of Which Could Affect Our Costs
--------------------------------------------------------------------------------

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

If We Are Unable to Protect Our Intellectual Property Rights, We Could Lose Our Competitive Advantage
--------------------------------------------------------------------------------

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

We Do Not Have the Financial Resources to Enforce and Defend All of Our Intellectual Property Rights
--------------------------------------------------------------------------------

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

Our Principal Stockholder Can Control Most Matters Requiring Approval by Our Stockholders
--------------------------------------------------------------------------------

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

We Lack Independent Directors
-----------------------------

We cannot assure you that our Board of Directors will have independent directors. Our previous independent directors resigned in December 2002 due, among other things, to our potential inability to maintain directors' and officers' liability insurance and to our financial inability to continue to assure that we will operate as a going concern. In the absence of a majority of independent directors, our current three-member Board of Directors could establish policies and enter into transactions without independent review. This could present the potential for a conflict of interest between us and our stockholders, and increases our difficulty in raising necessary financing. In addition, we cannot establish an audit committee or compensation committee without independent directors, which could prohibit us from listing our shares of common stock for trading on a recognized national securities exchange or on any electronic exchange regulated by NASDAQ. The Company under MKG intends to restructure its board to bring in independent directors as to preserve or prepare for future potential listing opportunities. There can be no reasonable assurances that such efforts will be successful.

We May Issue Preferred Stock
----------------------------

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

Our Stockholders Could Be Adversely Affected by the Anti-Takeover Effects of Delaware Law
--------------------------------------------------------------------------------

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

We Do Not Expect That We Will Pay Dividends
-------------------------------------------

We have never declared or paid any cash dividends on our capital stock and do not intend to pay any cash dividends in the foreseeable future.
--------------------------------------------------------------------------------

Our Obligation to Maintain the Registration of Shares of our Common Stock for Two Years Will be Costly and May Lower the Market Price of Our Common Stock.
--------------------------------------------------------------------------------

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

In addition to the above risk factors set forth in the Company's Form 10-KSB for fiscal year ending December 31, 2005, additional risk factors may arise as a result of new management's focus on distributing and manufacturing the BDS overseas, especially in China. These include risks associated with the political and economic environment, foreign currency exchange and the legal system in foreign countries. The economy of China and other foreign countries differs significantly from the economies of the western industrialized nations in such respects as structure, level of development, growth rate, capital reinvestment, repatriation, resource allocation, self-sufficiency, rate of inflation and balance of payment positions, among others. While certain foreign governments such as China have enacted laws encouraging foreign investment, it remains to be see how uniformly they will be enforced and interpreted.

As to China, a major focus of the Company under MKG, the Chinese economy has experienced significant growth in the past several years, but such growth has been uneven among various sectors of the economy and geographic regions. Such development and growth may present risks to entities operating in China. Because of the challenges created by such growth, the Chinese government has indicated and taken certain steps to control such growth and address such challenges. Actions by Chinese government to control inflation, for example, have restrained economic expansion in the recent past across several industrial sectors. Similar and continued actions by the Chinese government in the future could have a significant adverse effect on domestic economic condition in China. There can be no reasonable assurances that there will not be any changes respecting Chinese government, economy, laws, and regulation which may adversely affect the Company.

ITEM 2.  PROPERTY.

As of April 1, 2006, the Company moved its corporate headquarters from Alpharetta, Georgia to 1615 Walnut Street, 3rd and 4th Floors, Philadelphia, Pennsylvania. For 2006, the rent was approximately $4,000. Until June 2007, the Company subleased space at the Alpharetta facility, and was paying month to month rent, to maintain inventory and clinical, device and other files. In June 2007, pursuant of a 3-year lease, the Company relocated all of its operations to a new office in King of Prussia, Pennsylvania. The monthly rent for the King of Prussia office is approximately $4,000 including utilities.

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding which is not routine litigation incidental to our business or which involves a claim for damages exceeding 10% of our current assets, nor are we aware of any current proceeding concerning us that a governmental authority may be contemplating.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
                  AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock, par value $.001 per share, was quoted on the OTC Bulletin Board. Currently, our common stock is listed in the "Pink Sheets" published by Financial Insight Systems, Inc.

The following table sets forth the high and low per share daily closing sales prices for our common stock as reported by NASDAQ's InfoQuote service for the periods indicated.

YEAR ENDED DECEMBER 31, 2005 High Low

First Quarter                                    0.186             0.06
Second Quarter                                   0.063             0.02
Third Quarter                                    0.12              0.028
Fourth Quarter                                   0.06              0.03

YEAR ENDING DECEMBER 31, 2006

First Quarter                                    0.055             0.021
Second Quarter                                   0.13              0.035
Third Quarter                                    0.06              0.035
Fourth Quarter                                   0.04              0.021

On October 19, 2007, the closing sale price for our common stock was $0.15 per share, as reported by NASDAQ's InfoQuote service.

HOLDERS

As of October 19, 2007, there were 282 holders of record of our common stock, including shares the Company held in treasury and Cede & Co., which held 18,171,384 shares for an undisclosed number of beneficial holders.

DIVIDENDS

We have not declared or paid any dividends since our inception, and do not intend to pay any cash dividends in the foreseeable future, although we have not entered into any agreement which restricts our ability to pay dividends. We currently anticipate that we will retain all earnings, if any, for use in the operation and expansion of our business.

TRANSACTIONS INVOLVING UNREGISTERED SECURITIES

In accordance with the Long Agreement and associated assignment of debt, the Company's current board ratified the prior board's approval of the debt conversion discussed above and authorized the conversion as of MKG's demand of

$499,728 of the assigned debt into 9,994,550 common shares and $1,230,000 of the assigned debt into 12,300,000 shares of the Preferred Series A stock of the Company. Each of the Series A Preferred Share shall have one vote per share and each Preferred Share shall be convertible into two shares of the Corporation's common stock, provided however that the Conversion Date may not be less than twelve (12) months after the date of issuance of the preferred shares. All remaining portions of the assigned debt not converted (e.g., $270,273) were retained by MKG and are entitled to be converted at a later time.

REPURCHASES OF SECURITIES

None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this document.

Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report are forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as "may", "will", "should", "expect", "anticipate", "intend", "plan", "believe", "estimate", "potential", or "continue", the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those described above and in the Company's last Form 10-KSB for 2005 under "Risk Factors", available online at http://www.sec.gov/Archives/edgar/data/1007018/ 000112178106000104/biofield10ksb123105r.txt. We have no obligation to release publicly the result of any revisions to any of our "forward-looking statements" to reflect events or circumstances that occur after the date of this Report or to reflect the occurrence of other unanticipated events.

THE COMPANY'S FOCUS ON FOREIGN MARKETS UNDER MKG

Prior management's focus was on securing U.S. FDA approval to distribute the BDS in the U.S. Under MKG, the Company has reoriented its energies towards generating sales in foreign markets with significant populations of women, where MKG has significant industry and government relationships, where the need for the BDS appears compelling, and where the regulatory hurdles are not as burdensome. Included among the foreign markets are China (including Hong Kong and Macau), India, the Philippines, Indonesia, Malaysia, and other parts of Asia, Mexico, Latin America, the Caribbean, Africa, Europe, and the Middle East. The initial countries MKG is focusing on (China, India, Indonesia, the Philippines, Mexico, and Malaysia) account for approximately one half of the world's female population. As articulated in the recent October 15, 2007 Time article, MKG recognized from the outset that breast cancer is no longer an affliction which only concerns certain segments of women in the U.S. and Western Europe but is tragically a global challenge. Given the nature of the BDS, the Company believes that the BDS can play a role to help promote early detection in foreign countries, which for a variety of reasons may not have the detection technologies present in the U.S. and Western Europe.

Since 2007, MKG has been working with leading government, medical, distribution, and manufacturing representatives, agencies, and institutions in China, India, the Philippines and other parts of Asia to incorporate the BDS as part of early detection and awareness initiatives. Since 2007, MKG has also been working with those representatives, agencies, and institutions to manufacture the BDS device and sensors overseas; to conduct clinical trials, including joint U.S.-Asian trials; to further develop the BDS device and sensors for screening purposes; and to further develop the BDS device and sensors for cancers other than breast cancer.

Under MKG, the Company is continuing its efforts to secure U.S. FDA approval and in 2007 is working with regulatory, clinical, medical, legal and other experts in the U.S. and Asia towards that end. The Company believes that the government and industry relationships, the possible significant clinical data and research and development (including as it may pertain to screening and other cancers), and revenues it secures abroad will facilitate its efforts to secure U.S. FDA approval.

MKG Initiatives in Foreign Markets

In 2007 MKG continued to meet with significant government, healthcare, distribution, and manufacturing contacts to distribute, manufacture, and develop the BDS in foreign markets. MKG strategy is to form strategic alliances, in the form of a joint venture or sublicense, with entities with significant funding, government relationships and distribution networks, especially those associated with hospital systems, regulatory expertise, and manufacturing capabilities. The joint venture assumes all responsibilities and expenses within the designated territory to distribute the BDS, secure regulatory approval for the BDS, conduct clinical trials and development, and in some cases to manufacture the BDS.

China

On August 1,  2007,  MKG  signed a  memorandum  of  understanding  (MOU) to form
BIOFIELD ASIA, a joint venture with United Premier Medical Group Limited ("UPMG"), a premier healthcare provider, which in partnership with world renown Western healthcare providers, delivers healthcare services to China, including through UPMG's VIP OB/GYN centers in China. See MKG press release dated August 1, 2007 available online at http://biz.yahoo.com/bw/070801/20070801005219.html.v=1.

Under the terms of the MOU, BIOFIELD ASIA will, on an exclusive basis, market, distribute, manufacture, and further develop and conduct R&D on the BDS in or for, among other markets, mainland China, Hong Kong, Macau, and Taiwan. Under the MOU, UPMG at its own cost will seek approval from the State Food and Drug Administration of the People's Republic of China, and will pay certain sums to purchase BDS devices and sensors and will pay certain sums upon certain milestones related to, among others, regulatory approval, manufacture, and sales in China and certain countries.

The Philippines

In 2007 MKG has had repeated meetings with, and have conducted demonstrations for, significant government, church, healthcare, and distribution representatives in the Philippines. On March 8, 2007, MKG delivered a BDS device and three cases of sensors to a hospital in the Philippines. The hospital has started to take the unit to the provinces as part of their mobile health systems services. MKG believes that the Filipino Government and the Catholic Church in the Philippines will publicly support the BDS as part of national initiatives promoting early detection of breast cancer. MKG is also in discussions with a prominent Filipino entity about a joint venture to distribute the BDS in the Philippines and about a possible purchase order for devices and sensors. MKG believes that the joint venture arrangements will be finalized before the end of 2007.

Mexico

In January 2007, on behalf of the Company, certain representatives successfully conducted patient demonstrations and seminars of the BDS in Mexico City before more than 50 OB/GYN and other physicians, nurses, officials, and representatives from leading hospitals, clinics, laboratories, pharmaceutical companies, and other health providers based in Mexico and other countries in Latin America. The demonstrations and seminars were conducted by a noted physician in Mexico City on female patients with pre-confirmed malignant and benign tumors. Biofield's device tested successfully in the patient demonstrations, generating substantial interest among Mexican OBY/GYN and healthcare communities. The purpose of the demonstrations and seminars was to introduce Biofield's technology to leading opinion makers in the Mexican healthcare community and to seek to secure purchase orders for the device and sensors. Subsequent meetings and discussions have taken place with leading hospitals, clinics, physicians, and other opinion leaders in Mexico, many of which also have clinics, stores, or other facilities in other Latin American countries. Presentations of Biofield's technology were also made on Mexican TV. See Company's press release dated February 23, 2007, a copy of which is put on the Company's website www.biofield.com.

Continued discussions have taken place with the Mexican representatives who conducted the Mexico City demonstration (as well as with other representatives). Discussions have taken place about sublicensing the BDS for Mexico and Spanish-speaking countries in Latin America, purchase orders for the BDS devices and sensors and securing regulatory approval and establishing manufacturing facilities for the BDS in Mexico. MKG believes that sublicense arrangements will be finalized before the end of 2007.

The Singapore Sale

On February 28, 2007, Biofield sold a BDS device and three cases of sensors to leading distributor in Singapore. The gross proceeds totaled $24,950. The distributor is an industry leader in Singapore in biomedical engineering, which serves all the major medical centers and hospitals in Singapore. The end user is a nationally and internationally acclaimed institution in Singapore, which is recognized as an innovator for cutting edge technologies, including those in the biomedical science industry and medical device field, and for its commitment to public and community service. The sale was the result of a tender which was awarded to the Company. In addition to using the BDS for diagnostic purposes, the end user is conducting significant research which may impact the use of the BDS for screening purposes. The distributor believes its clients may be interested in buying the BDS devices and sensors. See Company press release dated February 28, 2007 available online at www.biofield.com and http://investor.biospace.com/biospace?GUID=1276816&Page=MediaViewer&Ticker=BZET.

The MKG Master License

As reported in and attached to its Form 8-K filed July 31, 2007 available online at http://www.sec.gov/Archives/edgar/data/1007018/000112178107000222/0001121781-07-
000222-index.htm,which the reader is urged to read in its entirety, on July 27, 2007 the Company signed a master license agreement (the "Agreement") with MKG. Pursuant to the Agreement, the Company granted to MKG an exclusive (even to the Company), sub licensable, royalty-bearing, worldwide license to make, have made, use, import, offer for sale, and sell devices, sensors and other products or services incorporating the Company's patented and unpatented breast cancer detection technology, including, but not limited to, the BDS, the Biofield Breast Cancer Proliferation Detection System, the Breast Cancer Diagnostic Device, and the Biofield Breast Examination or BBESM (collectively, the "Technology"). The Company also granted MKG, on a worldwide basis, the Exclusive Distribution, Manufacturing, Development, Clinical, and R&D Rights (as those terms are defined in the Agreement) with regard to the Technology. Under the Agreement, MKG assumes from the Company the sole responsibility and expense to market, manufacture, further develop (clinically and technically), and otherwise commercialize the Technology. MKG further assumes from the Company the sole responsibility and expense to secure additional regulatory approvals and to conduct additional clinical trials and R&D. MKG will also make commercially reasonable efforts to, among other things, further develop the Technology for screening, as opposed to purely diagnostic, purposes and for cancers other than breast cancer.

In return for the exclusive worldwide license, MKG will pay the Company royalties based on gross receipts received by MKG and its affiliates in connection with the Technology. MKG must pay minimum royalties. In addition to royalties, MKG will pay the Company licensing fees based upon certain milestones. The term of the Agreement is 10 years with automatic renewals for additional 10 year terms unless terminated by one of the parties pursuant to the terms of the Agreement.

Developments in the U.S.

In 2007 the Company continued to transition its operations, facilities, inventory, and clinical, technical, and financial records from its former offices in Alpharetta, Georgia and California to the Company's new office in King of Prussia. In July 19, 2007 the Company moved its principal executive office from 1615 Walnut Street, 3rd Floor, Philadelphia, PA 19103 and the contents of its former Alpharetta, Georgia facility to King of Prussia Business Center, Suite C, 1019 West Ninth Avenue, King of Prussia, PA 19406. Now that the move is complete, the Company is undergoing the steps needed to audit and certify the King of Prussia office and the re-issuance of the CE Mark precipitated by the change in facilities. See the Company's Form 8-K filed July 19, 2007, available online at http://www.sec.gov/Archives/edgar/ data/1007018/000112178107000218/biofielda8k71907.htm.

In May 2007, Michael Antonoplos was appointed as a Company director and as the Company's interim chief executive officer. Kenny Lau, who helped spearhead the initiatives with UPMG, was also appointed Company director in July 2007. In May 2007, Michael Yom's position changed from president to chief operating officer. See the Company's Form 8-K filed July 19, 2007, available online at http://www. sec.gov/Archives/edgar/data/1007018/000112178107000218/biofielda8k71907.htm.

The Company continues to meet and have discussions with representatives with significant financial and medical expertise to bolster the Company's management, board, and advisory board. In 2007 the Company continues to make efforts to (1) manufacture the new prototype of the BDS device (in the U.S., China, Mexico and elsewhere) and (2) reinitiate additional clinical trials in the U.S. which would help facilitate securing U.S. FDA approval. The Company has had repeated discussions with former representatives of the Company and physicians involved in developing the BDS, clinical trials and development, and the use of the BDS for screening purposes. Those discussions are in addition to the discussions MKG has had and continues to have with leading representatives in China, India, the Philippines and other foreign countries. Several of the representatives and physicians the Company is meeting with have successfully secured U.S. FDA approval for other technology. Further, the Company has had discussions and meetings with healthcare institutions in the U.S. about additional clinical trials, the use of the BDS in women's health centers, and possible joint clinical trials with leading medical institutions in Asia and Europe introduced by MKG. Given the availability of patients for clinical trials in Asia and MKG's relationship with leading Asian medical institutions, one of MKG's goals is to conduct clinical trials in Asia with leading Asian and Western medical institutions, which would facilitate efforts to secure U.S. FDA approval. Finally, the Company has met with engineering and design experts in the U.S. and China to manufacture the new prototype of the BDS device and further develop the devise and sensors for screening. Device schematics are now being reviewed by experts in China to manufacture the new prototype in China. The Company is also considering facilities in the U.S. which have been certified by the U.S. FDA with regard to non-invasive cancer detection technology.

After previously reducing its debt by $2 million in 2006, in 2007 the Company continues to make efforts to reduce its debt with several of its major creditors.

LONG-TERM STRATEGY AND GOALS

The long term strategy and goal of the Company under MKG is to become a leading provider of state-of-the-art medical and healthcare-related technology throughout the world. The Company's immediate goal is the distribution and manufacture of the BDS first in foreign markets and then in the U.S. upon securing U.S. FDA approval. The Company under MKG, however, is working with medical experts in the U.S., Asia, the Middle East, and Europe on advanced medical and healthcare-related technologies other than the BDS, which MKG can use its government and industry relationships in Asia and elsewhere to distribute, manufacture and further develop. While many of these other technologies relate to women's health and non-invasive technologies, other technologies relate to fields such as hospital and data management, emergency or triage management, diabetes, obesity, and childhood diseases and care.

On the BDS, the Company's goal is to use MKG's government, medical, distribution, manufacturing and other relationships overseas to develop the BDS as a leading breast cancer detection modality outside the U.S. The initial focus is on China, India, the Philippines, Indonesia, Malaysia, and Mexico. The Company under MKG will then extend to other parts of Asia, Latin America, the Caribbean, Africa, Europe, and the Middle East. MKG is currently working with representatives from some of those areas. With sales, acceptance and support from leading government, medical, and industry representatives, clinical trial results, and further research and development from those countries, the Company under MKG will reinitiate efforts before the U.S. FDA to distribute the improved version of the BDS in the U.S.

The Company under MKG seeks to gain acceptance of the BDS overseas at many levels. The first level is with government. Since 2007 MKG has been working with government, healthcare, hospital and other representatives in China, the Philippines and elsewhere to incorporate the BDS as part of national initiatives relating to women's health, early awareness and detection, and cancer programs and funds for the indigent. Discussions to date have generated interest from government not only in potential purchase orders but also with respect to coordinating the Company's clinical and R&D efforts with leading local doctors, hospitals, and agencies; conducting joint U.S.-Asia clinical trials including on screening and other cancers; securing the appropriate regulatory approvals; and manufacturing the BDS overseas.

Second, MKG has been working with leading foreign hospital and medical institutions, which are considered to be influential medical opinion leaders in the country. Discussions to date have generated interest relating to potential purchase orders and to potential joint clinical trials and development with leading institutions and experts in the U.S. and Europe, including on screening and other cancers.

The third level relates to distribution. MKG has been working with entities which are considered among the leading businesses in the country and which have established reputations, distribution networks, and manufacturing, logistics, funding and other resources. Some of these entities own, manage, and/or operate hospital and medical networks. Some are just leading businesses in the country with established distribution networks and a history and vision of helping the citizens of its country.

The fourth level relates to manufacturing. MKG has been working with manufacturers in China and Mexico which are reviewing the schematics and other materials relating to the prototype device. MKG has also been working with a sensor manufacturer with manufacturing facilities in China, India, Eastern Europe, and the U.S. MKG recognizes the importance of properly reestablishing manufacturing given regulatory requirements here and overseas. Its intent is to first reestablish manufacturing of the prototype device in the U.S. and then supplement and/or transfer manufacturing to certified manufacturing facilities in China, India, Mexico and elsewhere. It is working with technical and regulatory experts in the U.S. and Asia to properly reestablish manufacturing. Its ultimate goal is develop its own certified manufacturing facilities, whether in the U.S., Asia and/or elsewhere, which not only would eliminate outsourcing but allow manufacture of other possible medical technology.

Ultimately, the Company under MKG will reinitiate efforts before the U.S. FDA. To properly prepare for those efforts, MKG is working with regulatory, medical, and legal experts in the U.S., some of which were involved in the Company's previous efforts, and which have substantial experience with the U.S. FDA approval process. MKG believes that by gaining acceptance of the BDS (government, medical opinion makers and distribution) in significant and heavily populated countries such as China, India, the Philippines, Indonesia, and Mexico and by supplementing the Company's prior clinical trials and R&D with joint U.S.-Asia clinical trials in countries which population size presents an ideal base for clinical trials, these efforts will help the Company's future efforts before the U.S. FDA. China, India, the Philippines, Indonesia and Mexico represent a significant percentage of the world's female population.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception almost entirely by the issuance of our securities, interest income on the then unutilized proceeds from these issuances and with loans made directly, or guaranteed and collateralized, by Dr. David Long and certain of his affiliates (until the MKG Acquisition) and by MKG (after the MKG Acquisition).

At December 31, 2006, we had a working capital deficiency of $6,495,646, a decrease of $1,316,942 from December 31, 2005. Our cash and cash equivalents were $2,361 at December 31, 2006, as compared to $2,794 at December 31, 2005.

At December 31, 2006 and December 31, 2005, we had no value on the balance sheet for the inventory as we decided to make full provision for all the items in our inventory.

During 2006, our operating activities utilized $378,174 of net cash and our financing activities provided $377,741 of net cash, representing advances aggregating $11,823 and $8,234 from Dr. David Long and certain of his affiliates and MKG respectively. During 2005, our operating activities utilized $861,959 of net cash and our financing activities provided $831,611 of net cash, representing advances aggregating $1,736,361 from Dr. David Long and certain of his affiliates, and $295,250 from sale of shares of our common stock, and repayment of the liability of $1.2 million liability under the line of credit from the advances received from Dr. Long and his affiliates.

Since 2001, we have been seeking additional third-party funding. From 2001 to March 30, 2006, we retained a number of different investment banking firms to assist us in locating available funding; however, we were not successful in obtaining any of the long-term funding needed to make us into a commercially viable entity. From 2001 to March 30, 2006, Dr. David Long and certain of his affiliates have made funding available to us to permit us to sustain certain minimum operations. Since March 30, 2006, funding has primarily come from MKG. During the period from December 2003 to February 2004, we were able to obtain short-term financing of $1 million from a private placement (which resulted in net proceeds to us of $811,778, prior to any allocation for the cost of our required registration of the shares of common stock issued in the placement). On May 3, 2004, we signed an agreement with our placement agent to secure bridge financing up to $800,000, and we secured $329,000 under this placement. On September 8, 2004, we signed a note in favor of our private placement for $50,000 under the same terms and conditions as the $329,000 private placement. Most of the proceeds from this note are set aside to pay for interest due on notes issued under the $1 million and $329,000 private placements. In 2006, the Company under MKG entered into two notes with two individuals for a total of $110,000 regarding expenses incurred in connection with the preparation and submission of the Company's 2005 Form 10-KSB.

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

By adjusting its operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

The independent auditors report on our December 31, 2006 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2006 with the Year Ended December 31, 2005

In 2006 and 2005, we did not sell any products and did not incur any cost of sales. As such, we also did not have any cost of sales as a full provision had been made for any items sold.

We did not incur any research and development expenses in 2006 or 2005.

Selling, general and administrative expenses decreased by $716,754 or 76%, to $226,880 in 2006 from $943,634 in 2005. The decrease was largely attributable to the transition to new management and facilities.

We had net interest expense of $582,233 in 2006 compared to $576,887 in 2005, an increase of $5,346, or 1%.

Amortization of finance costs were reduced by $595,523 in 2006.

As a result of the foregoing, we incurred a net loss of $809,091 in 2006, compared to $2,225,312 in 2005, a decrease of $1,416,221, or 64%.


PRODUCT RESEARCH AND DEVELOPMENT

Material research and development expenditures are expected during the next 12 months, as MKG as the Company's master licensee and MKG's sublicensees proceed to distribute and manufacture the BDS overseas, further develop the BDS, and reinitiate efforts before the U.S. FDA. Much of the expenses, with the exception of the efforts before the U.S. FDA, will be borne on MKG as the master licensee or MKG's sublicensees.

ACQUISITION OR DISPOSITION OF PLANT AND EQUIPMENT

Overseas sales of the current version of the BDS and sensors are expected to occur during the next 12 months. We are also working to manufacture more devices and sensors for prospective orders. The acquisition of significant property, plant or equipment is also expected during the next 12 months as MKG and its sublicensee proceed to distribute and manufacture the BDS overseas. Much of the expenses will be borne by MKG as the master licensee or MKG's sublicensees.

NUMBER OF EMPLOYEES

From our inception through the MKG Acquisition on March 30, 2006, we relied on the services of outside consultants and had two full time employees. From the MKG Acquisition to December 31, 2006, we relied on the services of MKG representatives and outside consultants and 1 full time employee. In 2007, the Company under MKG has been working with medical, financial, regulatory, technical, legal and other experts in the U.S. and Asia towards distributing and manufacturing the BDS overseas, taking the steps for CE Mark certification for the Company's new facilities, reinitiating efforts before the U.S. FDA, and further developing the prototype of the BDS device and the BDS sensors. Within the next 12 months, the Company under MKG anticipates bringing in these experts as part of the Company's management, outside consultants, board, and advisory board. In order for us to attract quality personnel, we anticipate we will have to offer competitive salaries. relied on the services of outside consultants for services and had two full time employees. relied on the services of outside consultants for services and had two full time employees. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

OFF-BALANCE SHEET ARRANGEMENTS

None.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Estimates that are critical to the accompanying financial statements arise from the determination of the fair value of the Company's investment. Because such determination involves subjective judgment, it is at least reasonably possible that the Company's estimates could change in the near term with respect to this matter.

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

Fair Value of Financial Instruments

Cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses, as reflected in the consolidated financial statements, approximate fair value because of the short-term maturity of these instruments. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Patents and Other Intangible Assets

The costs of patents are amortized on a straight-line basis over their estimated economic life, but not exceeding 17 years. In December 2005, during the Company's annual review of the carrying values of patents and trademarks, management determined that, due to increased uncertainty about obtaining FDA's approval to sell the Company's device in the United States, the recoverability of the carrying values of patents and trade marks was doubtful. Due to the uncertainties management was unable to determine and project future undiscounted cash flows for these assets with reasonable accuracy. Consequently, the Company recorded an impairment charge of $194,268 to provide in full for these assets, and this amount is recorded as a component of operating expenses in the Income Statement as a separate line item.

Revenue Recognition

The Company has adopted and follows the guidance provided in the SEC's Staff Accounting Bulletin ("SAB") No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

The Company reviews the terms of convertible debt and equity instruments that are issued to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. When the risks and rewards of any embedded derivative instrument are not "clearly and closely" related to the risks and rewards of the host instrument, the embedded derivative instrument is generally required to be bifurcated and accounted for separately.

During 2006 and 2005 none of the above mentioned convertible debt and equity instruments were considered to be derivative instruments.

Warrants

The Company issues warrants to purchase the Company's common stock in conjunction with debt and certain preferred stock issues. Warrants are accounted for in accordance with the provisions of Accounting Principles Bulletin ("APB") No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants ("APB No.14") and Emerging Issues Task Force ("EITF") No. 00-19,
Accounting  for  Derivative  Financial  Instruments  Accounting  for  Derivative
Financial Instruments Indexed to or Potentially Settled in Indexed to or Potentially Settled in a Company's Own Stock ("EITF 00-19"). The fair value of warrants granted in conjunction with debt and equity issuances is estimated on the grant date using the Black-Scholes option pricing model. The value of warrants is separated from the total consideration of each issue and included as an element of additional paid-in capital.

Reclassification

Certain amounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year consolidated financial statements.

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

Research and Development

The Company accounts for research and development costs in accordance with the SFAS No. 2, "Accounting for Research and Development Costs". Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development incurred for the period from October 16, 1987 (date of inception) to December 31, 2005 were $40,481,889. In 2006 and 2005 there were no additional expenditures on research and product development.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS No.159"). SFAS No. 159 allows companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will become effective for the Company beginning in fiscal 2009. The Company is currently evaluating what effects the adoption of SFAS No. 159 will have on the Company's future results of operations and financial condition.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB No. 108"). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year's financial statements are materially misstated. SAB No. 108 is effective for the Company beginning October 1, 2007. The adoption of SAB No. 108 is not expected to have a material impact on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB

Statements No. 87, 88, 106, and 132(R) ("SFAS No. 158"). SFAS No. 158 requires an employer to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation, in its statement of financial position. SFAS No. 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end. SFAS No. 158 is effective for the Company for its fiscal year ended September 30, 2007. The Company is currently evaluating the impact of SFAS No. 158 on its consolidated financial statements.

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure about the use of fair value measures, the information used to measure fair value, and the effect fair-value measurements have on earnings. The primary areas in which the Company utilizes fair value measures are valuing pension plan assets and liabilities, valuing hedge-related derivative financial instruments, allocating purchase price to the assets and liabilities of acquired companies, and evaluating long-term assets for potential impairment. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for the Company beginning October 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement 109 ("FIN 48"), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return, including a decision whether or not to file a return in a particular jurisdiction. Under this new guidance, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values. This guidance also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of unrecognized tax benefits. FIN 48 is effective for annual periods beginning after December 15, 2006. The Company is in the process of evaluating the impact of adoption of FIN 48 on its consolidated financial statements.

In June 2006, the FASB ratified the consensus reached by the EITF in Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) ("EITF 06-3"). The scope of this issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer and may include, but is not limited to, sales, use, value-added, and some excise taxes. EITF 06-3 requires the disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method and are significant. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company does not expect the adoption of EITF 06-3 in 2007 to have an impact on its consolidated financial statements.

In May  2005,  the FASB  issued  SFAS No.  154,  Accounting  Changes  and  Error
Corrections ("SFAS No. 154"), which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial
Statements. SFAS No. 154 retained accounting guidance related to changes in estimates, changes in a reporting entity and error corrections. However, changes in accounting principles must be accounted for retrospectively by modifying the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after

December 15, 2005. The Company does not believe SFAS No. 154 will have a material impact the consolidated financial position, results of operations or cash flows.

In December 2004, FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123(R)) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Additionally, SFAS No. 123(R) amends the presentation of the statement of cash flows and requires additional annual disclosures. SFAS No. 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a new rule that postponed the effective date for SFAS No. 123(R) to the fiscal year beginning after June 15, 2005. The Company adopted SFAS No. 123(R) on January 1, 2006, but as the Company does not have an option plan, there was no effect upon implementation.

ITEM 7.  FINANCIAL STATEMENTS.

Our consolidated financial statements and the report of Jewett, Schwartz, Wolfe & Associates are attached to this Annual Report on Form 10-KSB beginning on page F-1 and are incorporated herein by reference.

ITEM 8A. CONTROLS AND PROCEDURES.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that partly due to the transition to new management and facilities, our disclosure controls and procedures need improvement as of December 31, 2006 to ensure timely reporting with the Securities and Exchange Commission. Our management is working to improve our disclosure controls and procedures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d), the Company's Chairman and Chief Financial Officer, also conducted an evaluation of Biofield's internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During the preparation of the Company's financial statements as of and for the year ended December 31, 2006, the Company has concluded that the current system of disclosure controls and procedures needs improvement, partly due to the transition to new management, facilities, and auditors. As a result of this conclusion, the Company is working to improve internal control. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

ITEM 8B.    OTHER INFORMATION

 None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

As of October 22, 2007, our directors and executive officers are:

Name                                Age     Positions and Offices
James MacKay                        47      Chairman of the Board
Michael Antonoplos                  55      Director and Chief Executive Officer
Kenny Lau                           46      Director
Michael Yom                         39      Director and Chief Operating Officer
Joseph Repko                        58      Chief Financial Officer

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

Dr. David Long resigned as chairman and Mr. James MacKay was appointed our Chairman and a director as of March 30, 2006. Mr. MacKay is a global entrepreneur and venture capitalist respected by governments, financiers, businesses and other organizations throughout the world He has been involved in a number of significant international projects with other associates. His contacts extend to leading government and industry representatives from France, the United Kingdom, China, Japan, Korea, Thailand, Singapore, India and the Philippines, among other countries. During his career, he has helped fund and operate and/or been otherwise involved in significant ventures worldwide, including, but not limited, to ventures associated with individuals in the musical and entertainment industry; leading hotels and resorts in Europe, the Caribbean, and/or Asia; individuals in the aviation industry; leading technology related to global tracking, homeland/global security, and anti-counterfeiting; port development and initiatives between Asia and the United States; passenger and cargo air traffic servicing parts of Asia and beyond; leading healthcare/ medical technology, especially those servicing the Philippines and China; and mining and oil in Asia. Mr. MacKay's qualifications and history were set forth in the Company's last Form 10-KSB for 2005 available at: http://www.sec.gov/Archives/edgar/data/1007018/000112178106000104/biofield10ksb
123105r.txt.

As of March 30, 2006, Dr. Raymond Long and Mr. John Stephens resigned as directors and Mr. Michael Yom was appointed as a director and President of the Company. As reported in the Company's Form 8-K filed July 19, 2007, Mr. Yom subsequently transitioned to the position of chief operating officer. Mr. Yom's qualifications and history were set forth in the Company's last Form 10-KSB for 2005 available at http://www.sec.gov/Archives/edgar/data/1007018/000112178106000 104/biofield10ksb123105r.txt.

On April 8, 2006, Dr. David Long died. He had continued to serve as a director after the change in the control of ownership on March 30, 2006. As reported in our Form 8-K filed on July 19, 2007, our current chief executive officer,

Michael Antonoplos was appointed to the Board to fill the vacancy caused by Dr. Long's death. In July 2007, Mr. Kenny Lau was also appointed to the Board. Mr. Antonoplos' and Mr. Lau's qualifications are set forth in our July 19, 2007 Form 8-K, available at:

http://www.sec.gov/Archives/edgar/data/1007018/000112178107000218/biofielda8k719
07.htm.

No family relationship exists among any of our directors or executive officers. None of our directors would be considered to be independent; We do not have an Audit Committee. Our prior Board of Directors adopted a Code of Ethics which applies to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. A copy of our Code of Ethics will be furnished, without charge, to any person upon written request to Michael Antonoplos, CEO at our principal executive offices.


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

Based upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during fiscal year ended December 31, 2006 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with on a timely basis. Each transaction has been subsequently reported. See Forms 3, 4, SC 13D and 8-K filed on April 6, 7, 10, and 11, 2006 available at www.sec.gov. In accordance with the Long Agreement, in 2007 the Company's current board ratified the prior board's 2006 approval of the debt conversion and authorized the conversion as of MKG's demand of $499,728 of the assigned debt into 9,994,550 common shares and $1,230,000 of the assigned debt into 12,300,000 shares of the Preferred Series A stock of the Company. Upon finalization of matters with the Company's transfer agent, appropriate filings will be submitted in due course.

ITEM 10.    EXECUTIVE AND OTHER COMPENSATION.

As of March 30, 2006, the date of the MKG Acquisition, the Company did not have formal employment agreements in 2006. In 2006, MKG representatives and other consultants worked to effectuate the transition to new management and facilities and agreed to defer compensation until the transition was completed, distribution and manufacturing was established overseas, and funding and sales revenue were secured. In 2007, the Company under MKG is working with leading medical, legal, technical, manufacturing, regulatory, and other experts in the U.S., China and elsewhere to, among other things, distribute and manufacture the device and sensors overseas; reinitiate efforts before U.S. FDA; complete the steps for CE Mark certification from the Company's new facilities in King of Prussia; maintain its patents and other intellectual protection, including, but not limited to, payment of any maintenance and/or other administrative fees and the commencement of all necessary actions to reinstate the patents and other intellectual property; initiate additional clinical trials in the U.S. and abroad, including possible joint clinical trials between China and the U.S.; and continue the development of the BDS device and sensors for screening purposes and for cancers other than breast cancer.


STOCK OPTIONS GRANTED

As reported  in its Forms 8-K dated  February  27,  2006 and March 2, 2006,  the
Company, under prior management issued to its former Chief Operating Officer, John Stephens, former Chief Sales Officer, Cri Hilmer, and outside consultant
Piyush Desai, 1.2 million options based upon the fair value of service render at $47,512 for consulting fees recognized in operating results for the year ended
December 31, 2006. These options have an exercise price of $0.04 per share and expire on February 23, 2011.

COMPENSATION OF DIRECTORS

No cash  compensation  was paid to our directors  during the year ended December
31, 2006, and we have no standard arrangements pursuant to which directors are compensated for any services provided as such.

EMPLOYMENT CONTRACTS

As  of  March  30,  2006,   we  did  not  have  any   employment   contracts  or
change-in-control arrangements with any of our executive officers in 2006.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of October 22, 2007, the number of shares of our common stock beneficially owned by (a) each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding common stock,
(b) each of our current directors,  (c) each of the persons named in the Summary
Compensation Table appearing under Item 10. - "Executive Compensation", and (d) all our directors and executive officers, as a group (three persons). Except as indicated in the footnotes to this table, we believe that the persons named in this table have sole voting and investment power with respect to the shares of our common stock indicated.

-------------------------------------------------------------------------------------------------------------
NAME
------------------------------------- ----------------------------------- -----------------------------------

MacKay Group Limited (1) (3)                    32,015,781 (4)                         50.71(5)
------------------------------------- ----------------------------------- -----------------------------------

James MacKay (Chairman) (1)                    32, 015,781 (4)                         50.71(5)
------------------------------------- ----------------------------------- -----------------------------------

Michael J. Antonoplos (2) (Director                  -0-                                 -0-
and CEO)
------------------------------------- ----------------------------------- -----------------------------------

Kenny Lau (2) (Director)                             -0-                                 -0-
------------------------------------- ----------------------------------- -----------------------------------

Michael Yom (2)                                      -0-                                 -0-
(COO)
------------------------------------- ----------------------------------- -----------------------------------

Joseph Repko (2)                                     -0-                                 -0-
(CFO)
------------------------------------- ----------------------------------- -----------------------------------

(1) Address is Room 307,  No.31 Lok Yip Road,  Fanling,  New  Territories,  Hong
Kong.
(2) Address is King Of Prussia Business Center, Suite C, 1019 West Ninth Avenue King Of Prussia, PA 19406.
(3) All of the interests in MacKay Group Limited are effectively owned by James MacKay.
(4) The Company's Board has also authorized the issuance to MacKay Group
Limited of 12,300,000 shares of Preferred Shares, Series A. Each of the Series A Preferred Share shall have one vote per share and each Preferred Share shall be convertible into two shares of the Corporation's common stock, provided however that the Conversion Date may not be less than twelve months after the date of issuance of the preferred shares.
(5) Includes 53,137,486 common shares and 12,300,000 shares of Preferred Shares, Series A, but excludes 2,306,131 common shares which the Company is holding in treasury.


CHANGE OF CONTROL

As set forth above, on March 30, 2006, MKG took control of the Company and its management, board, operations, and controlling interest. See above discussions on MKG Acquisition.

ITEM 12.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our independent accountants during the fiscal years ended December 31, 2006 and December 31, 2005 for: (1) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (2) services rendered that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (3) services rendered in connection with tax compliance, tax advice and tax planning, and (4) all other fees for services rendered. "Audit Related Fees" consisted of consulting fees regarding accounting issues. "All Other Fees" consisted of fees related to the issuance of consents for our SB-2 Registration Statements and this Annual Report. Since we have no audit committee, none of these services were approved by an audit committee, and we have no pre-approval policies or procedures.

                                     Year ended December 31,

                                     2006          2005
                                     ----          ----

       Audit Fees(1)                 ***          $83,037

       Audit Related Fees(2)         -0-            -0-

       Tax Fees(3)                   -0-            -0-

       All Other Fees(4)             -0-             *

       Total                          *           $83,037
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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

      The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BIOFIELD CORP.

                              By: /s/ Michael J. Antonoplos
                                  ----------------------------------------------
                                      Michael J. Antonoplos
                                      Chief Executive Officer

Dated:  October 22, 2007


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                                  /s/ Michael J. Antonoplos
                                  ----------------------------------------------
                                      Michael J. Antonoplos
                                      Chief Executive Officer

Dated:  October 22, 2007


                                  /s/ Joseph Repko
                                  ----------------------------------------------
                                    Joseph Repko
                                   (Chief Financial Officer)

Dated: October 22, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To The Shareholders and Board of Directors of Biofield Corp.

     We have audited the accompanying balance sheet of Biofield Corp. (a Development Stage Company) as of December 31, 2006 and 2005 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2006 and 2005 and the period from October 16, 1987 (inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biofield Corp. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and the period from October 16, 1987 (inception) through December 31, 2006 in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company's need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Jewett, Schwartz, Wolfe & Associates

/s/Jewett, Schwartz, Wolfe & Associates
---------------------------------------
Hollywood, Florida
October 12, 2007




BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------

                                                             December 31,    December 31,
                                                             ------------    ------------
ASSETS                                                             2006           2005

CURRENT ASSETS:
  Cash and cash equivalents                                  $      2,361    $      2,794
  Prepaids                                                          8,234            --
                                                             ------------    ------------
       Total current assets                                        10,595           2,794

PROPERTY AND EQUIPMENT - Net                                          469           1,967
                                                             ------------    ------------
       TOTAL ASSETS                                          $     11,064    $      4,761
                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                           $  1,352,641    $  1,262,440
  Accrued interest                                                438,529         187,459
  Accrued expenses                                                253,786         263,393
  Due to affiliate                                                337,921         329,687
  Advances from stockholder                                     1,966,094       3,488,816
  Notes payable                                                 2,157,085       1,986,350
                                                             ------------    ------------
      Total current liabilities                                 6,506,056       7,518,145
                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.001 par value;  authorized 12,300,000
    shares; issued 12,300,000 and 0 shares at
    December 31, 2006 and 2005, respectively                       12,300            --
  Common stock, $.001 par value; authorized 60,000,000
    shares; issued 53,137,486 and 43,142,936 shares at
    December 31, 2006 and 2005, respectively                       53,138          43,143
  Treasury stock - 2,306,131 shares                                (3,100)         (3,100)
  Stock subscriptions                                               3,849           3,007
  Additional paid-in capital                                   66,263,340      64,458,994
  Accumulated deficit during development stage                (72,824,519)    (72,015,428)
                                                             ------------    ------------
       Total stockholders' deficit                             (6,494,992)     (7,513,384)
                                                             ------------    ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $     11,064    $      4,761
                                                             ============    ============






                See notes to consolidated financial statements.




BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------

                                                                                Period October 16,
                                                       Year Ended                 1987 (Date of
                                                       December 31,             Inception) Through
                                                     2006            2005       December 31, 2006
                                                ------------    ------------    -----------------

REVENUE                                         $       --      $       --      $         135,132
COST OF SALES
  Cost of goods sold                                    --              --                 75,447
  Loss on write down of inventory                       --              --                693,500
                                                ------------    ------------    -----------------
GROSS PROFIT                                            --              --               (633,815)
                                                ------------    ------------    -----------------

OPERATING EXPENSES:
  Research and development                              --              --             40,481,889
  Selling, general and administrative                226,880         847,985           31,290,324
  Impairment of intangible assets                       --           194,268              194,268
  Gain on disposition of fixed assets                   --              --                 (8,084)
                                                ------------    ------------    -----------------
      Total operating expenses                       226,880       1,042,253           71,958,397
                                                ------------    ------------    -----------------


OTHER INCOME (EXPENSE):
  Interest income                                       --              --              2,476,723
  Interest expense and other finance costs:
     Interest expense                               (582,233)       (563,516)          (2,498,625)
     Amortization of shares issued to lenders
        and other finance costs                         --          (405,523)            (405,523)
  Royalty income and other                                22          85,000              214,867
                                                ------------    ------------    -----------------
      Net other expense                             (582,211)       (884,039)            (212,558)
                                                ------------    ------------    -----------------
LOSS BEFORE INCOME TAXES                            (809,091)     (1,926,292)         (72,804,770)
PROVISION FOR INCOME TAXES                              --              --                (19,749)
                                                ------------    ------------    -----------------
NET LOSS                                        $   (809,091)   $ (1,926,292)   $     (72,824,519)
                                                ============    ============    =================

NET LOSS PER SHARE:
     Basic and Diluted                          $      (0.02)   $      (0.05)
                                                ============    ============
WEIGHTED-AVERAGE SHARES
     Basic and Diluted                            48,140,211      39,824,020
                                                ============    ============


          See notes to consolidated financial statements.




BIOFIELD CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------------------------------------------------------

                                            SERIES A          SERIES B           SERIES C
                                            PREF.STK  AMOUNT  PREF. STK  AMOUNT  PREF. STK  AMOUNT  COMMON STK  AMOUNT

Sale of Common Stock, October 16, 1987
  (date of inception) (.16 per share, net)      -      $ -       -       $ -       -        $ -       549,020   $ 55
Issuance of Common Stock in connection with
  patent acquisition (.001 per share)           -        -       -         -       -          -       235,294     24
Net loss, October 16, 1987 to March 31,1988     -        -       -         -       -          -           -        -
TOTAL COMPREHENSIVE INCOME (LOSS)
------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 1988                       -      $ -       -       $ -       -        $ -       784,314   $ 79
Net loss                                        -        -       -         -       -          -           -       -
TOTAL COMPREHENSIVE INCOME (LOSS)
------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 1989                       -      $ -       -       $ -       -        $ -       784,314   $ 79
Net loss                                        -        -       -         -       -          -           -       -
TOTAL COMPREHENSIVE INCOME (LOSS)
------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 1990                       -      $ -       -       $ -       -        $ -       784,314   $ 79
Acquisition of 235,294 shares of
 Common Stock (.001 per share)                  -        -       -         -       -          -           -       -
Net loss                                        -        -       -         -       -          -           -       -
TOTAL COMPREHENSIVE INCOME (LOSS)
------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 1991                       -      $ -       -       $ -       -       $ -        784,314   $ 79
Retirement of Common Stock held in treasury     -        -       -         -       -         -       (235,294)   (24)
Issuance of Common Stock in exchange for notes
  and debt with accrued interest (2.90 per
  share, net)                                   -        -       -         -       -         -        431,372     43
Sale of Common Stock (.82 per share, net)       -        -       -         -       -         -         24,510      2
Amortization of deferred compensation           -        -       -         -       -         -            -        -
Net loss                                        -        -       -         -       -         -            -        -
TOTAL COMPREHENSIVE INCOME (LOSS)
------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 1992                       -      $ -       -       $ -       -       $ -      1,004,902   $ 100
Sale of Common Stock (7.67 per share, net)      -        -       -         -       -         -        557,475      55
Exercise of Common Stock options                -        -       -         -       -         -          2,451       1
Amortization of deferred compensation           -        -       -         -       -         -            -         -
Change in par value of common stock
  from .0001 to .001                            -        -       -         -       -         -            -     1,408
Net loss                                        -        -       -         -       -         -            -         -
TOTAL COMPREHENSIVE INCOME (LOSS)
------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 1993                       -      $ -       -       $ -       -       $ -      1,564,828 $ 1,564
  (brought forward)
Exercise of Common Stock options                -        -       -         -       -         -            735       1
Sale of Series A Preferred Stock
  (3.97 per share, net)                 2,119,896       2,120    -         -       -         -              -       -
Issuance of Series A Preferred Stock in
  exchange for notes (4.50 per share)     222,222         222    -         -       -         -              -       -
Issuance of Common Stock warrants               -           -    -         -       -         -              -       -
Amortization of deferred compensation           -           -    -         -       -         -              -       -
Net loss                                        -           -    -         -       -         -              -       -
TOTAL COMPREHENSIVE INCOME (LOSS)
------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 1994               2,342,118     $ 2,342    -       $ -       -       $ -      1,565,563  $ 1,565
Sale of Series B Preferred Stock
  (4.04 per share, net)                         -           - 481,644     482      -         -              -        -
Issuance of Common Stock warrants               -           -    -         -       -         -              -        -
Amortization of deferred compensation           -           -    -         -       -         -              -        -
Net loss                                        -           -    -         -       -         -              -        -
TOTAL COMPREHENSIVE INCOME (LOSS)
------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1994            2,342,118     $ 2,342 481,644    $482      -       $ -      1,565,563   $ 1,565





                                              --------------------------------------------------------------------------------------
                                                                            DEF ACCUM DURING  FOREIGN CUR                TOTAL
                                              TREASURY     STOCK               DEVELOPMENT     TRANSLATION            COMPREHENSIVE
                                               STOCK   SUBSCRIPTIONS   APIC      STAGE        ADJUSTMENT    TOTAL         LOSS

Sale of Common Stock, October 16, 1987
  (date of inception) (.16 per share, net)     $ -      $ -           $ 91,898   $    -        $    -       $   91,953
Issuance of Common Stock in connection with
  patent acquisition (.001 per share)            -        -                276        -             -              300
Net loss, October 16, 1987 to March 31,1988      -        -                  -     (159,359)        -         (159,359)
TOTAL COMPREHENSIVE INCOME (LOSS)                                                                                       $  (159,359)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 1988                      $ -      $ -           $ 92,174   $ (159,359)   $    -      $   (67,106)
Net loss                                         -        -                -       (495,520)        -         (495,520)
TOTAL COMPREHENSIVE INCOME (LOSS)                                                                                       $  (495,520)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 1989                     $ -       $ -           $ 92,174   $ (654,879)   $    -      $  (562,626)
Net loss                                        -         -                -       (233,347)        -         (233,347)
TOTAL COMPREHENSIVE INCOME (LOSS)                                                                                       $  (233,347)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 1990                     $ -       $ -           $ 92,174   $ (888,226)   $    -      $  (795,973)
Acquisition of 235,294 shares of
 Common Stock (.001 per share)                  (300)     -                -           -            -             (300)
Net loss                                        -         -                -       (285,179)        -         (285,179)
TOTAL COMPREHENSIVE INCOME (LOSS)                                                                                       $  (285,179)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 1991                     $ (300)   $ -           $ 92,174   $(1,173,405)  $    -      $(1,081,452)
Retirement of Common Stock held in treasury      300      -               (276)          -          -              -
Issuance of Common Stock in exchange for notes
  and debt with accrued interest (2.90 per
  share, net)                                    -        -          1,248,638           -          -        1,248,681
Sale of Common Stock (.82 per share, net)        -        -             19,998           -          -           20,000
Amortization of deferred compensation            -        -            136,880           -          -          136,880
Net loss                                         -        -                -        (461,061)       -         (461,061)
TOTAL COMPREHENSIVE INCOME (LOSS)                                                                                       $  (461,061)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 1992                      $ -      $ -        $ 1,497,414    $(1,634,466) $    -      $  (136,952)
Sale of Common Stock (7.67 per share, net)       -        -          4,275,223            -         -        4,275,278
Exercise of Common Stock options                 -        -                624            -         -              625
Amortization of deferred compensation            -        -            477,453            -         -          477,453
Change in par value of common stock
  from .0001 to .001                             -        -             (1,408)           -         -              -
Net loss                                         -        -                -       (3,099,637)      -       (3,099,637)
TOTAL COMPREHENSIVE INCOME (LOSS)                                                                                       $(3,099,637)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 1993                      $ -      $ -        $ 6,249,306    $(4,734,103) $    -      $ 1,516,767
  (brought forward)
Exercise of Common Stock options                 -        -                187            -         -              188
Sale of Series A Preferred Stock
  (3.97 per share, net)                          -        -          8,411,370            -         -        8,413,490
Issuance of Series A Preferred Stock in
  exchange for notes (4.50 per share)            -        -            999,778            -         -        1,000,000
Issuance of Common Stock warrants                -        -              2,119            -         -            2,119
Amortization of deferred compensation            -        -          1,580,320            -         -        1,580,320
Net loss                                         -        -                  -     (6,899,515)      -       (6,899,515)
TOTAL COMPREHENSIVE INCOME (LOSS)                                                                                       $(6,899,515)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 1994                      $ -      $ -        $ 17,243,080   (11,633,618) $    -      $ 5,613,369
Sale of Series B Preferred Stock
  (4.04 per share, net)                          -        -           1,947,149           -         -        1,947,631
Issuance of Common Stock warrants                -        -                   6           -         -                6
Amortization of deferred compensation            -        -              14,859           -         -           14,859
Net loss                                         -        -                 -      (4,959,312)      -       (4,959,312)
TOTAL COMPREHENSIVE INCOME (LOSS)                                                                                       $(4,959,312)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1994                   $ -      $ -        $ 19,205,094   $(16,592,930)   $ -      $ 2,616,553




              See notes to the consolidated financial statements.


                                            SERIES A          SERIES B           SERIES C
                                            PREF.STK  AMOUNT  PREF. STK  AMOUNT  PREF. STK  AMOUNT  COMMON STK  AMOUNT

Sale of Series C Preferred Stock
  (4.11 per share, net)                         -           -    -         -  2,914,771     2,915         -         -
Issuance of Common Stock warrants               -           -    -         -        -        -            -         -
Amortization of deferred compensation           -           -    -         -        -        -            -         -
Net loss                                        -           -    -         -        -        -            -         -
TOTAL COMPREHENSIVE INCOME (LOSS)
------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1995            2,342,118     $ 2,342 481,644    $482 2,914,771    $2,915   1,565,563   $ 1,565
Sale of Common Stock                            -           -    -          -       -        -      1,819,000     1,819
Conversion of Series A, B, and C
  Preferred Stock to Common Stock      (2,342,118)     (2,342)(481,644)  (482)(2,914,771)  (2,915)  3,046,474     3,047
Exercise of Common Stock warrants             -             -    -          -        -        -         2,058         2
Amortization of deferred compensation         -             -    -          -        -        -           -           -
Net loss                                      -             -    -          -        -        -           -           -
TOTAL COMPREHENSIVE INCOME (LOSS)
------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996                              $ -    -        $ -        -      $ -     6,433,095   $ 6,433
Sale of Common Stock (2.92 per share, net)    -             -    -          -        -        -     2,867,670     2,868
Warrants exchanged for Common Stock           -             -    -          -        -        -       643,639       644
Exercise of Common Stock options              -             -    -          -        -        -        50,674        50
Exercise of Common Stock warrants             -             -    -          -        -        -         9,531        10
Issuance of Common Stock for consulting       -             -    -          -        -        -        25,000        25
  services (4.00 per share, net)
Amortization of deferred compensation
Net loss                                      -             -    -          -        -        -           -           -
Foreign currency translation adjustment       -             -    -          -        -        -           -           -
TOTAL COMPREHENSIVE INCOME (LOSS)
------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997                  -           $ -    -        $ -               $ -    10,029,609  $ 10,030
Repurchase of Common Stock
 for treasury (2,246,131 shares)              -             -    -          -        -        -           -         -
Net loss                                      -             -    -          -        -        -           -         -
Foreign currency translation adjustment       -             -    -          -        -        -           -         -
TOTAL COMPREHENSIVE INCOME (LOSS)
------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998                  -           $ -    -        $ -      $ -        -    10,029,609  $ 10,030
Sale of Common Stock (.05 per share, net)     -             -    -          -        -        -    14,000,000    14,000
Net loss                                      -             -    -          -        -        -           -         -
Foreign currency translation adjustment       -             -    -          -        -        -           -         -
TOTAL COMPREHENSIVE INCOME (LOSS)
------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999                  -           $ -    -        $ -      $ -        -    24,029,609  $ 24,030
Issuance of right to purchase Common Stock
  in lieu of compensation (0.45 per share)    -             -    -          -        -        -           -         -
Sale of common stock (0.05 per share)         -             -    -          -        -        -       500,000       500
Sale of common stock (0.50 per share)         -             -    -          -        -        -     3,000,000     3,000
Memorandum entry to record as expense for
 honorary services rendered by a shareholder  -             -    -          -        -        -           -         -
Repurchase of Common Stock
 for treasury (60,000 shares)                 -             -    -          -        -        -           -         -
Net loss                                      -             -    -          -        -        -           -         -
Foreign currency translation adjustment       -             -    -          -        -        -           -         -
TOTAL COMPREHENSIVE INCOME (LOSS)
------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2000                  -           $ -    -        $ -      $ -        -     27,529,609 $ 27,530
Memorandum entry to record as expense for
  honorary services rendered by a
  shareholder                                 -             -    -          -        -        -            -        -
Net loss                                      -             -    -          -        -        -            -        -
TOTAL COMPREHENSIVE INCOME (LOSS)
------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2001                  -           $ -    -        $ -        -      $ -     27,529,609 $ 27,530
Exercise of Common Stock options              -             -    -          -        -        -         62,745       63
Memorandum entry to record as expense for
  honorary services rendered by a
  shareholder                                 -             -    -          -        -        -            -         -
Net loss                                      -             -    -          -        -        -            -         -
TOTAL COMPREHENSIVE INCOME (LOSS)
------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2002                  -           $ -    -        $ -        -      $ -     27,592,354 $ 27,593



                                          --------------------------------------------------------------------------------------
                                                                             DEF ACCUM DURING  FOREIGN CUR               TOTAL
                                           TREASURY     STOCK                   DEVELOPMENT     TRANSLATION           COMPREHENSIVE
                                            STOCK   SUBSCRIPTIONS   APIC           STAGE        ADJUSTMENT   TOTAL       LOSS

Sale of Series C Preferred Stock
  (4.11 per share, net)                        -        -          11,977,856            -        -       11,980,771
Issuance of Common Stock warrants              -        -                 161            -        -              161
Amortization of deferred compensation          -        -             195,874            -        -          195,874
Net loss                                       -        -                 -       (8,739,858)     -       (8,739,858)
TOTAL COMPREHENSIVE INCOME (LOSS)                                                                                      $ (8,739,858)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1995                 $ -      $ -        $ 31,378,985   $(25,332,788)   $ -      $ 6,053,501
Sale of Common Stock                           -        -          18,026,419            -        -       18,028,238
Conversion of Series A, B, and C
  Preferred Stock to Common Stock              -        -               2,692            -        -              -
Exercise of Common Stock warrants              -        -              20,145            -        -           20,147
Amortization of deferred compensation          -        -              26,093            -        -           26,093
Net loss                                       -        -                 -      (10,036,090)     -      (10,036,090)
TOTAL COMPREHENSIVE INCOME (LOSS)                                                                                      $(10,036,090)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996                 $ -      $ -        $ 49,454,334   $(35,368,878)   $ -     $ 14,091,889
Sale of Common Stock (2.92 per share, net)     -        -           8,377,583            -        -        8,380,451
Warrants exchanged for Common Stock            -        -                (644)           -        -              -
Exercise of Common Stock options               -        -             168,541            -        -          168,591
Exercise of Common Stock warrants              -        -              93,299            -        -           93,309
Issuance of Common Stock for consulting        -        -              99,975            -        -          100,000
  services (4.00 per share, net)                                       62,579            -        -           62,579
Amortization of deferred compensation
Net loss                                       -        -                 -      (10,151,041)     -      (10,151,041)
Foreign currency translation adjustment        -        -                 -              -      1,333          1,333
TOTAL COMPREHENSIVE INCOME (LOSS)                                                                                      $(10,149,708)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997                 $ -      $ -        $ 58,255,667   $ 45,519,911)   $1,333  $ 12,747,111
Repurchase of Common Stock
 for treasury (2,246,131 shares)              (100)     -                 -              -         -            (100)
Net loss                                       -        -                 -      (10,654,597)      -     (10,654,597)
Foreign currency translation adjustment        -        -                 -              -      55,891        55,891
TOTAL COMPREHENSIVE INCOME (LOSS)                                                                                      $(10,598,706)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998                 $(100)   $ -        $ 58,255,667   $(56,174,516)  $57,224  $  2,148,305
Sale of Common Stock (.05 per share, net)       -       -             686,000            -         -         700,000
Net loss                                        -       -                 -       (1,253,696)      -      (1,253,696)
Foreign currency translation adjustment         -       -                 -              -     (43,020)      (43,020)
TOTAL COMPREHENSIVE INCOME (LOSS)                                                                                      $ (1,296,716)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999                 $(100)   $ -        $ 58,941,667   $(57,428,212)  $14,204  $  1,551,589
Issuance of right to purchase Common Stock
  in lieu of compensation (0.45 per share)     -        -             198,000            -         -         198,000
Sale of common stock (0.05 per share)          -        -              24,500            -                    25,000
Sale of common stock (0.50 per share)          -        -           1,497,000            -         -       1,500,000
Memorandum entry to record as expense for
 honorary services rendered by a shareholder   -        -             100,000            -         -         100,000
Repurchase of Common Stock
 for treasury (60,000 shares)                (3,000)    -                 -              -         -          (3,000)
Net loss                                       -        -                 -       (1,522,233)      -      (1,522,233)
Foreign currency translation adjustment        -        -                 -              -     (14,204)      (14,204)
TOTAL COMPREHENSIVE INCOME (LOSS)                                                                                      $ (1,522,233)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2000                 $(3,100) $ -        $ 60,761,167   $(58,950,445)           $  1,835,152
Memorandum entry to record as expense for
  honorary services rendered by a
  shareholder                                    -      -             100,000            -                   100,000
Net loss                                         -      -                 -       (2,238,687)      -      (2,238,687)
TOTAL COMPREHENSIVE INCOME (LOSS)                                                                                      $ (2,238,687)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2001                 $(3,100) $ -        $ 60,861,167   $(61,189,132)  $   -    $   (303,535)
Exercise of Common Stock options                 -      -              15,623            -                    15,686
Memorandum entry to record as expense for
  honorary services rendered by a
  shareholder                                    -      -             100,000            -         -         100,000
Net loss                                         -      -                 -       (2,888,789)      -      (2,888,789)
TOTAL COMPREHENSIVE INCOME (LOSS)                                                                                      $ (2,888,789)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2002                 $(3,100) $ -       $ 60,976,790   $ (64,077,921)  $   -    $ (3,076,638)




              See notes to the consolidated financial statements.



                                            SERIES A           SERIES B           SERIES C
                                            PREF.STK   AMOUNT  PREF. STK  AMOUNT  PREF. STK  AMOUNT  COMMON STK  AMOUNT



Issuance of Common Stock for consulting
  services (0.30 per share, net)              -             -    -          -        -        -         50,000       50
Issuance of Common Stock for consulting
  services (0.32 per share, net)              -             -    -          -        -        -        468,749      468
Issuance of Common Stock for consulting
  services (0.11 per share, net)              -             -    -          -        -        -        275,000      275
Issuance of Common Stock as incentive for
  funding by issue of notes (0.25 per
  share net)                                  -             -    -          -        -        -      3,187,500    3,188
Common Stock (410,358 shares) to be issued
  for interest accrued on stockholder's
  advances                                    -             -    -          -        -        -            -        -
Memorandum entry to record as expense for
  honorary services rendered by a
  shareholder                                 -             -    -          -        -        -            -        -
Net loss                                      -             -    -          -        -        -            -        -
TOTAL COMPREHENSIVE INCOME (LOSS)
------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2003                  -           $ -    -        $ -        -      $ -     31,573,603 $ 31,574
Issuance of Common Stock as incentive for
 funding by issue of notes (0.25 per share
 net)                                         -             -    -          -        -        -      1,812,500    1,813
Issuance of Common Stock as incentive for
 funding by issue of notes (0.31 per share
 net)                                         -             -    -          -        -        -      1,895,000    1,895
Sale of Common Stock (0.10 per share)         -             -    -          -        -        -      1,224,000    1,224
Common Stock (286,421 shares) to be issued
  for interest accrued on stockholder's
  advances                                    -             -    -          -        -        -            -        -
Common Stock (2,500,000 shares) to be
  issued for payment penalty on notes
  payable                                     -             -    -          -        -        -            -        -
Memorandum entry to record as expense for
   honorary services rendered by a
   shareholder                                -             -    -          -        -        -            -        -
Net loss                                      -             -    -          -        -        -            -        -
TOTAL COMPREHENSIVE INCOME (LOSS)
------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2004                  -           $ -    -        $ -        -      $ -     36,505,103 $ 36,506
Sale of Common Stock ( for not less than
  $0.10 per share)                            -             -    -          -        -        -      3,240,333    3,240
Common Stock (2,310,300 shares) to be
  issued for interest accrued on
  stockholder's advances                      -             -    -          -        -        -            -        -
Issue of shares of Common Stock for
  payment penalty on notes payable            -             -    -          -        -        -        897,500      897
Issue of shares of Common Stock for
  payment penalty on notes payable            -             -    -          -        -        -      2,500,000    2,500
Memorandum entry to record as expense for
   honorary services rendered by a
   shareholder                                -             -    -          -        -        -            -        -
Net loss                                      -             -    -          -        -        -            -        -
TOTAL COMPREHENSIVE INCOME (LOSS)
------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2005                  -           $ -    -        $ -        -      $ -     43,142,936 $ 43,143
Common Stock (841,438 shares) to be
  issued for interest accrued on
  stockholder's advances                      -             -    -          -        -        -            -        -
Options issued for consulting services        -             -    -          -        -        -            -        -
Memorandum entry to record as expense for
   honorary services rendered by a
   shareholder                                -             -    -          -        -        -            -        -
Debt converted to stock                12,300,000        12,300  -          -        -        -      9,994,550    9,995
Net loss                                      -             -    -          -        -        -            -        -
TOTAL COMPREHENSIVE INCOME (LOSS)
------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2006           12,300,000       $12,300  -        $ -        -      $ -     53,137,486 $ 53,138
------------------------------------------------------------------------------------------------------------------------

                                          --------------------------------------------------------------------------------------
                                                                           DEF ACCUM DURING  FOREIGN CUR               TOTAL
                                          TREASURY     STOCK                  DEVELOPMENT    TRANSLATION           COMPREHENSIVE
                                           STOCK   SUBSCRIPTIONS   APIC         STAGE        ADJUSTMENT    TOTAL       LOSS


Issuance of Common Stock for consulting
  services (0.30 per share, net)               -                    14,950             -         -          15,000
Issuance of Common Stock for consulting
  services (0.32 per share, net)               -      -            149,532             -         -         150,000
Issuance of Common Stock for consulting
  services (0.11 per share, net)               -      -             29,975             -         -          30,250
Issuance of Common Stock as incentive for
  funding by issue of notes (0.25 per
  share net)                                   -      -            793,687             -         -         796,875
Common Stock (410,358 shares) to be issued
  for interest accrued on stockholder's
  advances                                     -     410           101,976             -         -         102,386
Memorandum entry to record as expense for
  honorary services rendered by a
  shareholder                                  -       -           100,000             -         -         100,000
Net loss                                       -       -               -        (2,164,698)      -      (2,164,698)
TOTAL COMPREHENSIVE INCOME (LOSS)                                                                                    $ (2,164,698)
---------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2003               $(3,100) $410      $ 62,166,910   $ (66,242,619)  $   -    $ (4,046,825)
Issuance of Common Stock as incentive for
 funding by issue of notes (0.25 per share
 net)                                          -       -           451,312             -         -         453,125
Issuance of Common Stock as incentive for
 funding by issue of notes (0.31 per share
 net)                                          -       -           585,555             -         -         587,450
Sale of Common Stock (0.10 per share)          -       -           160,601             -         -         161,825
Common Stock (286,421 shares) to be issued
  for interest accrued on stockholder's
  advances                                     -     287            64,456             -         -          64,743
Common Stock (2,500,000 shares) to be
  issued for payment penalty on notes
  payable                                      -    2,500          347,500             -         -         350,000
Memorandum entry to record as expense for
   honorary services rendered by a
   shareholder                                 -      -            100,000             -         -         100,000
Net loss                                       -      -                -        (3,846,517)      -      (3,846,517)
TOTAL COMPREHENSIVE INCOME (LOSS)                                                                                    $ (3,846,517)
----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2004               $(3,100) $ 3,197    $ 63,876,334   $ (70,089,136)  $   -     $(6,176,199)
Sale of Common Stock ( for not less than
  $0.10 per share)                             -       -           382,178             -         -         385,418
Common Stock (2,310,300 shares) to be
  issued for interest accrued on
  stockholder's advances                       -     2,310          83,430             -         -          85,740
Issue of shares of Common Stock for
  payment penalty on notes payable             -       -            17,052             -         -          17,949
Issue of shares of Common Stock for
  payment penalty on notes payable             -    (2,500)            -               -         -             -
Memorandum entry to record as expense for
   honorary services rendered by a
   shareholder                                 -       -           100,000             -         -         100,000
Net loss                                       -       -               -        (1,926,292)      -      (1,926,292)
TOTAL COMPREHENSIVE INCOME (LOSS)                                                                                    $ (1,926,292)
----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2005               $(3,100) $ 3,007    $ 64,458,994   $ (72,015,428)  $  -     $(7,513,384)
Common Stock (841,438 shares) to be
  issued for interest accrued on
  stockholder's advances                       -       842          24,401             -         -          25,243
Options issued for consulting services         -         -          47,512             -         -          47,512
Memorandum entry to record as expense for
   honorary services rendered by a
   shareholder                                 -         -          25,000             -         -          25,000
Debt converted to stock                        -         -       1,707,433             -         -       1,729,728
Net loss                                       -         -             -          (809,091)      -        (809,091)
TOTAL COMPREHENSIVE INCOME (LOSS)                                                                                    $ (809,091)
----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2006               $(3,100) $ 3,849    $ 66,263,340  $ (72,824,519)  $   -     $(6,494,992)
                                 ---------------------------------------------------------------------------------



              See notes to the consolidated financial statements.




BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Period October 16,
                                                                                     Twelve months ended        1987 (DATE OF
                                                                                        December 31,          Inception) Through
OPERATING ACTIVITIES                                                                 2006            2005      DECEMBER 31, 2006
                                                                                ------------    ------------    ------------

  Net loss                                                                      $   (809,091)   $ (1,926,292)   $(72,824,519)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                      1,498          41,302       2,761,206
    Amortization of premiums on short-term investments                                  --              --           156,692
    Amortization of deferred financing costs                                            --           405,523       2,129,643
    Loss on disposal of property and equipment                                          --              --           194,102
    Loss on license and settlement agreements                                           --              --            49,026
    Loss on abandonment of patent applications                                          --              --           303,234
    Loss on inventory write-down                                                        --              --           693,500
    Impairment of intangible assets                                                     --           194,268         194,268
    Vendor settlements                                                                  --              --           (77,257)
    Noncash compensation                                                              25,000         100,000       3,533,451
    Gain from disposition of fixed assets                                               --              --          (159,473)
    Interest paid in Common Stock                                                     25,243          85,740         575,260
    Commisions and discounts on sale of Common Stock                                    --              --            96,919
    Loan repayment default payable in shares of Common Stock                            --              --           350,000
    Consultancy fees paid in Common Stock                                             47,512            --           242,762
    Changes in assets and liabilities:
     Other assets                                                                       --              --
      Inventories                                                                       --              --          (693,500)
      Prepaids                                                                        (8,234)          2,000        (140,816)
      Due to affiliate                                                                 8,234          57,188         337,921
      Accounts payable, accrued interest and expenses                                331,664         145,643       2,102,039
                                                                                ------------    ------------    ------------
          Net cash used in operating activities                                     (378,174)       (894,628)    (60,175,542)
                                                                                ------------    ------------    ------------
INVESTING ACTIVITIES
  Acquisitions of property and equipment                                                --              --        (2,610,691)
  Costs incurred for patents and patent applications                                    --              --          (782,527)
  Proceeds from sale of property and equipment                                          --              --           294,748
  Purchases of short-term investments                                                   --              --       (26,476,638)
  Proceeds from sale and maturity of short-term investments                             --              --        26,406,378
                                                                                ------------    ------------    ------------
          Net cash used in investing activities                                         --              --        (3,168,730)
                                                                                ------------    ------------    ------------
FINANCING ACTIVITIES
  Repayments of capitalized lease obligations                                           --              --           (82,234)
  Proceeds from issuance of Preferred Stock - net                                       --              --        22,341,892
  Proceeds from issuance of Common Stock and Common Stock warrants - net           1,729,728         385,418      35,203,258
  Proceeds from exercise of Common Stock options and Common Stock warrants              --              --           298,546
  Proceeds from issuance of notes payable                                            110,000            --         1,489,000
  Notes financing costs                                                              267,741         211,080         262,077
  Advances from stockholder                                                             --           267,782       3,276,886
  Repayments of advances from stockholder                                         (1,729,728)           --        (1,874,728)
  Repurchases of Common Stock held in treasury                                          --              --            (3,100)
  Proceeds from notes payable issued to stockholder and related party                   --              --         2,546,533
                                                                                ------------    ------------    ------------
          Net cash provided by financing activities                                  377,741         864,280      63,458,130
                                                                                ------------    ------------    ------------
    NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                (433)        (30,348)        113,858
    EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                        --              --          (111,497)

  CASH AND CASH EQUIVALENTS:
    BEGINNING OF PERIOD                                                                2,794          33,142            --
                                                                                ------------    ------------    ------------
    END OF PERIOD                                                               $      2,361    $      2,794    $      2,361
                                                                                ============    ============    ============




                See notes to consolidated financial statements.


BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                              Period October 16,
                                                                                     Twelve months ended        1987 (Date of
                                                                                        December 31,          Inception) Through
                                                                                     2006            2005      December 31, 2006
                                                                                ------------    ------------    ------------
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid for interest                                                        $       --      $     92,507    $    857,003
                                                                                ============    ============    ============
  Cash paid for taxes                                                           $       --      $       --      $       --
                                                                                ============    ============    ============

SUPPLEMENTAL SCHEDULE FOR NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  During the fiscal year ended December 31, 2005, 897,500 shares of Common Stock
   due as penalty for non-payment of notes payable on maturity issued:          $       --      $     17,949    $     17,949
                                                                                ============    ============    ============

  During the fiscal year ended  December 31, 2005, a principal  shareholder  and his associates  repaid the Company's line of credit and the debt is reflected in the financial statements as
    advances from stockholder:                                                  $       --      $  1,200,000    $  1,200,000
                                                                                ============    ============    ============









                See notes to consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Organization

Biofield Corp. (the "Company") is a development stage company that has developed a highly proprietary system to assist in detecting breast cancer. The procedure is non-invasive and radiation- and compression-free. The procedure produces objective results within 20 minutes without the need for interpretation by a radiologist. The Company's breast cancer diagnostic device, the Biofield Diagnostic System ("BDS"), employs single-use sensors to measure and analyze changes in cellular electrical charge distributions associated with the development of epithelial cancers, such as breast cancer. The new prototype of the device is portable and the size of a laptop computer. The sensors are similar in size to an EEG/ EKG sensor. The current system is a final complete product and has received CE mark Certification from the European regulatory authorities. The CE mark certification, which permits companies to market in European Union member countries, was received in connection with our former facility in Alpharetta, Georgia. The Company is taking the steps needed to receive a CE mark certification for its new facilities in King of Prussia, Pennsylvania. The Company currently operates in the biomedical device market segment. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

Through March 31, 2006 the Company's focus and resources were primarily directed towards securing approval of the BDS from the U.S. Food and Drug Administration ("U.S. FDA") to distribute in the U.S. The Company continued to incur significant losses associated with these activities and generated little or no sales. Subsequent to March 31, 2006, The MacKay Group ("MKG") took control of the Company's management and operations (the "MKG Acquisition"). Post-MKG Acquisition, the Company changed its primary focus towards penetrating foreign markets with significant populations of women, where MKG had significant industry and government contacts and relationships, where the need for the BDS appeared compelling, and where the regulatory hurdles were not as burdensome. The Company has secured or is working to secure significant government, distribution, research and development and manufacture networks in the People's Republic of China, India, the Philippines and other parts of Asia, Mexico, Latin America, the Caribbean, Africa, Europe, and the Middle East. The Company will continue its efforts to secure U.S. FDA approval. The Company believes that the government and industry relationships, the possible significant clinical data and research and development (especially as it may pertain to screening and other cancers), and revenues it secures abroad will facilitate its efforts to secure U.S. FDA approval.

From April 1, 2006 to December 31, 2006 the Company's time, energies, and resources were focused towards transitioning the Company from prior management to MKG. This included the tasks of moving the Company's facilities, inventory, and operations from Alpharetta, Georgia to Philadelphia, Pennsylvania and transferring and reorganizing voluminous amounts of clinical and technological data, and financial records. The Company has since completed the move to a facility in King of Prussia, Pennsylvania and is in the process of undertaking the audits, certifications and the CE Mark reissuance process for the new facility. Now that the transfer of vital financial and regulatory records is complete, the Company is diligently proceeding to bring all of its Security and

Exchange Commission ("SEC") filings current as soon as practically possible. During the transition, MKG successfully reduced approximately $2 million of the Company's debt by converting it to stock, and continues to work toward further debt reduction.

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company has incurred operating losses since its inception. This condition raises substantial doubt as to the Company's ability to continue as a going concern as such continuance is dependent upon the Company's ability to raise sufficient capital. Management's plans regarding these matters, with the objective of improving liquidity and sustaining profitability in future years encompass the following:

o    Move from a development stage entity to an operating entity;
o    Settling legacy outstanding obligations;
o    Continued review of all expenditures in order to minimize costs;
o    Raise additional working capital as necessary; and
o Generate revenue from foreign markets such as China and India where MKG has significant government and industrial relationships.

In the absence of additional financing the Company may be unable to satisfy past due obligations. Management believes that the actions presently being taken provide the opportunity to improve liquidity and sustain profitability. However, there are no assurances that management's plans will be achieved. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Ultimately, the Company must achieve profitable operations if it is to be a viable entity.

The Company has never declared or paid any cash dividends on our capital stock and do not intend to pay any cash dividends in the foreseeable future.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Estimates that are critical to the accompanying financial statements arise from the determination of the fair value of the Company's investment. Because such determination involves subjective judgment, it is at least reasonably possible that the Company's estimates could change in the near term with respect to this matter.

Cash and Cash Equivalents

The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

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

Fair Value of Financial Instruments

Cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses, as reflected in the consolidated financial statements, approximate fair value because of the short-term maturity of these instruments. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using straight-line methods over the estimated useful lives of the assets, principally three to five years, or the term of the lease, if shorter, for leasehold improvements. Repairs and maintenance are expensed as incurred.

Patents and Other Intangible Assets

The costs of patents are amortized on a straight-line basis over their estimated economic life, but not exceeding 17 years. In December 2005, during the Company's annual review of the carrying values of patents and trademarks, management determined that, due to increased uncertainty about obtaining FDA's approval to sell the Company's device in the United States, the recoverability of the carrying values of patents and trade marks was doubtful. Due to the uncertainties management was unable to determine and project future undiscounted cash flows for these assets with reasonable accuracy. Consequently, the Company recorded an impairment charge of $194,268 to provide in full for these assets, and this amount is recorded as a component of operating expenses in the Income Statement as a separate line item.

Revenue Recognition

The Company has adopted and follows the guidance provided in the SEC's Staff Accounting Bulletin ("SAB") No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements.

Income Taxes

The Company accounts for income taxes under Statement of Financial Account Standards ("SFAS") No. 109, Accounting for Income Taxes ("SFAS" No. 109). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Due to the net loss incurred in all periods, there is no provision for income taxes provided as a full valuation allowance has been established.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

The Company reviews the terms of convertible debt and equity instruments that are issued to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. When the risks and rewards of any embedded derivative instrument are not "clearly and closely" related to the risks and rewards of the host instrument, the embedded derivative instrument is generally required to be bifurcated and accounted for separately.

The conversion option has the risks and rewards associated with an equity instrument, not a debt instrument, because its value is related to the value of our common stock. Nonetheless, if the host instrument is considered to be "conventional convertible debt" (or "conventional convertible preferred stock"), bifurcation of the embedded conversion option is generally not required. However, if the instrument is not considered to be conventional convertible debt (or conventional convertible preferred stock), bifurcation of the embedded conversion option may be required in certain circumstances. Generally, where the ability to physical or net-share settle the conversion option is deemed to be not within the control of the Company, the embedded conversion option is required to be bifurcated and accounted for as a derivative financial instrument liability. The company currently does not have any such instruments requiring classification as a liability.

In connection with the sale of convertible debt and equity instruments, the Company may also issue freestanding options or warrants. Additionally, the Company may issue options or warrants to non-employees in connection with consulting or other services they provide. Although the terms of the options and warrants may not provide for net-cash settlement, in certain circumstances, physical or net-share settlement may be deemed to not be within the control of the Company and, accordingly, the Company may be required to account for these freestanding options and warrants as derivative financial instrument liabilities, rather than as equity. The company currently does not have any such instruments requiring classification as a liability.

Derivative financial instruments are required to be initially measured at their fair value. For derivative financial instruments that shall be accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

If the embedded derivative instrument is to be bifurcated and accounted for as a liability, the total proceeds received will be first allocated to the fair value of the bifurcated derivative instrument. If freestanding options or warrants were also issued and are to be accounted for as derivative instrument liabilities (rather than as equity), the proceeds are next allocated to the fair value of those instruments. The remaining proceeds, if any, are then allocated to the convertible instrument itself, usually resulting in that instrument being recorded at a discount from its face amount. In circumstances where a freestanding derivative instrument is to be accounted for as an equity instrument, the proceeds are allocated between the convertible instrument and the derivative equity instrument, based on their relative fair values.

During 2006 and 2005 none of the above mentioned convertible debt and equity instruments were considered to be derivative instruments.

Warrants

The Company issues warrants to purchase the Company's common stock in conjunction with debt and certain preferred stock issues. Warrants are accounted for in accordance with the provisions of Accounting Principles Bulletin ("APB") No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants ("APB No.14") and Emerging Issues Task Force ("EITF") No. 00-19,
Accounting  for  Derivative  Financial  Instruments  Accounting  for  Derivative
Financial Instruments Indexed to or Potentially Settled in Indexed to or Potentially Settled in a Company's Own Stock ("EITF 00-19"). The fair value of warrants granted in conjunction with debt and equity issuances is estimated on the grant date using the Black-Scholes option pricing model. The value of warrants is separated from the total consideration of each issue and included as an element of additional paid-in capital.

Net Loss Per Share

Basic and diluted net losses per common share are presented in accordance with SFAS No.128, Earning Per Share, for all periods presented. Stock subscriptions, options and warrants have been excluded from the calculation of the diluted loss per share for the years ended December 31, 2006 and 2005, because all such securities were anti-dilutive. The net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the periods.

Reclassification

Certain amounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year consolidated financial statements.

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

Research and Development

The Company accounts for research and development costs in accordance with the SFAS No. 2, "Accounting for Research and Development Costs". Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development incurred for the period from October 16, 1987 (date of inception) to December 31, 2005 were $40,481,889. In 2006 and 2005 there were no additional expenditures on research and product development.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS No.159"). SFAS No. 159 allows companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will become effective for the Company beginning in fiscal 2009. The Company is currently evaluating what effects the adoption of SFAS No. 159 will have on the Company's future results of operations and financial condition.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB No. 108"). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year's financial statements are materially misstated. SAB No. 108 is effective for the Company beginning October 1, 2007. The adoption of SAB No. 108 is not expected to have a material impact on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS No. 158"). SFAS No. 158 requires an employer to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation, in its statement of financial position. SFAS No. 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end. SFAS No. 158 is effective for the Company for its fiscal year ended September 30, 2007. The Company is currently evaluating the impact of SFAS No. 158 on its consolidated financial statements.

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure about the use of fair value measures, the information used to measure fair value, and the effect fair-value measurements have on earnings.

The primary areas in which the Company utilizes fair value measures are valuing pension plan assets and liabilities, valuing hedge-related derivative financial instruments, allocating purchase price to the assets and liabilities of acquired companies, and evaluating long-term assets for potential impairment. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for the Company beginning October 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement 109 ("FIN 48"), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return, including a decision whether or not to file a return in a particular jurisdiction. Under this new guidance, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values. This guidance also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of unrecognized tax benefits. FIN 48 is effective for annual periods beginning after December 15, 2006. The Company is in the process of evaluating the impact of adoption of FIN 48 on its consolidated financial statements.

In June 2006, the FASB ratified the consensus reached by the EITF in Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) ("EITF 06-3"). The scope of this issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer and may include, but is not limited to, sales, use, value-added, and some excise taxes. EITF 06-3 requires the disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method and are significant. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company does not expect the adoption of EITF 06-3 in 2007 to have an impact on its consolidated financial statements.

In May  2005,  the FASB  issued  SFAS No.  154,  Accounting  Changes  and  Error
Corrections ("SFAS No. 154"), which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial
Statements. SFAS No. 154 retained accounting guidance related to changes in estimates, changes in a reporting entity and error corrections. However, changes in accounting principles must be accounted for retrospectively by modifying the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe SFAS No. 154 will have a material impact the consolidated financial position, results of operations or cash flows.

In December 2004, FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123(R)) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Additionally, SFAS No. 123(R) amends the presentation of the statement of cash flows and requires additional annual disclosures. SFAS No. 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005. In April 2005, the Securities and Exchange

Commission adopted a new rule that postponed the effective date for SFAS No. 123(R) to the fiscal year beginning after June 15, 2005. The Company adopted SFAS No. 123(R) on January 1, 2006, but as the Company does not have an option plan, there was no effect upon implementation.

NOTE 4 - MATERIAL DEVELOPMENTS

The March 30, 2006 MKG Acquisition

On March 30, 2006, MKG took control of the Company's management and operations as a result of a series of agreements detailed in and attached to the Company's April 6, 2006 Form 8-K. The explicit objective of the agreements was to give MKG control of the Company's management, board, operations, and 51% of the Company's common shares on a fully diluted basis. The change of control was effectuated by way of, among other things, stock acquisitions, debt conversion, and board changes. All of the agreements were reviewed and approved by the Company's then board (Dr. David Long, Dr. Raymond Long, and John Stephens) and by the Company's then securities counsel. As of the MKG Acquisition, all of the Company's prior royalty, distribution, employment, research and development, and consulting agreements had been or were terminated.

MKG acquired all of the Company's common shares (8,747,528 shares) owned by the Company's former chairman and chief executive officer, Dr. David Long and his family and affiliates, pursuant to a Stock Acquisition and Voting Agreement between MKG and Dr. David Long, Mrs. Donna Long, Dr. Raymond Long, the Long Family Trust, and the Long Family Partners II, LP (the "Long Agreement") and a Stock Acquisition Agreement between MKG and the David and Donna Long Family Foundation (the "Long Foundation Agreement"). In total, MKG acquired approximately 17.49% of all common shares of the Company on a fully diluted basis or approximately 20.6% of all outstanding shares of common stock of the Company issued as of December 31, 2005.

In accordance with the stock acquisition agreements and the Company's prior board's approval thereof, board members, John Stephens and Dr. Raymond Long, resigned and were replaced by James MacKay and Michael Yom. MacKay became chairman and Yom became president. Dr. David Long remained a board member until his death in April 2006. His board seat was subsequently filled by Michael Antonoplos, the Company's current chief executive officer.

Under the Long Agreement, MKG agreed to take control of the Company's management and operations, fund the Company, help restructure the Company's debt, and use its government and industry contacts and relationships in Asia, Europe, and elsewhere to distribute, manufacture, and develop the BDS in foreign markets.

Under the Long Agreement, MKG agreed to give the Longs a royalty equal to 1% of the Company's net sales worldwide for three years commencing as of March 31, 2006. MKG also entered into a three-year, $60,000/year consulting agreement with Dr. David Long or his nominee.

The Debt Conversion

The Long Agreement also provided for the reduction of $2 million of the Company's debt owed to Dr. David Long and his family and affiliates by way of an assignment of this debt to MKG and the subsequent conversion of the debt into stock. The assignment and debt conversion (including conversion rate) were reviewed and approved by the Company's prior management, board, and securities counsel.

Under the Long Agreement, the Longs and their affiliates ("LFCG") assigned approximately $2 million (comprising principal and accrued interest) of the total debt (over $4.3 million) owed them by the Company to MKG. MKG was entitled to designate which portion of the total LFCG debt to assign. The assigned debt was to be converted into stock of the Company at $0.05 per share (the "Converted Shares"). Upon conversion, MKG retained a portion of the Converted Shares so that, together with the shares MKG acquired from LFCG and the David and Donna Long Family Foundation, MKG would then hold 51% of all the shares of Common Stock issued and outstanding on a fully-diluted basis. Any shares remaining of the Converted Shares not retained by MKG was to be transferred to LFCG, provided that LFCG agrees to deliver a proxy with respect to all voting rights associated with those remaining shares. In addition, pursuant to the Long Agreement, to the extent that any other debt owed to LFCG by the Company is converted into shares of Common Stock, LFCG agreed to transfer 51% of such shares to MKG.

On April 3, 2006 MKG made a demand on the Company to effectuate the debt conversion, designating certain portions of the total LFCG debt. In accordance with the Long Agreement, the Company's current board ratified the prior board's approval of the debt conversion and authorized the conversion as of MKG's demand of $499,728 of the assigned debt into 9,994,550 common shares and $1,230,000 of the assigned debt into 12,300,000 shares of the Preferred Series A stock of the Company. Each of the Series A Preferred Share shall have one vote per share and each Preferred Share shall be convertible into two shares of the Corporation's common stock, provided however that the Conversion Date may not be less than twelve months after the date of issuance of the preferred shares. All remaining portions of the assigned debt not converted (e.g., $270,273) were retained by MKG and are entitled to be converted at a later time.

As of December 31, 2006, subsequent to the above stock acquisitions and debt conversion, MKG holds 35,835,530 shares (common and preferred), which constitutes a majority of the shares issued and outstanding that are eligible to vote (65,437,486 shares).

NOTE 5 - INVENTORIES

Inventories at December 31, 2006 and 2005 consisted of the following:

                                       2006       2005
                                     --------   --------

Components and supplies              $ 37,749   $ 37,749
Finished goods                        481,669    481,669
                                     --------   --------
                                      519,418    519,418
Less: Reserve for potential losses    519,418    519,418
                                     --------   --------
                                     $   --     $   --
                                     ========   ========

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2006 and 2005 consisted of the following:

                                           2006       2005
                                        --------   --------

Furniture and office equipment          $ 54,738   $ 54,738
Plant and production equipment           144,308    144,308
                                        --------   --------
                                         199,046    199,046
Less accumulated depreciation            198,577    197,079
                                        --------   --------
                                        $    469   $  1,967
                                        ========   ========


Depreciation expense in 2006, 2005 and for the period from inception through December 31, 2006, were $1,498, $3,710, and $2,295,100, respectively.

NOTE 7 - PATENT AND PATENT APPLICATION COSTS

In December 2005, during the Company's annual review the carrying values of patents and trademarks, the management determined that, due to increased uncertainty in obtaining FDA's approval to sell the Company's device in the United States, the recoverability of the carrying values of Patents and Trade Marks was in doubt. Management was unable to determine and project future undiscounted cash flows for these assets with reasonable accuracy due to the uncertainties. Consequently, the Company recorded an impairment charge of $194,268 for the full carrying value of these assets as a component of operating expenses in the statement of operations as a separate line item.

Accumulated amortization for patents was $466,106 at December 31, 2005. In addition the 2005 impairment charge of $194,268, the amortization expenses for 2005 and for the period from inception through December 31, 2006, were $37,592 and $466,106, respectively.

NOTE 8 - ACCRUED INTEREST AND EXPENSES

Accrued interest and expenses at December 31, 2006 and 2005 consisted of the following:





Professional Fees                   $  35,750    $  45,357
Due to ex-employees                   217,245      217,245
Interest accrued on note payable      438,529      187,459
Other                                     791          791
                                    ---------    ---------
                                    $ 629,315    $ 450,852
                                    =========    =========


Due to severe cash flow constraints experienced by the Company in 2003, its employees were not paid salaries from April 16, 2003 to October 31, 2003. Five of its six employees then agreed to the deferment of the payment of the salary due to them, payable with 100% interest thereon, until the receipt of the proceeds from new funding. The Company also granted options to acquire 514,227 shares of Common Stock to these employees at an exercise price of $0.33 per share, the closing market price of the Company's shares of Common Stock on the date of the grant in consideration for the reduction in remuneration accepted by them during the first four months of 2003. As of December 31, 2006 and 2005, the unpaid salary and interest thereon, together with unpaid remuneration for subsequent periods, amounting to $217,245 and is recorded as accrued expenses in the financial statements.



NOTE 9 - DUE TO AFFILIATE

As of December 31, 2006 and 2005 the Company had recorded $337,921 and $329,687, respectively, for amounts due to affiliates.

The Company, over time, has recorded amounts due to Abel Laboratories, which was an affiliate of the Company's former Chairman, CEO and principal shareholder, Dr. David Long. The amount due to Abel Laboratories is related to various laboratory expenses and as of December 31, 2006 and 2005 remained constant at $329,687. Interest does not accrue on the amount due, there is no maturity date and the amount is due on demand and does not have any convertible features.

During 2006 the Company recorded amounts due to MKG totaling $8,234 related to outside consulting fees and travel expenses associated with demonstrating the BDS in Mexico. MKG is currently the Company's principal shareholder and controls the Company's management, board and operations. Interest does not accrue on the amount due, there is no maturity date and the amount is due on demand and does not have any convertible features.

NOTE 10 - ADVANCES FROM STOCKHOLDER

As of  December  31,  2006 and 2005 the  Company  had  recorded  $1,966,094  and
$3,488,816, respectively, for advances from stockholder.

The Company's operations from 2002 to the March 30, 2006 MKG Acquisition were primarily funded through advances, among other funding vehicles, by its then majority shareholder, chairman, and chief executive officer, Dr. David Long, and his family and affiliates LFCG. As of December 31, 2005, the Company's overall debt to LFCG was approximately $4,425,853, of which $3,488,816 was recorded as advances from stockholder.

On March 30, 2006, to induce MKG to take control of the Company and to effectuate the transfer to MKG of 51% of the Company's stock on a fully diluted basis, LFCG agreed to assign MKG approximately $2 million of the total debt owed to it by the Company (the "Assigned Debt"). Under the MKG-LFCG Agreement, the
Assigned Debt was to be converted into stock of the Company at a conversion rate commensurate to $0.05 per common share. The Conversion Rate was established and approved by the Company's then board, management, and securities counsel upon review of the Company's share price during the preceding months. On March 30, 2006, the closing price was $0.03 per share. During the preceding 3 months, the closing price fluctuated primarily between $0.02 and $0.04. Under MKG-LFCG
Agreement, MKG had the right to designate which portions of the overall debt owed by the Company to LFCG for assignment and conversion.

On April 3, 2006 MKG made a demand on the Company to effectuate the debt conversion. In accordance with the Long Agreement and MKG's demand, the Company's current board ratified the prior board's approval of the debt conversion and authorized the conversion as follows:

----------------------------------- --------------------------------------------- ---------------------------
  PORTION OF ASSIGNED DEBT TO BE        SHARES TO BE ISSUED UPON CONVERSION            CONVERSION RATE
            CONVERTED
----------------------------------- --------------------------------------------- ---------------------------
   $499,728                         9,994,550 common shares                       $0.05 per common share

----------------------------------- --------------------------------------------- ---------------------------



----------------------------------- --------------------------------------------- ---------------------------
$1,230,000                          12,300,000 shares of the Preferred Series A   $0.10 per preferred
                                    stock of the Company                          series A share

----------------------------------- --------------------------------------------- ---------------------------


The advances bear interest at 10% per annum. In 2006 and 2005, the Company accrued $207,006 and $155,866, respectfully, of interest for this account and has record this amount in advances from stockholder. All interest accruing on the advances from stockholder are payable to LFCG. There is no maturity date for the advances from stockholder and only $270,273, which is retained by MKG, is entitled to be converted to stock at a later time. The remaining amount outstanding is still assigned to LFCG.

NOTE 11 - NOTES PAYABLE

Notes Payable

During 2006 the Company issued notes totaling $110,000 for past due obligations. These notes bear interest at 18% through the maximum amount allowed by law. During 2006, $3,700 of interest was recorded in accrued interest. These notes were due at various dates during 2006 and 2007 and are in default. The Company is currently working with the holders of these notes to resolve the defaults.

Notes Payable to Stockholder

As of December 31, 2006 and 2005 the Company had recorded $668,085 and $607,350, respectively, for notes payable to stockholder. In 2002, the Company issued a 10% promissory convertible note in the principal amount of $450,000 to a stockholder. The note, with accrued unpaid interest, has no maturity date and is convertible at the option of the holder into subscriptions of common stock at a rate of $0.40 per share. Interest for 2006 and 2005, totaled $60,735 and $55,214, respectively, and have been added to the note amount.

Notes Payable for Private Placements

Over the course of time, the Company sold various private placements in various increments of units of debt and common stock. These notes payable as of December 31, 2006 and 2005 totaled $1,379,000. Interest accrues at either 12% or 18%, depending upon the date of placement of note, and for 2006 and 2005 totaled $247,370 and $187,459, respectively, and has been recorded in accrued interest. The notes for these private placements were due on various dates and the Company is currently in default. Until the notes issued under the private placements are repaid, the holders of the notes have the right to participate in any offering by the Company of its equity securities (including convertible debt) by using the notes (and accrued interest thereon) to acquire such equity securities at a 25% discount from the offering price (and if the offering is of convertible debt to acquire such debt at face with a conversion feature at a 25% discount).

NOTE 12 - STOCKHOLDERS' EQUITY

Debt Conversion to Preferred and Common Stock

In April 2006, the Company elected to convert $1,729,728 of the Long debt to preferred and common stock (see debt conversion note).

Voluntary Services Rendered by Dr. David Long

During 2006 and 2005 Dr. Long has provided services to the Company without compensation. The value of his services has been estimated at $25,000 and $100,000 for the years ended December 31, 2006 and 2005, respectively, which amounts were recorded as a non-cash expense with a corresponding increase in the additional paid-in capital.

Options Issued for Consulting Fees

The Company issued 1.2 million options based upon the fair value of service render at $47,512 for consulting fees recognized in operating results for the year ended December 31, 2006. These options have an exercise price of $0.04 per share and expire on February 23, 2011.

Shares Due for Interest Accrued on Advances From Stockholder

Interest on certain advances from stockholder are payable in stock subscriptions of common stock. At December 31, 2006 and 2005, stock subscriptions of common stock have been reserved for issuance in payment of the then accrued interest. At December 31, 2006 and 2005, the total accrued interest of $25,243 and $85,740 had been added to additional paid-in capital and stock subscriptions, pending the issuance of 841,438 and 2,310,300 shares of common stock, respectively.

Issuance of Stock Due on Default of Notes

At December 31, 2004 the Company recorded a charge of $350,000 to stock subscriptions and additional paid in capital, calculated using the closing market price of $0.14 per share on December 31, 2004, the date the notes were due. During 2005, the Company issued 2.5 million shares in fulfillment of this obligation.

In 2005, the Company issued 897,500 shares, recording a charge of $17,949, calculated using the closing market price of $0.02 per share on May 31, 2005, the date the notes were due.



Sale of Shares Under Regulation S

In 2005, the Company received net proceeds of $385,418 in the sale of 3,240,333 shares of Common Stock for not less than $0.10 per share.


NOTE 13 - INCOME TAXES

The benefit for income taxes from continued operations for the years ended December 31, 2006 and 2005 consist of the following:


                                                                      December 31,
                                                              ------------------------------
                                                                 2006              2005
                                                              ------------     -------------

         Current:
               Federal                                       $     --         $     --
         Deferred:
               Federal net                                      370,332         (576,417)
                                                              ------------     -------------
                                                                370,332          (576,417)
         Increase decrease in valuation allowance              (370,332)         576,417
                                                              ------------     -------------
         Benefit for income taxes, net                       $     --         $      --
                                                              ============     =============


     The above benefit was calculated using a federal tax estimated rate as noted below:

             Statutory federal income tax rate                      34.00%
             Valuation allowance                                   (34.00%)
                                                                 -------------

             Effective tax rate                                     0.00%
                                                                 =============

     The net deferred tax assets and liabilities are comprised of the following:

                                                        2006                      2005
                                                 --------------------     ----------------------
Deferred tax assets:
      Current                                  $            --           $            --
      Net operating loss carry forward                22,458,273                22,828,605
Research  and development credits
                                                       510,609                   510,609
                                                 --------------------     ----------------------
Total deferred tax assets                            22,968,882                23,339,214

Less valuation allowance                            (22,968,882)              (23,339,214)
                                                 --------------------     ----------------------

Net deferred income tax asset                  $            --            $          --
                                                 ====================     ======================


At December 31, 2006 the Company had federal net operating loss carry-forwards totaling approximately $66 million which will begin expiring in year's 2007 through 2026. However, substantially all of the net operating loss carry forwards are not utilizable, as a result of the limitations imposed by Section 382 of the Internal Revenue Code, due to ownership changes in 1992, 1995, 1997, 1999 and 2006. . To the extent that these losses and general business credits are utilizable, they may be offset against future U.S. taxable income, if any, during the carry forward period.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

As of April 1, 2006, the Company moved its corporate headquarters from Alpharetta, Georgia to 1615 Walnut Street, 3rd and 4th Floors, Philadelphia, Pennsylvania. For 2006, the rent was approximately $4,000. Until June 2007, the Company subleased space at the Alpharetta facility, and was paying month to month rent, to maintain inventory and clinical, device and other files. In June 2007, pursuant of a 3-year lease, the Company relocated all of its operations to a new office in King of Prussia, Pennsylvania. The monthly rent for the King of Prussia office is approximately $4,000 including utilities.

                                                        RENT
                                                   ---------------
                                         2007             $23,865
                                         2008              41,523
                                         2009              42,572
                                         2010              17,920
                                                   ---------------
                                        Total            $125,880
                                                   ===============

Pursuant the Long Agreement, the Company is required to pay LFCG collectively a 1% royalty with respect to net sales of the Company's products worldwide for three years commencing March 30, 2006.

Pursuant the March 30, 2006 Consulting Agreement the Company is required to pay Dr. David Long or his nominees $60,000 per annum in consulting fees for three years commencing March 30, 2006.

As a result of the MKG Acquisition, all of the Company's employment, consulting, royalty, and distribution agreements existing as of March 30, 2006 were terminated.

There are no pending material legal  proceedings and the Company is not aware of
any  threatened  or  contemplated   material   proceeding  by  any  governmental
authority.

The Company had a revolving line of credit arrangement with a commercial bank to borrow up to $1.2 million with interest at the greater of the bank's prime rate plus 0.5%. The line of credit expired on May 2, 2005, and as of December 31, 2005, the amount paid off by Dr. Long and his affiliates is shown as Advances from Stockholder in the accompanying Balance Sheet.

NOTE 15 - ROYALTY AGREEMENT

As a condition precedent to MKG's agreement to take control of the Company and as was agreed upon and represented by the Company's prior management and board, all royalty agreements existing as of March 30, 2006 had either expired or had been terminated or were since terminated.

As part of the Long Agreement, LFCG was given a royalty of 1% of the net sales of the Company's products worldwide for a 3-year period commencing as of March 30, 2006.

The Company entered into a master license agreement with MKG giving MKG an exclusive (even to the Company), sub licensable, royalty-bearing license to make, have made, use, import, offer for sale, and sell devices, sensors, and other products or services incorporating the Company's technology. In return, MKG agreed to pay the Company royalties based upon a gross receipts step scale. MKG was further subject to a minimum royalty payment requirement. MKG also agreed to pay the Company a licensing fee in accordance with certain milestone requirements. The term of the Master License Agreement is 10 years, with automatic renewals for additional 10-year terms, unless properly terminated in accordance with the terms and conditions of the Agreement.

NOTE 16 - RELATED PARTY TRANSACTIONS

On March 30, 2006 the Company's then largest shareholder (over 5%), chairman, and chief executive officer, Dr. David Long, his family and affiliates entered into a Stock Acquisition and Voting Rights Agreement with MKG. On the same date, the David and Donna Long Family Foundation (the "Long Foundation") entered into a similar Stock Acquisition Agreement with MKG (the "Long Foundation-MKG Agreement"). The Long Foundation is a Delaware non-stock, non-profit corporation, of which Dr. David Long is the founder, and with respect to which Dr. David Long does not have the ability to sell its assets and vote any of its securities and of which securities Dr. David Long disclaims beneficial ownership.

o MKG acquired all of the Company's shares held by LFCG and the Long Foundation, which represented approximately 17.49% of all shares of common stock of the Issuer on a fully diluted basis or approximately 20.6% of all shares of common shares of the Issuer issued as of December 31, 2005;
o LFCG assigned $2 million of the total debt owed to LFCG by the Company (the "Assigned Debt");
o The Assigned Debt was to be converted into Company stock at a conversion rate of $0.05 per common share, with a portion of the converted shares going to MKG in a manner which would result in MKG's ownership of 51% of all of the Company's common shares issued and outstanding on a fully-diluted basis, and with remainder going to LFCG;
o MKG agreed to take control of the Company and its management, operations, and board as of March 30, 2006 and to use its relationships overseas to generate sales of the Company's technology and products; and
o LFCG was given a royalty in the amount of 1% of the net sales of the Company's products worldwide for a 3-year period commencing as of March 30, 2006.

On March 30, 2006, MKG entered into a 3-year consulting agreement with Dr. David Long, commencing as of March 30, 2006, in which he or his nominee would be paid an annual consulting fee of $60,000.

NOTE 17 - SUBSEQUENT EVENTS

MKG Initiatives in Foreign Markets

In 2007 MKG continued to meet with significant government, healthcare, distribution, and manufacturing contacts to distribute, manufacture, and develop the BDS in foreign markets. MKG strategy is to form strategic alliances, in the form of a joint venture or sublicense, with entities with significant funding, government relationships and distribution networks, especially those associated with hospital systems, regulatory expertise, and manufacturing capabilities. The joint venture assumes all responsibilities and expenses within the designated territory to distribute the BDS, secure regulatory approval for the BDS, conduct clinical trials and development, and in some cases to manufacture the BDS.

China

On August 1,  2007,  MKG  signed a  memorandum  of  understanding  (MOU) to form
BIOFIELD  ASIA,  a joint  venture  with United  Premier  Medical  Group  Limited

("UPMG"), a premier healthcare provider, which in partnership with world renown Western healthcare providers, delivers healthcare services to China, including through UPMG's VIP OB/GYN centers in China.

Under the terms of the MOU, BIOFIELD ASIA will, on an exclusive basis, market, distribute, manufacture, and further develop and conduct R&D on the BDS in or for, among other markets, mainland China, Hong Kong, Macau, and Taiwan. Under the MOU, UPMG at its own cost will seek approval from the State Food and Drug Administration of the People's Republic of China, and will pay certain sums to purchase BDS devices and sensors and will pay certain sums upon certain milestones related to, among others, regulatory approval, manufacture, and sales in China and certain countries.

The Philippines

In 2007 MKG has had repeated meetings with, and have conducted demonstrations for, significant government, church, healthcare, and distribution representatives in the Philippines. On March 8, 2007, MKG delivered a BDS device and three cases of sensors to a hospital in the Philippines. The hospital has started to take the unit to the provinces as part of their mobile health systems services. MKG believes that the Filipino Government and the Catholic Church in the Philippines will publicly endorse the BDS as part of national initiatives promoting early detection of breast cancer. MKG is also in discussions with a prominent Filipino entity about a joint venture to distribute the BDS in the Philippines and about a possible purchase order for devices and sensors. MKG believes that the joint venture arrangements will be finalized before the end of 2007.

Mexico

In January 2007, on behalf of the Company, certain representatives successfully conducted patient demonstrations and seminars of the BDS in Mexico City before more than 50 OB/GYN and other physicians, nurses, officials, and representatives from leading hospitals, clinics, laboratories, pharmaceutical companies, and other health providers based in Mexico and other countries in Latin America. The demonstrations and seminars were conducted by a noted physician in Mexico City on female patients with pre-confirmed malignant and benign tumors. Biofield's device tested successfully in the patient demonstrations, generating substantial interest among Mexican OBY/GYN and healthcare communities. The purpose of the demonstrations and seminars was to introduce Biofield's technology to leading opinion makers in the Mexican healthcare community and to seek to secure purchase orders for the device and sensors. Subsequent meetings and discussions have taken place with leading hospitals, clinics, physicians, and other opinion leaders in Mexico, many of which also have clinics, stores, or other facilities in other Latin American countries. Presentations of Biofield's technology were also made on Mexican TV.

Continued discussions have taken place with the Mexican representatives who conducted the Mexico City demonstration (as well as with other representatives). Discussions have taken place about sublicensing the BDS for Mexico and Spanish-speaking countries in Latin America, purchase orders for the BDS devices and sensors and securing regulatory approval and establishing manufacturing facilities for the BDS in Mexico. MKG believes that sublicense arrangements will be finalized before the end of 2007.

The Singapore Sale

On February 28, 2007, Biofield sold a BDS device and three cases of sensors to leading distributor in Singapore. The gross proceeds totaled $24,950. The distributor is an industry leader in Singapore in biomedical engineering, which serves all the major medical centers and hospitals in Singapore. The end user is a nationally and internationally acclaimed institution in Singapore, which is recognized as an innovator for cutting edge technologies, including those in the biomedical science industry and medical device field, and for its commitment to public and community service. The sale was the result of a tender which was awarded to the Company. In addition to using the BDS for diagnostic purposes, the end user is conducting significant research which may impact the use of the BDS for screening purposes. The distributor believes its clients may be interested in buying the BDS devices and sensors.

The MKG Master License

On July 27, 2007 the Company signed a master license agreement (the "Agreement") with MKG. Pursuant to the Agreement, the Company granted to MKG an exclusive (even to the Company), sub licensable, royalty-bearing, worldwide license to make, have made, use, import, offer for sale, and sell devices, sensors and other products or services incorporating the Company's patented and unpatented breast cancer detection technology, including, but not limited to, the BDS, the Biofield Breast Cancer Proliferation Detection System, the Breast Cancer Diagnostic Device, and the Biofield Breast Examination or BBESM (collectively, the "Technology"). The Company also granted MKG, on a worldwide basis, the Exclusive Distribution, Manufacturing, Development, Clinical, and R&D Rights (as those terms are defined in the Agreement) with regard to the Technology. Under the Agreement, MKG assumes from the Company the sole responsibility and expense to market, manufacture, further develop (clinically and technically), and otherwise commercialize the Technology. MKG further assumes from the Company the sole responsibility and expense to secure additional regulatory approvals and to conduct additional clinical trials and R&D. MKG will also make commercially reasonable efforts to, among other things, further develop the Technology for screening, as opposed to purely diagnostic, purposes and for cancers other than breast cancer.

In return for the exclusive worldwide license, MKG will pay the Company royalties based on gross receipts received by MKG and its affiliates in connection with the Technology. MKG must pay minimum royalties. In addition to royalties, MKG will pay the Company licensing fees based upon certain milestones. The term of the Agreement is 10 years with automatic renewals for additional 10 year terms unless terminated by one of the parties pursuant to the terms of the Agreement.

Developments in the U.S.

In 2007 the Company continued to transition its operations, facilities, inventory, and clinical, technical, and financial records from its former offices in Alpharetta, Georgia and California to the Company's new office in King of Prussia. In July 19, 2007 the Company moved its principal executive office from 1615 Walnut Street, 3rd Floor, Philadelphia, PA 19103 and the contents of its former Alpharetta, Georgia facility to King of Prussia Business Center, Suite C, 1019 West Ninth Avenue, King of Prussia, PA 19406. Now that the move is complete, the Company is undergoing the steps needed to audit and certify the King of Prussia office and the reissuance of the CE Mark precipitated by the change in facilities.

Michael Antonoplos was appointed as a Company director and as the Company's interim chief executive officer. Kenny Lau, who helped spearhead the initiatives with UPMG, was also appointed Company director. Michael Yom's position changed from president to chief operating officer. The Company continues to meet and have discussions with representatives with significant financial and medical expertise to bolster the Company's management and boards.

In 2007 the Company has continuing efforts associated with (1) manufacturing the new prototype of the BDS device and (2) reinitiating additional clinical trials in the U.S. which may be needed to secure U.S. FDA approval. The Company has had repeated discussions with former representatives of the Company and physicians involved in developing the BDS, clinical trials and development, and the use of the BDS for screening purposes. Several of the representatives and physicians have successfully secured U.S. FDA approval for other technology. Further, the Company has had discussions and meetings with healthcare organizations in the U.S. about additional clinical trials, the use of the BDS in women's health centers, and possible joint clinical trials with leading medical institutions in Asia and Europe introduced by MKG. Given the availability of patients for clinical trials in Asia and MKG's relationship with leading Asian medical institutions, one of MKG's goals is to conduct clinical trials in Asia with leading Asian and Western medical institutions, which would facilitate efforts to secure U.S. FDA approval. Finally, the Company has met with engineering and design experts in the U.S. and China to manufacture the new prototype of the BDS device and further develop the devise and sensors for screening. Device schematics are now being reviewed by experts in China to manufacture the new prototype in China.

On March 22, 2007, the Company engaged Jewett Schwartz Wolfe and Associates ("JSWA"), Ft. Lauderdale, Florida, to audit the company's financial statements and to perform reviews of interim financial statements.

After previously reducing its debt by $2 million, the Company continues to make efforts to reduce its debt with several major creditors.