Form 10QSB
period 2007-03-31
BIOFIELD CORP \DE\
filed 2007-11-19
CIK 1007018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB*

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number: 0-27848

BIOFIELD CORP.

(Exact name of small business issuer as specified in its charter)

Delaware 13-3703450 (State or other jurisdiction of (IRS Employer incorporation or organization) Identification No.)

King of Prussia Business Center, Suite C

1019 West Ninth Avenue

King of Prussia, PA 19406

(Address of principal executive offices)

(215) 972-1717
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

*Registrant has been delinquent in its Form 10-QSBs for fiscal quarters ended March 31, 2007 and June 30, 2007. Events discussed in this filing are reported and are accurate at the time of preparation.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

AS OF NOVEMBER 19, 2007, THERE WERE  43,142,936 SHARES OF COMMON STOCK ISSUED, 9,994,550 SHARES OF COMMON STOCK ISSUABLE, AND 12,300,000 SHARES OF SERIES A PREFERRED  SHARES ISSUABLE.

Transitional Small Business Disclosure Form Yes [ ] No [X]

FINANCIAL INFORMATION

Item 1.

Financial Statements

BIOFIELD CORP. (A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2007	2006
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$ 33	$ 2,361
Accounts receivable	24,950	-
Other current assets	-	8,234
Total current assets	24,983	10,595

PROPERTY AND EQUIPMENT - Net	-	469
TOTAL ASSETS	$ 24,983	$ 11,064

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 1,381,235	$ 1,352,641
Accrued interest	504,184	438,529
Accrued expenses	256,287	253,786
Due to affiliate	382,591	337,921
Advances from stockholder	2,015,246	1,966,094
Short-term notes payable	2,173,787	2,157,085
Total current liabilities	6,713,330	6,506,056

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value; authorized 12,300,000
shares; 12,300,000 preferred shares, series A, issuable at
March 31, 2007 and December 31, 2006, respectively	12,300	12,300
Common stock, $.001 par value; authorized 60,000,000
shares; issued 43,142,936 shares issued and 9,994,550
shares issuable at March 31, 2007 and December 31, 2006,
respectively	53,138	53,138
Treasury stock; 2,306,131 shares	(3,100)	(3,100)
Stock subscriptions	3,849	3,849
Additional paid-in capital	66,263,340	66,263,340
Accumulated deficit during development stage	(73,017,874)	(72,824,519)
Total stockholders’ deficit	(6,688,347)	(6,494,992)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 24,983	$ 11,064

See notes to condensed financial statements.

BIOFIELD CORP. (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

			Period October 16,
			1987 (Date of
	Three Months Ended		Inception) Through
	March 31,		June 30,
	2007	2006	2007

REVENUE	$ 24,950	$ -	$ 160,082
COST OF SALES
Cost of goods sold	3,132	-	78,579
Loss on write down of inventory	-	-	693,500
GROSS PROFIT (LOSS)	21,818	-	(611,997)

OPERATING EXPENSES:
Research and development	-	-	40,481,889
Selling, general, and administrative	83,662	119,405	31,373,986
Impairment of intangible assets	-	-	194,268
Gain on disposition of fixed assets	-	-	(8,084)
Total operating expenses	83,662	119,405	72,042,059

OTHER INCOME (EXPENSE):
Interest income	-	-	2,476,723
Interest expense and other finance costs:
Interest expense	(131,511)	(177,740)	(2,630,136)
Amortization of shares issued to lenders
and other finance costs	-	-	(405,523)
Royalty income and other	-	22	214,867
Net (expense) other income	(131,511)	(177,718)	(344,069)
LOSS BEFORE INCOME TAXES	(193,356)	(297,123)	(72,998,125)
PROVISION FOR INCOME TAXES	-	-	(19,749)
NET LOSS	$ (193,355)	$ (297,123)	$ (73,017,874)

NET LOSS PER SHARE:
Basic and Diluted	$ (0.00)	$ (0.01)

WEIGHTED-AVERAGE SHARES
Basic and Diluted	53,137,486	48,140,211

See notes to condensed financial statements.

BIOFIELD CORP. (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Period October 16,
			1987 (Date of
	Three months ended		Inception) Through
	March 31,		March 31,
CASH FLOW FROM OPERATING ACTIVITIES:	2007	2006	2007
Net loss	$ (193,355)	$ (297,124)	$ (73,017,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	469	507	2,761,675
Amortization of premiums on short-term investments	-	-	156,692
Amortization of deferred financing costs	-	-	2,129,643
Loss on disposal of property and equipment	-	-	194,102
Loss on license and settlement agreements	-	-	49,026
Loss on abandonment of patent applications	-	-	303,234
Loss on inventory write-down	-	-	693,500
Impairment of intangible assets	-	-	194,268
Vendor settlements	-	-	(77,257)
Noncash compensation	-	25,000	3,533,451
Gain from disposition of fixed assets	-	-	(159,473)
Interest paid in common stock	-	25,244	575,260
Commissions and discounts on sale of common stock	-	-	96,919
Loan repayment default payable in shares of common stock	-	-	350,000
Consultancy fees paid in options	-	47,512	242,762
Changes in assets and liabilities:
Accounts receivable	(24,950)	-	(24,950)
Inventories	-	-	(693,500)
Prepaids	8,234	(750)	(132,582)
Due to affiliate	44,670	-	382,591
Accounts payable and accrued expenses	96,749	109,221	2,198,787
Net cash used in operating activities	(68,183)	(90,390)	(60,243,726)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	-	-	(2,610,691)
Costs incurred for patents and patent applications	-	-	(782,527)
Proceeds from sale of property and equipment	-	-	294,748
Purchases of short-term investments	-	-	(26,476,638)
Proceeds from sale and maturity of short-term investments	-	-	26,406,378
Net cash used in investing activities	-	-	(3,168,730)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capitalized lease obligations	-	-	(82,234)
Proceeds from issuance of preferred tock - net	-	-	22,341,892
Proceeds from issuance of common stock and common stock warrants - net	-	-	35,203,258
Proceeds from exercise of common stock options and common stock warrants	-	-	298,546
Proceeds from issuance of notes payable	207,694	15,184	1,696,694
Notes financing costs	-	-	262,077

Advances from stockholder and related party	(141,839)	72,931	3,135,047
Repayments of advances from stockholder	-	-	(1,874,728)
Repurchases of common stock held in treasury	-	-	(3,100)
Proceeds from notes payable issued to stockholder and related party	-	-	2,546,533
Net cash provided by financing activities	65,855	88,115	63,523,985

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,328)	(2,275)	111,530

EFFECT OF EXCHANGE RATE CHANGES	-	-	(111,497)

BEGINNING OF PERIOD	2,361	2,794	-

END OF PERIOD	$ 33	$ 519	$ 33

Supplementary disclosure of cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

See notes to condensed financial statements.

BIOFIELD CORP.

A DEVELOPMENT STAGE COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

As a medical company, Biofield Corp. (the “Company”) has developed a highly proprietary system to assist in detecting breast cancer. The Company is still in a development stage.

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  The Company has incurred operating losses since its inception. This condition raises substantial doubt as to the Company’s ability to continue as a going concern as such continuance is dependent upon the Company’s ability to raise sufficient capital.

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2007 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim periods are not necessarily indicative of the results of the full year.  This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. There have been no changes in significant accounting policies since December 31, 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Estimates that are critical to the accompanying financial statements arise from the determination of the fair value of the Company’s investment. Because such determination involves subjective judgment, it is at least reasonably possible that the Company’s estimates could change in the near term with respect to this matter.

Reclassification

Certain amounts in the 2006 consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the 2007 consolidated financial statements.

 NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 4 - SUBSEQUENT EVENTS

China

On August 1, 2007, MacKay Group Limited (MKG) signed a memorandum of understanding (MOU) to form BIOFIELD ASIA, a joint venture with United Premier Medical Group Limited ("UPMG"), a premier healthcare provider, which in partnership with world renown Western healthcare providers, delivers healthcare services to China, including through UPMG's VIP OB/GYN centers in China.

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

The Philippines

Since March 31, 2007, MKG has had repeated meetings with, and have conducted demonstrations for, significant government, church, healthcare, and distribution representatives in the Philippines.  In October 2007, MKG formed a joint venture with Eastern Petroleum Corporation, one of the leading businesses and petroleum companies in the Philippines.  The joint venture is called the MacKay Eastern Medical Group and will bear the exclusive responsibility and expense to distribute, market, gain regulatory approval for, and further develop the BDS and related technologies in the Philippines, Indonesia, and Malaysia.  In October 2007, an initial order of 10 devices and 20 cases of sensors was sold and delivered to the joint venture.  On October 24, 2007 the joint venture presented the BDS at a major breast cancer detection symposium in Manila attended by approximately 200 guests, including representatives from 100 of the top hospitals and medical institutions in the Philippines and government and industry representatives from the Philippines, China, and India.  The symposium generated significant interest from medical organizations throughout the Philippines, many of them are discussing possible purchase orders.  The Symposium further generated significant interest from leading organizations in China and India and discussions are taking place about distribution and manufacturing in China and India.

The MKG Master License

On July 27, 2007 the Company signed a master license agreement (the “Agreement”) with MKG. Pursuant to the Agreement, the Company granted to MKG an exclusive (even to the Company), sub licensable, royalty-bearing, worldwide license to make, have made, use, import, offer for sale, and sell devices, sensors and other products or services incorporating the Company’s patented and unpatented breast cancer detection technology, including, but not limited to, the BDS, the Biofield Breast Cancer Proliferation Detection System, the Breast Cancer Diagnostic Device, and the Biofield Breast Examination or BBESM  (collectively, the “Technology”).  The Company also granted MKG, on a worldwide basis, the Exclusive Distribution, Manufacturing, Development, Clinical, and R&D Rights (as those terms are defined in the Agreement) with regard to the Technology. Under the Agreement, MKG assumes from the Company the sole responsibility and expense to market, manufacture, further develop (clinically and technically), and otherwise commercialize the Technology.  MKG further assumes from the Company the sole responsibility and expense to secure additional regulatory approvals and to conduct additional clinical trials and R&D.  MKG will also make commercially reasonable efforts to, among other things, further develop the Technology for screening, as opposed to purely diagnostic, purposes and for cancers other than breast cancer.

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

Developments in the U.S.

Since March 31, 2007 the Company continued to transition its operations, facilities, inventory, and clinical, technical, and financial records from its former offices in Alpharetta, Georgia and California to the Company’s new office in King of Prussia.  In July 19, 2007 the Company moved its principal executive office from 1615 Walnut Street, 3rd Floor, Philadelphia, PA 19103 and the contents of its former Alpharetta, Georgia facility to King of Prussia Business Center, Suite C, 1019 West Ninth Avenue, King of Prussia, PA 19406.

In May 2007 Michael Antonoplos was appointed as a Company director and as the Company’s interim chief executive officer.  In July 2007 Kenny Lau, who helped spearhead the initiatives with UPMG, was also appointed Company director.  In July 2007, Michael Yom’s position changed from president to chief operating officer.

Item 2.

Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this document.

Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report are forward-looking   statements that involve risks and   uncertainties.  These statements relate to future events or our future financial performance.  In some cases,  forward-looking  statements  can be  identified by  terminology  such as "may", "will", "should",  "expect",  "anticipate",  "intend", "plan", "believe", "estimate",  "potential",  or  "continue",  the negative of these terms or other comparable  terminology.  These statements involve a number of risks and uncertainties.  Actual  events  or  results  may  differ  materially  from  any forward-looking  statement  as a result  of  various  factors,  including  those described above and in the Company’s last Form 10-KSB for 2005 under "Risk Factors", available online at http://www.sec.gov/Archives/edgar/data/1007018/

000112178106000104/biofield10ksb123105r.txt.  We have no obligation to release publicly the result of any revisions to any of our "forward-looking statements" to reflect events or circumstances that occur after the date of this Report or to reflect the occurrence of other unanticipated events.

THE COMPANY’S FOCUS ON FOREIGN MARKETS UNDER MKG

Prior management’s focus was on securing U.S. FDA approval to distribute the BDS in the U.S. Under MKG, the Company has reoriented its energies towards generating sales in foreign markets with significant populations of women, where MKG has significant industry and government relationships, where the need for the BDS appears compelling, and where the regulatory hurdles are not as burdensome.  Included among the foreign markets are China (including Hong Kong and Macau), India, the Philippines, Indonesia, Malaysia, and other parts of Asia, Mexico, Latin America, the Caribbean, Africa, Europe, and the Middle East.  The initial countries MKG is focusing on (China, India, Indonesia, the Philippines, Mexico, and Malaysia) account for approximately one half of the world’s female population.  As articulated in the recent October 15, 2007 Time article, MKG recognized from the outset that breast cancer is no longer an affliction which only concerns certain segments of women in the U.S. and Western

Europe but is tragically a global challenge.  Given the nature of the BDS, the Company believes that the BDS can play a role to help promote early detection in foreign countries, which for a variety of reasons may not have the detection technologies present in the U.S. and Western Europe.

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

China

In early to middle 2007, MKG has had discussions with representatives of Chinese government, including those associated with China’s state and military hospitals, about potential orders of the BDS and sensors.  The Chinese representative expressed significant interest in the BDS and discussed, among other things, potential orders for Chinese hospitals; designating a top Chinese medical institution and doctor to work with the Company on additional clinical trials and R&D including joint U.S.-Chinese trials and including on screening and cancers other than breast cancer; incorporating the BDS into Chinese early detection initiatives and a cancer fund established for the indigent.

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

Following the successful demonstration of the BDS at the October 24, 2007 major breast cancer detection symposium in Manila, which was attended by leading Chinese representatives, arrangements are being made for additional meetings with leading Chinese health officials.

According to the U.N., there are over 172 million women in mainland China, Hong Kong, and Macau ages 40-70 years old.  According to the International Agency for Research on Cancer, the breast cancer incidence rate in China is 18.7 per 100,000.

India

In 2007, MKG has had discussions with hospital, medical and distribution representatives from India, including those associated with leading hospital systems and distribution networks in India, about the distribution of the BDS in India.  Following the successful demonstration of the BDS at the October 24, 2007 major breast cancer detection symposium in Manila, which was attended by leading Indian representatives, there was significant interest from Indian representatives about potential significant orders and about distributing and securing regulatory approval for the BDS in India and other countries in the Indian subcontinent including Nepal and Bangladesh.  Arrangements are being made for meetings in India in October-November 2007.  The Company expects to conclude a distribution arrangement in India before the end of 2007.

According to the U.N., there are over 103 million women in India ages 40-70 years old. According to the International Agency for Research on Cancer, the breast cancer incidence rate in India is 19.1 per 100,000.

The Philippines, Indonesia and Malaysia

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

In October 2007, MKG formed a joint venture with Eastern Petroleum Corporation, one of the leading businesses and petroleum companies in the Philippines.  The joint venture is called the MacKay Eastern Medical Group and will bear the exclusive responsibility and expense to distribute, market, secure regulatory approval for, and further develop the BDS and related technologies in the Philippines, Indonesia, and Malaysia.  In October 2007, an initial order of 10 devices and 20 cases of sensors was sold and delivered to the joint venture.  On October 24, 2007 the joint venture presented the BDS at a major breast cancer detection symposium in Manila attended by approximately 200 guests, including representatives from 100 of the top hospitals and medical institutions in the Philippines and government and industry representatives from the Philippines, China, and India.  Following the successful demonstration of the BDS at the October 24, 2007 major breast cancer detection symposium in Manila, discussions are taking place about potential significant orders to be delivered in early 2008.

According to the U.N., there are over 22.45, 8.5, and 3 million women ages 40-70 years old in Indonesia, the Philippines and Malaysia respectively. According to the International Agency for Research on Cancer, the breast cancer incidence rate in Indonesia, the Philippines, and Malaysia is 26.1, 46.6, and 30.8 per 100,000 respectively.

Mexico

In January 2007, on behalf of the Company, certain representatives successfully conducted patient demonstrations and seminars of the BDS in Mexico City before more than 50 OB/GYN and other physicians, nurses, officials, and representatives from leading hospitals, clinics, laboratories, pharmaceutical companies, and other health providers based in Mexico and other countries in Latin America. The demonstrations and seminars were conducted by a noted physician in Mexico City on female patients with pre-confirmed malignant and benign tumors. Biofield’s device tested successfully in the patient demonstrations, generating substantial interest among Mexican OBY/GYN and healthcare communities. The purpose of the demonstrations and seminars was to introduce Biofield’s technology to leading opinion makers in the Mexican healthcare community and to seek to secure purchase orders for the device and sensors. Subsequent meetings and discussions have taken place with leading hospitals, clinics, physicians, and other opinion leaders in Mexico, many of which also have clinics, stores, or other facilities in other Latin American countries. Presentations of Biofield’s technology were also made on Mexican TV.  See Company’s press release dated February 23, 2007, a copy of which is posted on the Company’s website www.biofield.com.

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

According to the U.N., there are over 11.6 million women ages 40-70 years old in Mexico. According to the International Agency for Research on Cancer, the breast cancer incidence rate in Mexico is 26.4 per 100,000 respectively.

Singapore

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

According to the U.N., there are over 645,000 women ages 40-70 years old in Singapore.

Other Foreign Markets

In 2007, MKG has had discussions with representatives in other foreign countries concerning South Africa, Japan, and other countries in the Middle East and Africa.  The Company under prior management presented the BDS to leading government, hospital, and medical representatives from South Africa, including First Lady Mbeki.  During the same trip, the Company met with leading government representatives from Botswana.  Significant interest was received including interest about transporting the BDS through mobile van units.  There are currently several BDS devices in South Africa.  The Company has also conducted demonstrations for leading Japanese representatives. One of the Company’s prior clinical trials took place in Japan.  Discussions have also taken place about distributing the BDS in Middle Eastern countries such as Iraq, Saudi Arabia, United Arab Emirates, Kuwait, Jordan, and Lebanon.

According to the U.N., there are over 5.1 and 25 million women ages 40-70 years old in South Africa and Japan respectively. According to the International Agency for Research on Cancer, the breast cancer incidence rate in South Africa and Japan is 35 and 32.7 per 100,000 respectively.

Developments in the U.S.

In 2007 the Company continued to transition its operations, facilities, inventory, and clinical, technical, and financial records from its former offices in Alpharetta, Georgia and California to the Company’s new office in King of Prussia.  In July 19, 2007 the Company moved its principal executive office from 1615 Walnut Street, 3rd Floor, Philadelphia, PA 19103 and the contents of its former Alpharetta, Georgia facility to King of Prussia Business Center, Suite C, 1019 West Ninth Avenue, King of Prussia, PA 19406.  Now that the move is complete, the Company is undergoing the steps needed to audit and certify the King of Prussia office and the re-issuance of the CE Mark precipitated by the change in facilities.  See the Company’s Form 8-K filed July 19, 2007, available online at http://www.sec.gov/Archives/edgar/

data/1007018/000112178107000218/biofielda8k71907.htm.

In May 2007, Michael Antonoplos was appointed as a Company director and as the Company’s interim chief executive officer.  Kenny Lau, who helped spearhead the initiatives with UPMG, was also appointed Company director in July 2007.  In May 2007, Michael Yom’s position changed from president to chief operating officer. See the Company’s Form 8-K filed July 19, 2007, available online at http://www.sec.gov/Archives/edgar/data/1007018/000112178107000218/biofielda8k71907.htm. The Company continues to meet and have discussions with representatives with significant financial and medical expertise to bolster the Company’s management, board, and advisory board.

In 2007 the Company continues to make efforts to (1) manufacture the new prototype of the BDS device (in the U.S., China, Mexico and elsewhere) and (2) reinitiate additional clinical trials in the U.S. which would help facilitate securing U.S. FDA approval.  The Company has had repeated discussions with former representatives of the Company and physicians involved in developing the BDS, clinical trials and development, and the use of the BDS for screening purposes. Those discussions are in addition to the discussions MKG has had and continues to have with leading representatives in China, India, the Philippines and other foreign countries. Several of the representatives and physicians the Company is meeting with have successfully secured U.S. FDA approval for other technology.  Further, the Company has had discussions and meetings with healthcare institutions in the U.S. about additional clinical trials, the use of the BDS in women’s health centers, and possible joint clinical trials with leading medical institutions in Asia and Europe introduced by MKG.  Given the availability of patients for clinical trials in Asia and MKG’s relationship with leading Asian medical institutions, one of MKG’s goals is to conduct clinical trials in Asia with leading Asian and Western medical institutions, which would facilitate efforts to secure U.S. FDA approval. Finally, the Company has met with engineering and design experts in the U.S. and China to manufacture the new prototype of the BDS device and further develop the devise and sensors for screening.  Device schematics are now being reviewed by experts in China to manufacture the new prototype in China.  The Company is also considering facilities in the U.S. which have been certified by the U.S. FDA with regard to non-invasive cancer detection technology.

In October 2007 the Company and MKG entered into a collaboration agreement with SpectRx, Inc.   The chief executive officer of SpectRx, Dr. Mark Faupel, was one of the original inventors of the BDS and has developed similar non-invasive cervical cancer technology. Dr. Faupel and fellow SpectRx board member and international healthcare policy expert, Dr. Ronald Hart, helped presented the BDS at the October 24, 2007 Manila Breast Cancer Detection Symposium. SpectRx has certified manufacturing facilities in the U.S. and will help the Company manufacture the new prototype of the BDS for potential purchase orders from Asia and elsewhere.  Upon reestablishing manufacturing from the U.S. to fulfill more immediate purchase order, discussions are occurring with SpectRx to manufacture the BDS in Asia. SpectRx has CE Mark certification and will work with the Company to expeditiously secure CE Mark certification from the Company’s new facilities in King of Prussia and/or from SpectRx’s facilities in Atlanta.  SpectRx also has substantial experience before the U.S. FDA and will work with the Company to reinitiate its efforts before the U.S. FDA.  From his time at the Company, Dr. Faupel also has extensive knowledge about the screening application for the BDS and will work with the Company to further develop the BDS device, sensors, and sensor configurations for screening purposes. SpectRx will also work with the Company and MKG to conduct clinical trials, including joint U.S.-Asia trials, which may help the Company’s efforts before the U.S. FDA and which relate to the application of the BDS for screening and cancers other than breast cancer.  In turn, using its significant relationships in Asia, MKG and the Company will help market and distribute SpectRx’s cervical cancer technology in Asia.  MKG have subsequently entered into an arrangement with SpectRx and its affiliates to manufacture the BDS.  Under this arrangement, MKG will become the exclusive distributor of SpectRx’s cervical cancer detection technology for Asia.

In 2007, the Company has met with and is working with a leading sensor manufacturer to manufacture the necessary quantities of BDS sensors.  The manufacturer produced the sensors for the Company’s Singapore and Filipino orders and for demonstrations in China and Manila.  The manufacturer and its affiliates has manufacturing facilities in the U.S., Eastern Europe, China, and India.  In fall of 2007, the Company visited the manufacturer’s facilities in Shanghai.  The Company has also discussed with the manufacturer about further developing the sensor for screening purposes.

After previously reducing its debt by $2 million in 2006, in 2007 the Company continues to make efforts to reduce its debt with several of its major creditors.

LONG-TERM STRATEGY AND GOALS

The long term strategy and goal of the Company under MKG is to become a leading provider of state-of-the-art medical and healthcare-related technology throughout the world.  The Company’s immediate goal is the distribution and manufacture of the BDS first in foreign markets and then in the U.S. upon securing U.S. FDA approval.  The Company under MKG, however, is working with medical experts in the U.S., Asia, the Middle East, and Europe on advanced medical and healthcare-related technologies other than the BDS, which MKG can use its government and industry relationships in Asia and elsewhere to distribute, manufacture and further develop.  While many of these other technologies relate to women’s health and non-invasive technologies, other technologies relate to fields such as hospital and data management, emergency or triage management, diabetes, obesity, and childhood diseases and care.

On the BDS, the Company’s goal is to use MKG’s government, medical, distribution, manufacturing and other relationships overseas to develop the BDS as a leading breast cancer detection modality outside the U.S.  The initial focus is on China, India, the Philippines, Indonesia, Malaysia, and Mexico.  The Company under MKG will then extend to other parts of Asia, Latin America, the Caribbean, Africa, Europe, and the Middle East.  MKG is currently working with representatives from some of those areas. With sales, acceptance and support from leading government, medical, and industry representatives, clinical trial results, and further research and development from those countries, the Company under MKG will reinitiate efforts before the U.S. FDA to distribute the improved version of the BDS in the U.S.

The Company under MKG seeks to gain acceptance of the BDS overseas at many levels. The first level is with government. Since 2007 MKG has been working with government, healthcare, hospital and other representatives in China, the Philippines and elsewhere to incorporate the BDS as part of national initiatives relating to women’s health, early awareness and detection, and cancer programs and funds for the indigent. Discussions to date have generated interest from government not only in potential purchase orders but also with respect to coordinating the Company’s clinical and R&D efforts with leading local doctors, hospitals, and agencies; conducting joint U.S.-Asia clinical trials including on screening and other cancers; securing the appropriate regulatory approvals; and manufacturing the BDS overseas.

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

Ultimately, the Company under MKG will reinitiate efforts before the U.S. FDA.  To properly prepare for those efforts, MKG is working with regulatory, medical, and legal experts in the U.S., some of which were involved in the Company’s previous efforts, and which have substantial experience with the U.S. FDA approval process.  MKG believes that by gaining acceptance of the BDS (government, medical opinion makers and distribution) in significant and heavily populated countries such as China, India, the Philippines, Indonesia, and Mexico and by supplementing the Company’s prior clinical trials and R&D with joint U.S.-Asia clinical trials in countries which population size presents an ideal base for clinical trials, these efforts will help the Company’s future efforts before the U.S. FDA.  China, India, the Philippines, Indonesia and Mexico represent a significant percentage of the world’s female population.

LIQUIDITY AND CAPITAL RESOURCES

Since the MKG Acquisition on March 30, 2006 we have financed our operations primarily with loans or advanced made by MKG.  During the three months ended March 31, 2007, the Company continued to focus on the transition to new management and facilities and on efforts to penetrate significant foreign markets in Asia including China, the Philippines, and Singapore.

At March 31, 2007 we had a working capital deficiency of $6,688,346.

Our total assets were $24,983 at March 31, 2007. Our cash and cash equivalents were $33 at March 31, 2007.  For the three months ended March 31, 2007 there was a decrease in cash and cash equivalents of $2,328, from $2,361 as of December 31, 2006. Our accounts receivable was $24,950 at March 31, 2007.

Operating Activities

At March 31, 2007, we had no value on the balance sheet for the inventory as a full provision has been recorded for all the items in our inventory. Property and equipment is now fully depreciated.

During the three months ended March 31, 2007, we had a net loss of $193,355, compared to $297,123 for the three months ended March 31, 2006, a decrease of $103,768.   During the three months ended March 31, 2007, our net cash used in operating activities was $68,183, compared to $90,390 for the three months ended March 31, 2006, a decrease of $22,207 or 25%.  The decrease was primarily due to the Company’s efforts to transition to new management and facilities.

During the three months ended March 31, 2007, we had an increase in accounts receivables of $24,950, compared to $0 for the three months ended March 31, 2006.  During the three months ended March 31, 2007, we had an increase in  due to affiliate of $$44,670, compared to $0 for the three months ended March 31, 2006. During the three months ended March 31, 2007, accounts payable and accrued liabilities increased $96,749, compared to an increase of $109,221 for the three months ended March 31, 2006, a differential of $12,472 or 11%.

During the three months ended March 31, 2007, we had depreciation and amortization in connection with operating activities of $469 compared to $507 for the three months ended March 31, 2006, a decrease of $38.

During the three months ended March 31, 2007 we had no non-cash compensation, interest paid in common stock, and share based compensation for consultancy fees paid in options compared to $25,000, $25,244, and $47,512, respectively, for the three months ended March 31, 2006.

Investing Activities

There were no investing activities ended March 31, 2007 and March 31, 2006 respectively.

Financing Activities

During the three months ended March 31, 2007, we had net cash provided by financing activities of $65,855, compared to $88,115 for the three months ended March 31, 2006.  During the three months ended March 31, 2007, we had proceeds from issuance of notes payable of $207,694, compared to $15,184 for the three months ended March 31, 2006.  During the three months ended March 31, 2007 we had a reduction in advances of stockholder and related parties of $141,839, compared to an increase of $72,931 for the three months ended March 31, 2006.   During the three months ended March 31, 2007 and 2006 there were no issuances of common stock, preferred stock, or common stock warrants nor were there any common stock options or warrants exercised.

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

RESULTS OF OPERATIONS

Comparison of the three month period ended March 31, 2007 with the three month period ended March 31, 2006

In the fiscal quarter ended March 31, 2007, we sold one device and 3 cases of sensors to a Singaporean distributor.   The gross proceeds were $24,950.  The cost of goods sold was $3,132.  A full provision has been recorded in prior periods for inventory which impacts cost of sales for 2007.  In 2006 we did not sell any products and did not incur any cost of sales.

The total operating expenses for the three months ended March 31, 2007 and March 31, 2006 were $83,662 and $119,405 respectively, thus representing a decrease of $35,743 or 30%.  This decrease period over period is due to reduced operations in 2007. All of our total operating expenses for these three months were selling, general and administrative expenses. We did not incur any research and development expenses or impairment to intangible assets in the fiscal quarters ending March 31, 2007 and 2006.

Net interest expense for the three months ended March 31, 2007 and March 31, 2006 was $131,511 and $177,740, representing a decrease of $46,229 or 26%. Period over period, the decrease is a direct result of debt reductions in the first quarter of 2007.

There was no amortization of shares issued to lenders and other finance costs for the three months ended March 31, 2007 and March 31, 2006.

As a result of the foregoing, we incurred a net loss of $193,355 for the three months ended March 31, 2007, compared to $297,123 for the three months ended March 31, 2006, a decrease of $103,768, or 35%.

PRODUCT RESEARCH AND DEVELOPMENT

Material research and development expenditures are expected during the next 12 months, as MKG as the Company’s master licensee and MKG’s sublicensees proceed to distribute and manufacture the BDS overseas, further develop the BDS, and reinitiate efforts before the U.S. FDA.  Much of the expenses, with the exception of the efforts before the U.S. FDA, will be borne on MKG as the master licensee or MKG’s sublicensees.

ACQUISITION OR DISPOSITION OF PLANT AND EQUIPMENT

Overseas sales of the current version of the BDS and sensors are expected to occur during the next 12 months.  We are also working to manufacture more devices and sensors for prospective orders.  The acquisition of significant property, plant or equipment is also expected during the next 12 months as MKG and its sublicensee proceed to distribute and manufacture the BDS overseas.  Much of the expenses will be borne by MKG as the master licensee or MKG’s sublicensees.

NUMBER OF EMPLOYEES

From our inception through the MKG Acquisition on March 30, 2006, we relied on the services of outside consultants and had two full time employees.  From the MKG Acquisition to December 31, 2006, we relied on the services of MKG representatives and outside consultants and 1 full time employee.  In 2007, the Company under MKG has been working with medical, financial, regulatory, technical, legal and other experts in the U.S. and Asia towards distributing and manufacturing the BDS overseas, taking the steps for CE Mark certification for the Company’s new facilities, reinitiating efforts before the U.S. FDA, and further developing the prototype of the BDS device and the BDS sensors.  Within the next 12 months, the Company under MKG anticipates bringing in these experts as part of the Company’s management, outside consultants, board, and advisory board. In order for us to attract quality personnel, we anticipate we will have to offer competitive salaries. relied on the services of outside consultants for services and had two full time employees. relied on the services of outside consultants for services and had two full time employees. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing.  There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 3.

Controls and Procedures

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that partly due to the transition to new management and facilities, our disclosure controls and procedures need improvement and were not adequately effective as of December 31, 2006 to ensure timely reporting with the Securities and Exchange Commission.  Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As  required by Rule  13a-15(d),  the  Company's  Chairman  and Chief  Financial Officer,  also  conducted an  evaluation of  Biofield's  internal  controls over financial  reporting to determine whether any changes occurred during the fourth fiscal  quarter  that have  materially  affected,  or are  reasonably  likely to materially  affect,  the Company's  internal  control over financial  reporting.  During the preparation of the Company's financial statements as of and for the year ended December 31, 2006, the Company has concluded that the current system of disclosure controls and procedures needs improvement, partly due to the transition to new management, facilities, and auditors.  As a result of this conclusion, the Company has initiated the changes in internal control.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

We are currently not a party to any pending legal proceeding which is not routine litigation incidental to our business or which involves a claim for damages exceeding 10% of our current assets, nor are we aware of any current proceeding concerning us that a governmental authority may be contemplating.

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

In December 2004, the U.S. FDA notified us that it had reclassified by statute the BDS into class III (Pre-market Approval) pursuant to Section 513(f) of the Federal Food, Drug and Cosmetic Act. As a

result of the U.S. FDA’s reclassification, we must, absent any subsequent reclassification, obtain PMA approval prior to legally marketing or distributing our device.  The basis of the U.S. FDA's decision was its determination that the device is not "substantially equivalent to devices marketed in U.S. interstate commerce...." The U.S. FDA also informed us that although a manufacturer whose device is found to be not substantially  equivalent to a predicate  device can request the U.S. FDA to make a  risk-based  classification  for its device,  the U.S. FDA believes that "based on the review of your device,  general  controls would be inadequate and special controls difficult to develop,  to provide  reasonable  assurance of the device's safety and effectiveness."

Had the FDA accepted our submission for clearance, we would have been able to commence sales and marketing efforts in the U.S. immediately.  However, on March 4, 2005 we were notified by the U.S.  FDA that it had reviewed our petition for reclassification and concluded that we have not demonstrated  that the device meets the criteria under section 513(a)(1) of the Federal Food Drug and Cosmetic act (21 U.S.C.  360c (a) (1)) for classification into class I or II. Therefore the device is automatically classified in class III requiring approval through a pre-market approval.  Consequently, there can be no assurance that we will ever obtain FDA clearance for the BDS. At a minimum, we will likely experience  significant additional expense and time in order to obtain clearance for our device from the FDA.

As stated above, at the same time it is proceeding to distribute and manufacture the BDS in foreign countries, which are subject to different regulatory requirements than those of the U.S. FDA, the Company under MKG is concurrently working with regulatory, medical, clinical, legal and technical experts to reinitiate the Company’s efforts before the U.S. FDA. The Company under MKG is prepared, and is working with regulatory, medical, and clinical experts in the U.S. and abroad, to proceed ahead to obtain PMA approval.  It is still assessing however its options to reclassify its device. Given the interest it has generated with government and medical representatives overseas, the prospect of joint Asia-U.S. clinical trials and the number of potential clinical subjects in heavily populated countries in Asia, the Company believes that its initiatives overseas will help it when it resubmits before the U.S. FDA.  There can be no reasonable assurance that the Company’s efforts to secure U.S. FDA approval will be successful.

We Need to Obtain Financing in Order to Continue Our Operations or we will Cease Operations

Prior to the March 30, 2006 MKG Acquisition, we virtually had no money to operate.  From December 2004 to March 30, 2006, we have survived on some funding we obtained from issuance of notes, sale of our shares abroad and advances made by Dr. Long and his affiliates.  As of March 30, 2006, the Company owed Dr. Long and his affiliates approximately $4.3 million.  We  were  unable  to  repay  the  $1  million  of 12% promissory  notes which we issued in a private  placement  in December  2003 and January and February 2004, when it became due on December 31, 2004. The $329,000 private placement notes and the $50,000 note to our placement agent, both due on May 31, 2005, also remain unpaid.  All the notes will bear interest (until paid) at 1.5% per month after the due dates. Prior to the MKG Acquisition, we had been seeking long-term financing through investment banking channels for over four years, but have not yet been successful in obtaining adequate financing.  We stated in our 2005 Form 10-KSB that unless such resources timely become available, we will be compelled to cease operations.

The situation did not materially change in 2006, as the Company under MKG was focused on, among other things, the transition to new management and facilities.  In 2006, the Company under MKG did reduce the Company’s debt by $2 million, and in 2007 is working with several of its major creditors on further debt reduction.  In 2006, the Company under MKG relied on funding in the form of advances by MKG and the issuance of certain notes.  In 2007, the Company under MKG has begun to make arrangements overseas, including China, India, the Philippines, Indonesia, and Mexico, which should generate significant sales revenues, and which also has generated interest from certain significant investors in the U.S. and abroad.  There can be no reasonable assurances that the Company’s funding/ sales efforts will be successful.

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

We Have a Limited Operating History

We have had a limited history of operations.  From our inception in October 1987 to the MKG Acquisition, we have engaged principally in the development of our device, which has not been approved for sale in the United States.  Consequently, we have little experience in manufacturing, marketing and selling our products.  Since the MKG Acquisition, the Company has utilized MKG’s foreign government, manufacturing, distribution, and industry relationships to proceed to distribute the BDS overseas.  Moreover, the Company under MKG is working with regulatory, medical, clinical and manufacturing experts in the U.S. and abroad to distribute, manufacture and further develop the BDS.  There can be no reasonable assurances, however, that such efforts will be successful.

We Expect to Continue to Incur Significant Operating Losses Which Endangers our Viability as a Going-Concern

Prior to the MKG Acquisition, we had no established source of operating revenue and had incurred net operating losses since our inception.  At December 31, 2005, we had an accumulated deficit of approximately $72 million.  These losses have resulted principally from costs incurred in research and development and clinical trials and from general and administrative costs associated with our operations.  Prior to the MKG Acquisition, we expected operating losses to continue, mainly due to the anticipated expenses associated with the pre-market  approval process and proposed  commercialization of  our  device,  research  and  development  and marketing activities and administration   costs. Our  continuing  losses  have  caused  our  independent accountants to qualify their audit report  regarding our use of "going  concern" basis  of  accounting  in  preparation  of  our  2006   consolidated   financial

statements.  The Company under MKG is now focused on distributing the BDS overseas based on MKG’s foreign government, industry, and distribution relationships, which MKG believes will not only generate significant revenues and potentially bring in investment, but will also work with MKG and the Company to further develop the BDS, including with respect to clinical trials and research and development. There can be no reasonable assurances, however, that such efforts will be successful.

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

•

we may not be able to obtain United States regulatory approval. Obtaining regulatory approval may take significantly more time and cost significantly more money than anticipated.  Lack of United States regulatory approval has significantly affected our ability to sell our device outside of the United States.

•

we may not be able to produce our device in commercial quantities at reasonable cost.

•

we may  not be able  to  successfully  market  our  device  or find an appropriate  corporate  partner,  if  necessary,  to  assist us in the marketing of our device.

•

our device may not gain satisfactory market acceptance.

•

our device may be superseded by another product commercialized for the same use or may infringe patents issued to others, which would prevent us from marketing and selling our device.

•

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

We  Are  Currently  Dependent  on a  Single  Product  Which  Has  Not  Yet  Been Commercialized

We intend to develop additional applications for our device, based on its core technology, none of these applications is expected to result in a commercial product for at least several years, if at all.  Consequently, until  such  time,  if  at  all,  as  our  device  is  approved  for  commercial distribution in the United States,  limited  distribution of our device overseas will account for substantially all of our revenues, if any.  The Company, under MKG, is proceeding to distribute the BDS overseas and is working with foreign government, medical, and other experts to develop the BDS for additional applications such as screening and diagnosis of other cancers.  Moreover, the Company, under MKG, is working to acquire the rights to other medical technologies.  There can be no reasonable assurances that such efforts will be successful.

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

Our Device Will Be Subject to Continuing Review by the U.S. FDA Which Could Impact On Our Ability to Sell It in the Future

Changes to our device or the manner in which it is used after it is approved will require additional approval by the U.S. FDA. Our failure to receive approval of such a change on a timely basis, or at all, would have a significant adverse effect on our business.

A Failure of Our Contract Manufacturers to Comply with U.S. FDA Regulations Would Impact On Our Ability to Sell Our Device

We cannot assure that our manufacturers will be in compliance with the U.S. FDA's quality system regulations and good manufacturing practices, when the U.S. FDA inspects them, or that they will continue to maintain this compliance. A failure to maintain  compliance  could  significantly  delay  approval of our pre-market application  to the U.S. FDA for our  device or prevent  us from  marketing  it if we obtain  this  approval,  and  would  have a  significant  adverse  effect on our business.

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

Changes to Health Care Reimbursement Regulations and Practices Could Adversely Affect Us

Our ability to successfully  commercialize our products will depend, in part,  on the extent to which  reimbursement  for the cost of our  products  and related  treatment  will be  available  from  government  health  administration authorities, private health insurers and other organizations.  These third-parties payers are increasingly challenging the price of medical products and services.

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

Our Results of Operations May Suffer if Foreign Trade is Restricted or Foreign Regulations are Modified

Until we receive approval from the U.S. FDA to market our device in the United States, our revenues, if any, will be derived from international sales. A significant portion of our revenues,  therefore,  may be subject to the risks  associated with  international  sales,  including  foreign regulatory  requirements,  economic or political  instability,  shipping delays, fluctuations in foreign currency exchange rates and various trade  restrictions, all of which could have a significant  impact on our ability to deliver products on a  competitive  and  timely  basis  and our  ability  to  achieve  profitable operations.  Future  impositions  of, or significant  increases in the level of, customs  duties,  export  quotas  or  other  trade  restrictions  could  have  a significant adverse effect on our business.

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

Our Stockholders Could Be Adversely Affected by the Anti-Takeover Effects of Delaware Law

We are  subject  to  the  provisions  of  Section  203  of the  General Corporation  Law of the State of Delaware.  In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder” for a period of three years after the date of the  transaction in which the person becomes an interested  stockholder,  unless the  business  combination  is  approved  in a  prescribed  manner or unless the interested  stockholder  acquires at least 85% of the corporation's voting stock (excluding shares held by certain designated stockholders) in the transaction in which it becomes an interested  stockholder.  A "business combination" includes mergers, asset sales and other transactions resulting in a financial benefit to the interested stockholder.  Subject to certain exceptions, an “interested stockholder" is a person who, together with affiliates and associates,  owns, or within the previous three years did own, 15% or more of the corporation's voting stock.  This provision of the Delaware law could delay and make more difficult a business  combination,  even if the business  combination would be beneficial to the  interests  of our  stockholders,  and also  could  limit the price  certain investors might be willing to pay for shares of our common stock.

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

•

that a broker or dealer approve a person's account for transactions in penny stocks; and

•

the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information and investment experience objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•

sets  forth  the  basis  on  which  the  broker  or  dealer  made  the suitability determination; and

•

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

In addition to the above risk factors set forth in the Company’s Form 10-KSB for fiscal year ending December 31, 2005, additional risk factors may arise as a result of new management’s focus on distributing and manufacturing the BDS overseas, especially in China.  These include risks associated  with  the  political  and  economic environment,  foreign  currency  exchange  and the legal  system in foreign countries. The economy of China and other foreign countries differs significantly  from the  economies  of the  western industrialized  nations in such  respects as  structure,  level of  development, growth  rate,   capital   reinvestment,   repatriation,   resource   allocation, self-sufficiency,  rate of  inflation  and balance of payment  positions,  among others. While certain foreign governments such as China have enacted laws encouraging foreign investment, it remains to be seen how uniformly they will be enforced and interpreted.

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

Item 2.

Unregistered sale of equity securities and use of proceeds

None.

Item 3.

Defaults upon senior securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our securities holders during the fiscal quarter ended March 31, 2007.

Item 5.

Other information

Not applicable.

Item 6.

Exhibits and Reports on Form 8-K

A. Exhibits

Exhibit (31) Rule 13a-14(a)/15d-14(a) Certification by Michael J. Antonoplos (Chief Executive Officer) and Joseph Repko (Chief Financial Officer).

Exhibit (32) Section 1350 Certification by Michael J. Antonoplos (Chief Executive Officer) and Joseph Repko (Chief Financial Officer).

B. Reports on Form 8-K

Form 8-K filed March 21, 2007 (pertaining to change in auditors) available on the U.S. SEC website, www.sec.gov at:

http://www.sec.gov/Archives/edgar/data/1007018/000112178107000066/0001121781-07-000066-index.htm

Form 8-K/A filed March 27, 2007 (pertaining to change in auditors) available on the U.S. SEC website, www.sec.gov at:

http://www.sec.gov/Archives/edgar/data/1007018/000112178107000070/0001121781-07-000070-index.htm

Form 8-K/A filed April 7, 2007 (pertaining to change in auditors) available on the U.S. SEC website, www.sec.gov at:

http://www.sec.gov/Archives/edgar/data/1007018/000112178107000088/0001121781-07-000088-index.htm

Form 8-K filed July 19, 2007 (pertaining to new directors and officers and new office) available on the U.S. SEC website, www.sec.gov at:

http://www.sec.gov/Archives/edgar/data/1007018/000112178107000218/0001121781-07-000218-index.htm

Form 8-K filed July 31, 2007 (pertaining to master license agreement) available on the U.S. SEC website, www.sec.gov at:

http://www.sec.gov/Archives/edgar/data/1007018/000112178107000222/0001121781-07-000222-index.htm

C.

Press Releases

Press release dated February 23, 2007 (related to Mexico demonstration) available at:

http://www.prnewswire.com/cgi-bin/stories.pl?ACCT=ind_focus.story&STORY=/www/story/02-23-2007/0004533317&EDATE=FRI+Feb+23+2007,+08:45+AM

Press release dated February 28, 2007 (related to Singapore sale) available at:

http://sev.prnewswire.com/biotechnology/20070228/CLW04928022007-1.html

Press released dated March 8, 2007 (related to delivery of device and sensors to the Philippines) available at:

http://sev.prnewswire.com/biotechnology/20070308/CLTH11308032007-1.html

Press release dated July 30, 2007 (related to Biofield-MKG master license agreement) available at:

http://biz.yahoo.com/bw/070730/20070730005474.html?.v=1

Press release dated August 1, 2007 (related to MKG sublicense to UPMG for China) available at:

http://biz.yahoo.com/bw/070801/20070801005219.html?.v=1

Press release dated October 23, 2007 (related to Filipino joint venture and initial purchase order) available at:

http://biz.yahoo.com/bw/071023/20071023006000.html?.v=1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BIOFIELD CORP.

Date: November 19, 2007	By: /s/ Michael J. Antonoplos Michael J. Antonopolos (Chief Executive Officer)
Date: November 19, 2007	By: /s/ Joseph Repko Joseph Repko (Chief Financial Officer)