Form 10QSB
period 2007-06-30
BIOFIELD CORP \DE\
filed 2007-11-19
CIK 1007018

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB*


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

-----------------------------------------------------------------------------------


                                                         JUNE 30,      DECEMBER 31,
                                                       ----------------------------
ASSETS                                                     2007           2006
                                                        (Unaudited)     (Audited)

CURRENT ASSETS:
  Cash and cash equivalents                            $        216    $      2,361

  Accounts receivable                                          --              --

  Other current assets                                        9,000           8,234
                                                       ------------    ------------

      Total current assets
                                                              9,216          10,595


PROPERTY AND EQUIPMENT - Net                                   --               469
                                                       ------------    ------------

      TOTAL ASSETS                                     $      9,216    $     11,064
                                                       ============    ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                     $  1,417,167    $  1,352,641

  Accrued interest                                          569,839         438,529

  Accrued expenses                                          304,786         253,786
  Due to affiliate                                          464,997         337,921
  Advances from stockholder                               2,064,399       1,966,094
  Short-term notes payable                                2,190,489       2,157,085
                                                       ------------    ------------

      Total current liabilities                           7,011,677       6,506,056
                                                       ------------    ------------


Commitments and contingencies

STOCKHOLDERS' DEFICIT:
   Preferred Stock, $.001 par value; authorized
    12,300,000 preferred shares;
    12,300,000 preferred shares, Series
    A, issuable at June 30, 2007 and December 31,
    2006, respectively                                       12,300          12,300
  Common Stock, $.001 par value; authorized
    60,000,000, shares; 43,142,936 shares issued and
    9,994,550 shares issuable at June 30, 2007 and
    December 31, 2006, respectively                          53,138          53,138
  Treasury stock; 2,306,131 shares                           (3,100)         (3,100)
  Stock subscriptions                                         3,849           3,849
  Additional paid-in capital                             66,263,340      66,263,340
  Accumulated deficit during development stage          (73,331,988)    (72,824,519)
                                                       ------------    ------------

    Total stockholders' deficit                          (7,002,461)     (6,494,992)
                                                       ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $      9,216    $     11,064
                                                       ============    ============


                  See notes to condensed financial statements.




BIOFIELD CORP. (A  DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------
                                                                                                  PERIOD OCTOBER 16,
                                                                                                    1987 (DATE OF
                                            THREE MONTHS ENDED             SIX MONTHS ENDED       INCEPTION) THROUGH
                                                 JUNE 30,                       JUNE 30,               JUNE 30
                                     ------------    ------------    ------------    ------------    ------------
                                         2007            2006             2007            2006            2007
                                     ------------    ------------    ------------    ------------    ------------

REVENUE                              $       --      $       --      $     24,950    $       --      $    160,082

COST OF SALES
  Cost of goods sold                        5,303            --             8,435            --            83,882
  Loss on write down of inventory            --              --              --              --           693,500
                                     ------------    ------------    ------------    ------------    ------------

GROSS PROFIT (LOSS)                        (5,303)           --            16,515            --          (617,300)
                                     ------------    ------------    ------------    ------------    ------------


OPERATING EXPENSES:
  Research and development                   --              --              --              --        40,481,889
  Selling, general, and
  administrative                          177,302          36,420         260,965         155,826      31,551,288
  Impairment of intangible assets            --              --              --              --           194,268
  Gain on disposition of fixed
   assets                                    --              --              --              --            (8,084)
                                     ------------    ------------    ------------    ------------    ------------
      Total operating expenses            177,302          36,420         260,965         155,826      72,219,361
                                     ------------    ------------    ------------    ------------    ------------



OTHER INCOME (EXPENSE):
  Interest income                            --              --              --              --         2,476,722
  Interest expense and other
  finance costs:
     Interest expense                    (131,510)       (121,931)       (263,019)       (299,670)     (2,761,643)
     Amortization of shares issued
to lenders
        and other finance costs              --              --              --              --          (405,523)
  Royalty income and other                   --              --              --                22         214,866
                                     ------------    ------------    ------------    ------------    ------------
      Other expense, net                 (131,510)       (121,931)       (263,019)       (299,648)       (475,578)
                                     ------------    ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAXES                 (314,115)       (158,351)       (507,469)       (455,474)    (73,312,239)
PROVISION FOR INCOME TAXES                   --              --              --              --           (19,749)
                                     ------------    ------------    ------------    ------------    ------------

NET LOSS                             $   (314,115)   $   (158,351)   $   (507,469)   $   (455,474)   $(73,331,988)
                                     ============    ============    ============    ============    ============

NET LOSS PER SHARE:
     Basic and Diluted               $      (0.01)   $      (0.01)   $      (0.01)   $      (0.01)
                                     ============    ============    ============    ============

WEIGHTED-AVERAGE SHARES
     Basic and Diluted                 53,137,486      48,140,211      53,137,486      48,140,211
                                     ============    ============    ============    ============




                  See notes to condensed financial statements.




BIOFIELD CORP. (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------
                                                                                                       PERIOD OCTOBER
                                                                                                             16,
                                                                                                        1987 (DATE OF
                                                                                                         INCEPTION)
                                                                               SIX MONTHS ENDED            THROUGH
                                                                                   JUNE 30,               JUNE 30,
                                                                        --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                        2007            2006            2007
                                                                        ------------    ------------    ------------

  Net loss                                                              $   (507,469)   $   (455,474)   $(73,331,988)
  Adjustments to reconcile net loss to net cash provided by (used
    in) operating activities:

    Depreciation and amortization                                                469           1,014       2,761,675

    Amortization of premiums on short-term investments                          --              --           156,692

    Amortization of deferred financing costs                                    --              --         2,129,643

    Loss on disposal of property and equipment                                  --              --           194,102

    Loss on license and settlement agreements                                   --              --            49,026

    Loss on abandonment of patent applications                                  --              --           303,234

    Loss on inventory write-down                                                --              --           693,500

    Impairment of intangible assets                                             --              --           194,268

    Vendor settlements                                                          --              --           (77,257)

    Noncash compensation                                                        --            25,000       3,533,451

    Gain from disposition of fixed assets                                       --              --          (159,473)

    Interest paid in common stock                                               --            25,244         575,260

    Commisions and discounts on sale of common stock                            --              --            96,919

    Loan repayment default payable in shares of common stock                    --              --           350,000

    Consultancy fees paid in options                                            --            47,512         242,762
    Changes in assets and liabilities:

      Inventories                                                               --              --          (693,500)

      Prepaids                                                                  (766)         (1,500)       (141,582)

      Due to affiliate                                                       127,076            --           464,997

      Accounts payable and accrued liabilities                               246,836         151,297       2,348,875
                                                                        ------------    ------------    ------------
          Net cash used in operating activities                             (133,854)       (206,907)    (60,309,396)
                                                                        ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisitions of property and equipment                                        --              --        (2,610,691)

  Costs incurred for patents and patent applications                            --              --          (782,527)

  Proceeds from sale of property and equipment                                  --              --           294,748

  Purchases of short-term investments                                           --              --       (26,476,638)

  Proceeds from sale and maturity of short-term investments                     --              --        26,406,378
                                                                        ------------    ------------    ------------

          Net cash used in investing activities                                 --              --        (3,168,730)
                                                                        ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayments of capitalized lease obligations                                   --              --           (82,234)

  Proceeds from issuance of preferred stock - net                               --              --        22,341,892
  Proceeds from issuance of common stock and common stock warrants -
   net                                                                          --         1,729,728      35,203,258
  Proceeds from exercise of common stock options and common stock
warrants                                                                        --              --           298,546

  Proceeds from issuance of notes payable                                    224,395          90,367       1,713,395

  Notes financing costs                                                         --              --           262,077

  Advances from stockholder and related party                                (92,686)     (1,612,106)      3,184,200

  Repayments of advances from stockholder                                       --              --        (1,874,728)

  Repurchases of common stock held in treasury                                  --              --            (3,100)

  Proceeds from notes payable issued to stockholder and related party           --              --         2,546,533

                                                                        ------------    ------------    ------------



          Net cash provided by financing activities
                                                                             131,709         207,989      63,589,839
                                                                        ------------    ------------    ------------



    NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (2,145)          1,082         111,713


    EFFECT OF EXCHANGE RATE CHANGES                                             --              --          (111,497)


    BEGINNING OF PERIOD                                                        2,361           2,794            --

                                                                        ------------    ------------    ------------

    END OF PERIOD                                                       $        216    $      3,876    $        216
                                                                        ============    ============    ============

Supplementary disclosure of cash flow information:
   Cash paid for interest                                               $       --      $       --      $       --
                                                                        ============    ============    ============

   Cash paid for taxes                                                  $       --      $       --      $       --
                                                                        ============    ============    ============


                  See notes to condensed financial statements.

BIOFIELD CORP.
A DEVELOPMENT STAGE COMPANY
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION

As a medical company, Biofield Corp. (the "Company") has developed a highly proprietary system to assist in detecting breast cancer. The Company is still in a development stage.

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

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2007 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim periods are not necessarily indicative of the results of the full year. This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. There have been no changes in significant accounting policies since December 31, 2006.

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

NOTE 4 - SUBSEQUENT EVENTS

MKG Initiatives in Foreign Markets

Since June 30, 2007 MKG continued to meet with significant government, healthcare, distribution, and manufacturing contacts to distribute, manufacture, and develop the BDS in foreign markets.

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

The Philippines

Since June 30, 2007, MKG has had repeated meetings with, and have conducted demonstrations for, significant government, church, healthcare, and distribution representatives in the Philippines. In October 2007, MKG formed a joint venture with Eastern Petroleum Corporation, one of the leading businesses and petroleum companies in the Philippines. The joint venture is called the MacKay Eastern Medical Group and will bear the exclusive responsibility and expense to distribute, market, gain regulatory approval for, and further develop the BDS and related technologies in the Philippines, Indonesia, and Malaysia. In October 2007, an initial order of 10 devices and 20 cases of sensors was sold and delivered to the joint venture. On October 24, 2007 the joint venture presented the BDS at a major breast cancer detection symposium in Manila attended by approximately 200 guests, including representatives from 100 of the top hospitals and medical institutions in the Philippines and government and industry representatives from the Philippines, China, and India. The symposium generated significant interest from medical organizations throughout the Philippines, many of them are discussing possible purchase orders. The Symposium further generated significant interest from leading organizations in China and India and discussions are taking place about distribution and manufacturing in China and India.

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

Developments in the U.S.

Since June 30, 2007 the Company continued to transition its operations, facilities, inventory, and clinical, technical, and financial records from its former offices in Alpharetta, Georgia and California to the Company's new office in King of Prussia. In July 19, 2007 the Company moved its principal executive office from 1615 Walnut Street, 3rd Floor, Philadelphia, PA 19103 and the contents of its former Alpharetta, Georgia facility to King of Prussia Business Center, Suite C, 1019 West Ninth Avenue, King of Prussia, PA 19406.

In July 2007 Kenny Lau, who helped spearhead the initiatives with UPMG, was also appointed Company director. In July 2007, Michael Yom's position changed from president to chief operating officer.

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

China

In early to middle 2007, MKG has had discussions with representatives of Chinese government, including those associated with China's state and military hospitals, about potential orders of the BDS and sensors. The Chinese representative expressed significant interest in the BDS and discussed, among other things, potential orders for Chinese hospitals; designating a top Chinese medical institution and doctor to work with the Company on additional clinical trials and R&D including joint U.S.-Chinese trials and including on screening and cancers other than breast cancer; incorporating the BDS into Chinese early detection initiatives and a cancer fund established for the indigent.

On August 1,  2007,  MKG  signed a  memorandum  of  understanding  (MOU) to form
BIOFIELD ASIA, a joint venture with United Premier Medical Group Limited ("UPMG"), a premier healthcare provider, which in partnership with world renown Western healthcare providers, delivers healthcare services to China, including through UPMG's VIP OB/GYN centers in China. See MKG press release dated August 1,2007 available online at http://biz.yahoo.com/bw/070801/20070801005219.html.v=1.

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

Mexico

In January 2007, on behalf of the Company, certain representatives successfully conducted patient demonstrations and seminars of the BDS in Mexico City before more than 50 OB/GYN and other physicians, nurses, officials, and representatives from leading hospitals, clinics, laboratories, pharmaceutical companies, and other health providers based in Mexico and other countries in Latin America. The demonstrations and seminars were conducted by a noted physician in Mexico City on female patients with pre-confirmed malignant and benign tumors. Biofield's device tested successfully in the patient demonstrations, generating substantial interest among Mexican OBY/GYN and healthcare communities. The purpose of the demonstrations and seminars was to introduce Biofield's technology to leading opinion makers in the Mexican healthcare community and to seek to secure purchase orders for the device and sensors. Subsequent meetings and discussions have taken place with leading hospitals, clinics, physicians, and other opinion leaders in Mexico, many of which also have clinics, stores, or other facilities in other Latin American countries. Presentations of Biofield's technology were also made on Mexican TV. See Company's press release dated February 23, 2007, a copy of which is posted on the Company's website www.biofield.com.

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

Other Foreign Markets

In 2007, MKG has had discussions with representatives in other foreign countries concerning South Africa, Japan, and other countries in the Middle East and Africa. The Company under prior management presented the BDS to leading government, hospital, and medical representatives from South Africa, including First Lady Mbeki. During the same trip, the Company met with leading government representatives from Botswana. Significant interest was received including interest about transporting the BDS through mobile van units. There are currently several BDS devices in South Africa. The Company has also conducted demonstrations for leading Japanese representatives. One of the Company's prior clinical trials took place in Japan. Discussions have also taken place about distributing the BDS in Middle Eastern countries such as Iraq, Saudi Arabia, United Arab Emirates, Kuwait, Jordan, and Lebanon.

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

In May 2007, Michael Antonoplos was appointed as a Company director and as the Company's interim chief executive officer. Kenny Lau, who helped spearhead the initiatives with UPMG, was also appointed Company director in July 2007. In May 2007, Michael Yom's position changed from president to chief operating officer. See the Company's Form 8-K filed July 19, 2007, available online at http://www.sec.gov/Archives/edgar/data/1007018/000112178107000218/biofielda
8k71907.htm. The Company continues to meet and have discussions with representatives with significant financial and medical expertise to bolster the Company's management, board, and advisory board.

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

In October 2007 the Company and MKG entered into a collaboration agreement with SpectRx, Inc. The chief executive officer of SpectRx, Dr. Mark Faupel, was one of the original inventors of the BDS and has developed similar non-invasive cervical cancer technology. Dr. Faupel and fellow SpectRx board member and international healthcare policy expert, Dr. Ronald Hart, helped presented the BDS at the October 24, 2007 Manila Breast Cancer Detection Symposium. SpectRx has certified manufacturing facilities in the U.S. and will help the Company manufacture the new prototype of the BDS for potential purchase orders from Asia and elsewhere. Upon reestablishing manufacturing from the U.S. to fulfill more immediate purchase order, discussions are occurring with SpectRx to manufacture the BDS in Asia. SpectRx has CE Mark certification and will work with the Company to expeditiously secure CE Mark certification from the Company's new facilities in King of Prussia and/or from SpectRx's facilities in Atlanta. SpectRx also has substantial experience before the U.S. FDA and will work with the Company to reinitiate its efforts before the U.S. FDA. From his time at the Company, Dr. Faupel also has extensive knowledge about the screening application for the BDS and will work with the Company to further develop the BDS device, sensors, and sensor configurations for screening purposes. SpectRx will also work with the Company and MKG to conduct clinical trials, including joint U.S.-Asia trials, which may help the Company's efforts before the U.S. FDA and which relate to the application of the BDS for screening and cancers other than breast cancer. In turn, using its significant relationships in Asia, MKG and the Company will help market and distribute SpectRx's cervical cancer technology in Asia. MKG have subsequently entered into an arrangement with SpectRx and its affiliates to manufacture the BDS. Under this arrangement, MKG will become the exclusive distributor of SpectRx's cervical cancer detection technology for Asia.

In 2007, the Company has met with and is working with a leading sensor manufacturer to manufacture the necessary quantities of BDS sensors. The manufacturer produced the sensors for the Company's Singapore and Filipino orders and for demonstrations in China and Manila. The manufacturer and its affiliates has manufacturing facilities in the U.S., Eastern Europe, China, and India. In fall of 2007, the Company visited the manufacturer's facilities in Shanghai. The Company has also discussed with the manufacturer about further developing the sensor for screening purposes.

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

LIQUIDITY AND CAPITAL RESOURCES

Since the MKG Acquisition on March 30, 2006 we have financed our operations primarily with loans or advanced made by MKG. During the six months ended June 30, 2007, the Company continued to focus on the transition to new management and facilities and on efforts to penetrate significant foreign markets in Asia including China, the Philippines, and Singapore.

At June 30, 2007 we had a working capital deficiency of $7,002,461.

Our total assets were $9,216 at June 30, 2007. Our cash and cash equivalents were $216 at June 30, 2007. For the six months ended June 30, 2007 there was a decrease in cash and cash equivalents of $2,145, from $2,361 as of December 31, 2006. There were no accounts receivable at June 30, 2007 and 2006.

Operating Activities

At June 30, 2007, we had no value on the balance sheet for the inventory as a full provision has been recorded for all the items in our inventory. Property and equipment is now fully depreciated.

During the first six months of fiscal year 2007, we had a net loss of $314,115, compared to $158,351 for the first six months of the fiscal year 2006, an increase of $155,764. During the first six months of fiscal year 2007, our net cash used in operating activities was $133,854, compared to $206,907 for the first six months of the fiscal year 2006, a decrease of $73,053.

There was no accounts receivable at the six months ended June 30, 2007 and 2006. For the first six months of fiscal year 2007, we had an increase due to affiliates of $127,076, compared to $0 for the first six months of fiscal year 2006. For the first six months of fiscal year 2007, we had an increase in accounts payable and accrued liabilities of $246,836, compared to a decrease of $151,297 for the first six months of fiscal year 2006.


During the six months ended June 30, 2007, we made adjustments to reconcile net loss used in operating activities for depreciation in the amount of $469, compared to $1,014 for the six months ended June 30, 2006, a decrease of $545.


Investing Activities

There were no investing activities ended for the six months ended June 30, 2007 and 2006.

Financing Activities

During the six months ended June 30, 2007, we had net cash provided by financing activities of $131,709, compared to $207,989 for the six months ended June 30, 2006. During the six months ended June 30, 2007, we had proceeds from issuance of notes payable of $224,395, compared to $90,367 for the six months ended June 30, 2006. During the six months ended June 30, 2007 we had a reduction in advances from stockholder and related parties of $92,686, compared to $1,612,106 for the six months ended June 30, 2006. During the six months ended June 30, 2007 there were no issuance of common stock, compared to $1,729,728 in proceeds received from stock sales during the six months ended June 30, 2006.

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

RESULTS OF OPERATIONS

Comparison of the three month period ended June 30, 2007 with the three month period ended June 30, 2006

We had no sales for the three month period ended June 30, 2007 and 2006. We had cost of sales of $5,303 and $0 for the three month period ended June 30, 2007 and 2006, respectively. A full provision has been recorded in prior periods for inventory which impacts cost of sales for 2007. In 2006 we did not sell any products and did not incur any cost of sales.

The total operating expenses for the three months ended June 30, 2007 and 2006 were $177,302 and $36,420 respectively, representing an increase of $140,882 or 387%. The increase period over period is due to costs associated with moving the Company's inventory, equipment, and financial, regulatory, and technical records to its new King of Prussia office and with efforts to penetrate foreign markets. All of the operating expenses for the period were related to selling, general and administrative expenses. There were no research and development expenses or impairment to intangible assets in the three month period ended June 30, 2007 and 2006.

Net interest expense for the three month period ended June 30, 2007 and 2006 was $131,510 and $121,931, representing an increase of $9,579 or 7.86%. The increase is a direct result of a rise in debt period over period.

There was no amortization of shares issued to lenders and other finance costs for the three month period ended June 30, 2007 and 2006.

As a result of the foregoing, we incurred a net loss of $314,115 for the three month period ended June 30, 2007, compared to $158,351 for the three month period ended June 30, 2007, an increase of $155,764.

Comparison of the six month period ended June 30, 2007 with the six month period ended June 30, 2006

We had sales of $24,950 and $0 for the six month period ended June 30, 2007 and 2006, respectively. We had cost of sales of $8,435 and $0 for the six month period ended June 30, 2007 and 2006, respectively. A full provision has been recorded in prior periods for inventory which impacts cost of sales for 2007. In 2006 we did not sell any products and did not incur any cost of sales.

The total operating expenses for the six months ended June 30, 2007 and 2006 were $260,965 and $155,826 respectively, representing an increase of $105,139 or 68%. The increase period over period is due to costs associated with moving the Company's inventory, equipment, and financial, regulatory, and technical records to its new King of Prussia office and with efforts to penetrate foreign markets. All of the operating expenses for the period were related to selling, general and administrative expenses. There were no research and development expenses or impairment to intangible assets in the six month period ended June 30, 2007 and 2006.

Net interest expense for the six month period ended June 30, 2007 and 2006 was $263,019 and $299,670, representing a decrease of $36,651 or 12%. The decrease is a direct result of a significant reduction in debt at the end of March, 2007 that impacted period over period.

There was no amortization of shares issued to lenders and other finance costs for the six month period ended June 30, 2007 and 2006.

As a result of the foregoing, we incurred a net loss of $507,469 for the six month period ended June 30, 2007, compared to $455,474 for the six month period ended June 30, 2007, an increase of $51,995, or 12%.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our securities holders during the fiscal quarter ended June 30, 2007. ITEM 5. OTHER INFORMATION Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

Exhibit (31) Rule 13a-14(a)/15d-14(a) Certification by Michael J. Antonoplos and Joseph Repko.

Exhibit (32)  Section 1350  Certification  by Michael J.  Antonoplos  and Joseph
Repko.

B. Reports on Form 8-K

Form 8-K filed July 19, 2007 (pertaining to new directors and officers and new office) available on the U.S. SEC website, www.sec.gov at:
http://www.sec.gov/Archives/edgar/data/1007018/000112178107000218/0001121781-07-
000218-index.htm

Form 8-K filed July 31, 2007 (pertaining to master license agreement) available on the U.S. SEC website, www.sec.gov at:
http://www.sec.gov/Archives/edgar/data/1007018/000112178107000222/
0001121781-07-000222-index.htm

C.       Press Releases

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

Date: November 19, 2007           By: /s/ Michael J. Antonoplos
                                          ----------------------------
                                          Michael J. Antonoplos
                                          (Chief Executive Officer)

Date: November 19, 2007           By: /s/ Joseph Repko
                                         -----------------------------
                                         Joseph Repko
                                         (Chief Financial Officer)