Form 10QSB
period 2007-09-30
BIOFIELD CORP \DE\
filed 2007-11-19
CIK 1007018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

(215) 972-1717
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Registrant has been delinquent in its Form 10-QSBs for fiscal quarters ended March 31, 2007 and June 30, 2007.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

AS OF NOVEMBER 19, 2007, THERE WERE  43,142,936 SHARES OF COMMON STOCK ISSUED, 9,994,550 SHARES OF COMMON STOCK ISSUABLE, AND 12,300,000 SHARES OF SERIES A PREFERRED  SHARES ISSUABLE.

Transitional Small Business Disclosure Form Yes [ ] No [X]

FINANCIAL INFORMATION

Item 1.

Financial Statements

BIOFIELD CORP. (A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2007	2006
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$ 41	$ 2,361
Accounts receivable	84,440	-
Other current assets	9,000	8,234
Total current assets	93,481	10,595

PROPERTY AND EQUIPMENT - Net	-	469
TOTAL	$ 93,481	$ 11,064

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 1,437,511	$ 1,352,641
Accrued interest	635,494	438,529
Accrued expenses	307,286	253,786
Due to affiliate	528,762	337,921
Advances from stockholder	2,113,551	1,966,094
Short-term notes payable	2,207,191	2,157,085

Total current liabilities	7,229,795	6,506,056

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value; authorized 12,300,000
preferred shares; 12,300,000 preferred shares, Series
A, issuable at September 30, 2007 and December 31,
2006, respectively	12,300	12,300
Common stock, $.001 par value; authorized
60,000,000, shares; 43,142,936 shares issued and
9,994,550 shares issuable at September 30, 2007 and
December 31, 2006, respectively	53,138	53,138
Treasury stock; 2,306,131 shares	(3,100)	(3,100)
Stock subscriptions	3,849	3,849
Additional paid-in capital	66,263,340	66,263,340
Accumulated deficit during development stage	(73,465,841)	(72,824,519)
Total stockholders’ deficit	(7,136,314)	(6,494,992)
TOTAL	$ 93,481	$ 11,064

See notes to condensed financial statements.

BIOFIELD CORP. ( A DEVILOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

					Period October 16,
					1987 (Date of
	Three Months Ended		Nine Months Ended		Inception) Through
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007

REVENUE	$ 84,440	$ -	$ 109,390	$ -	$ 244,522
COST OF SALES
Cost of goods sold	1,231	-	9,667	-	85,111
Loss on write down of inventory	-	-	-	-	693,500
GROSS PROFIT (LOSS)	83,209	-	99,723	-	(534,089)

OPERATING EXPENSES:
Research and development	-	-	-	-	40,481,889
Selling, general, and administrative	85,553	8,054	346,517	163,880	31,636,841
Impairment of intangible assets	-	-	-	-	194,268
Gain on disposition of fixed assets	-	-	-	-	(8,084)
Total operating expenses	85,553	8,054	346,517	163,880	72,304,914

OTHER INCOME (EXPENSE):
Interest income	-	-	-	-	2,476,720
Interest expense and other finance costs:
Interest expense	(131,509)	(125,531)	(394,528)	(425,201)	(2,893,153)
Amortization of shares issued to
lenders and other finance costs	-	-	-	-	(405,523)
Royalty income and other	-	-	-	22	214,867
Net (expense) other income	(131,509)	(125,531)	(394,528)	(425,179)	(607,089)
LOSS BEFORE INCOME TAXES	(133,854)	(133,585)	(641,323)	(589,059)	(73,446,092)
PROVISION FOR INCOME TAXES	-	-	-	-	(19,749)
NET LOSS	$ (133,853)	$ (133,585)	$ (641,322)	$ (589,059)	$ (73,465,841)

NET LOSS PER SHARE:
Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

WEIGHTED-AVERAGE SHARES
Basic and Diluted	53,137,486	53,137,486	53,137,486	48,140,211

See notes to condensed financial statements.

BIOFIELD CORP. ( A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Period October 16,
			1987 (Date of
	Nine months ended		Inception) Through
	September 30,		September 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (641,322)	$ (589,059)	$ (73,465,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	469	1,521	2,761,675
Amortization of premiums on short-term investments	-	-	156,692
Amortization of deferred financing costs	-	-	2,129,643
Loss on disposal of property and equipment	-	-	194,102
Loss on license and settlement agreements	-	-	49,026
Loss on abandonment of patent applications	-	-	303,234
Loss on inventory write-down	-	-	693,500
Impairment of intangible assets	-	-	194,268
Vendor settlements	-	-	(77,257)
Noncash compensation	-	25,000	3,533,451
Gain from disposition of fixed assets	-	-	(159,473)
Interest paid in common stock	-	25,244	575,260
Commisions and discounts on sale of common stock	-	-	96,919
Loan repayment default payable in shares of common stock	-	-	350,000
Consultancy fees paid in options	-	47,512	242,762
Changes in assets and liabilities:
Accounts receivable	(84,440)	-	(84,440)
Inventories	-	-	(693,500)
Prepaids	(766)	(1,500)	(141,582)
Due to affiliate	190,841	-	528,762
Accounts payable and accrued expenses	335,335	222,984	2,437,374
Net cash used in operating activities	(199,883)	(268,298)	(60,375,424)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	-	-	(2,610,691)
Costs incurred for patents and patent applications	-	-	(782,527)
Proceeds from sale of property and equipment	-	-	294,748
Purchases of short-term investments	-	-	(26,476,638)
Proceeds from sale and maturity of short-term investments	-	-	26,406,378
Net cash used in investing activities	-	-	(3,168,730)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capitalized lease obligations	-	-	(82,234)
Proceeds from issuance of preferred stock - net	-	-	22,341,892
Proceeds from issuance of common stock and common stock warrants - net	-	1,729,728	35,203,258
Proceeds from exercise of common stock options and common stock warrants	-	-	298,546
Proceeds from issuance of notes payable	241,097	105,551	1,730,097
Notes financing costs	-	-	262,077
Advances from stockholder and related party	(43,534)	(1,567,413)	3,233,352

Repayments of advances from stockholder	-	-	(1,874,728)
Repurchases of common stock held in treasury	-	-	(3,100)
Proceeds from notes payable issued to stockholder and related party	-	-	2,546,533
Net cash provided by financing activities	197,563	267,866	63,655,693
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,320)	(432)	111,539
EFFECT OF EXCHANGE RATE CHANGES	-	-	(111,497)
BEGINNING OF PERIOD	2,361	2,794	-
END OF PERIOD	$ 41	$ 2,362	$ 41

Supplementary disclosure of cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

See notes to condensed financial statements

BIOFIELD CORP.

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

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2007 and the related operating results and cash flows for the interim periods presented have been made. The results of operations of such interim periods are not necessarily indicative of the results of the full year.  This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. There have been no changes in significant accounting policies since December 31, 2006.

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

NOTE 4 - SUBSEQUENT EVENTS

MKG Initiatives in Foreign Markets

Since September 30, 2007 MKG continued to meet with significant government, healthcare, distribution, and manufacturing contacts to distribute, manufacture, and develop the BDS in foreign markets.

The Philippines

Since September 30, 2007, MKG has had repeated meetings with, and have conducted demonstrations for, significant government, church, healthcare, and distribution representatives in the Philippines.  In October 2007, MKG formed a joint venture with Eastern Petroleum Corporation, one of the leading businesses and petroleum companies in the Philippines.  The joint venture is called the MacKay Eastern Medical Group and will bear the exclusive responsibility and expense to distribute, market, gain regulatory approval for, and further develop the BDS and related technologies in the Philippines, Indonesia, and Malaysia.  Pursuant to a purchase order in September 2007, an initial order of 10 devices and several cases of sensors was delivered to the joint venture in October 2007.  On October 24, 2007 the joint venture presented the BDS at a major breast cancer detection symposium in Manila attended by approximately 200 guests, including representatives from 100 of the top hospitals and medical institutions in the Philippines and government and industry representatives from the Philippines, China, and India.  The symposium generated significant interest from medical organizations throughout the Philippines, many of them are discussing possible purchase orders.  The Symposium further generated significant interest from leading organizations in China and India and discussions are taking place about distribution and manufacturing in China and India.

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

Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report are forward-looking   statements that involve risks and   uncertainties.  These statements relate to future events or our future financial performance.  In some cases,  forward-looking  statements  can be  identified by  terminology  such as "may", "will", "should",  "expect",  "anticipate",  "intend", "plan", "believe", "estimate",  "potential",  or  "continue",  the negative of these terms or other comparable  terminology.  These statements involve a number of risks and uncertainties.  Actual  events  or  results  may  differ  materially  from  any forward-looking  statement  as a result  of  various  factors,  including  those described above and in the Company’s last Form 10-KSB for 2005 under "Risk Factors", available online at http://www.sec.gov/Archives/edgar/data/1007018/000112178106000104/biofield10ksb123105r.txt.  We have no obligation to release publicly the result of any revisions to any of our "forward-looking statements" to reflect events or circumstances that occur after the date of this Report or to reflect the occurrence of other unanticipated events.

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

In October 2007 the Company and MKG entered into a collaboration agreement with SpectRx, Inc.   The chief executive officer of SpectRx, Dr. Mark Faupel, was one of the original inventors of the BDS and has developed similar non-invasive cervical cancer technology. Dr. Faupel and fellow SpectRx board member and international healthcare policy expert, Dr. Ronald Hart, helped presented the BDS at the October 24, 2007 Manila Breast Cancer Detection Symposium. SpectRx has certified manufacturing facilities in the U.S. and will help the Company manufacture the new prototype of the BDS for potential purchase orders from Asia and elsewhere.  Upon reestablishing manufacturing from the U.S. to fulfill more immediate purchase orders, discussions are occurring with SpectRx to manufacture the BDS in Asia. SpectRx has CE Mark certification and will work with the Company to expeditiously secure CE Mark certification from the Company’s new facilities in King of Prussia and/or from SpectRx’s facilities in Atlanta.  SpectRx also has substantial experience before the U.S. FDA and will work with the Company to reinitiate its efforts before the U.S. FDA.  From his time at the Company, Dr. Faupel also has extensive knowledge about the screening application for the BDS and will work with the Company to further develop the BDS device, sensors, and sensor configurations for screening purposes. SpectRx will also work with the Company and MKG to conduct clinical trials, including joint U.S.-Asia trials, which may help the Company’s efforts before the U.S. FDA and which relate to the application of the BDS for screening and cancers other than breast cancer.  In turn, using its significant relationships in Asia, MKG and the Company will help market and distribute SpectRx’s cervical cancer technology in Asia.  MKG have subsequently entered into an arrangement with SpectRx and its affiliates to manufacture the BDS.  Under this arrangement, MKG will become the exclusive distributor of SpectRx’s cervical cancer detection technology for Asia.

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

LIQUIDITY AND CAPITAL RESOURCES

Since the MKG Acquisition on March 30, 2006 we have financed our operations primarily with loans or advanced made by MKG.  During the nine months ended September 30, 2007, the Company continued to focus on the transition to new management and facilities and on efforts to penetrate significant foreign markets in Asia including China, the Philippines, and Singapore.

At September 30, 2007 we had a working capital deficiency of $7,136,314.

Our total assets were $93,481 at September 30, 2007. Our cash and cash equivalents were $41 at September 30, 2007.  For the nine months ended September 30, 2007 there was a decrease in cash and cash equivalents of $2,320, from $2,361 as of December 31, 2006. Accounts receivable was $84,440 at September 30, 2007.

Operating Activities

At September 30, 2007, we had no value on the balance sheet for the inventory as a full provision has been recorded for all the items in our inventory. Property and equipment is now fully depreciated.

During the first nine months of fiscal year 2007, we had a net loss of $641,322, compared to $589,059 for the first nine months of the fiscal year 2006, an increase of $52,263.   During the first nine months of fiscal year 2007, our net cash used in operating activities was $199,883, compared to $268,299 for the first nine months of the fiscal year 2006, a decrease of $68,416.

For the first nine months of fiscal year 2007, we had an increase in accounts receivables of $84,440, compared to $0 for the first nine months of fiscal year 2006.  For the first nine months of fiscal year 2007, we had an increase due to affiliates of $190,841, compared to $0 for the first nine months of fiscal year 2006.  For the first nine months of fiscal year 2007, we had an increase in accounts payable and accrued liabilities of $335,335, compared to $222,983 for the first nine months of fiscal year 2006.

During the nine months ended September 30, 2007, we made adjustments to reconcile net loss used in operating activities for depreciation in the amount of $469, compared to $1,521 for the nine months ended September 30, 2006, a decrease of $1,052.

Investing Activities

There were no investing activities ended for the nine months ended September 30, 2007 and 2006.

Financing Activities

During the nine months ended September 30, 2007, we had net cash provided by financing activities of $197,563, compared to $267,866 for the nine months ended September 30, 2006.  During the nine months ended September 30, 2007, we had proceeds from issuance of notes payable of $241,097, compared to $105,551 for the nine months ended September 30, 2006.  During the nine months ended September 30, 2007 we had a reduction in advances from stockholder and related parties of $43,534, compared to $1,567,413 for the nine months ended September 30, 2006.   During the nine months ended September 30, 2007 there were no issuance of common stock, compared to $1,729,728 in proceeds received from stock sales during the nine months ended September 30, 2006.

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

RESULTS OF OPERATIONS

Comparison of the three month period ended September 30, 2007 with the three month period ended September 30, 2006

We had sales of $84,440 and $0 for the three month period ended September 30, 2007 and 2006, respectively.  We had cost of sales of $1,231 and $0 for the three month period ended September 30, 2007 and 2006, respectively.  A full provision has been recorded in prior periods for inventory which impacts cost of sales for 2007.  In 2006 we did not sell any products and did not incur any cost of sales.

The total operating expenses for the three months ended September 30, 2007 and 2006 were $85,553 and $8,054 respectively, representing an increase of $77,499 or 962%.  The increase period over period is due to expenses associated with relocating the Company’s financial, technical, and regulatory records, inventory, and equipment to its new King of Prussia office and with efforts to penetrate markets in China, the Philippines, Indonesia, India, and Mexico.   All of the operating expenses for the period were related to selling, general and administrative expenses. There were no research and development expenses or impairment to intangible assets in the three month period ended September 30, 2007 and 2006.

Net interest expense for the three month period ended September 30, 2007 and 2006 was $131,509 and $125,531, representing an increase of $5,978 or 5%.  The increase is a direct result of an increase of debt period over period.  The three month period ended September 30, 2006 was a relatively dormant period, compared to the activities undertaken by the Company during the three month period ended September 30, 2007 in relocating its facilities and penetrating foreign markets

There was no amortization of shares issued to lenders and other finance costs for the three month period ended September 30, 2007 and 2006.

As a result of the foregoing, we incurred a net loss of $133,853 for the three month period ended September 30, 2007, compared to $133,585 for the three month period ended September 30, 2007, an increase of $268.

Comparison of the nine month period ended September 30, 2007 with the nine month period ended September 30, 2006

We had sales of $109,390 and $0 for the nine month period ended September 30, 2007 and 2006, respectively.  We had cost of sales of $9,667 and $0 for the nine month period ended September 30, 2007 and 2006, respectively.  A full provision has been recorded in prior periods for inventory which impacts cost of sales for 2007. In 2006 we did not sell any products and did not incur any cost of sales.

The total operating expenses for the nine months ended September 30, 2007 and 2006 were $346,517 and $163,880 respectively, representing an increase of $182,637 or 112%.  The increase period over period is due to the costs which the Company incurred in moving its offices, inventory, technical and financial records, and equipment and in penetrating markets in Asia.  All of the operating expenses for the period were related to selling, general and administrative expenses. There were no research and development expenses or impairment to intangible assets in the nine month period ended September 30, 2007 and 2006.

Net interest expense for the nine month period ended September 30, 2007 and 2006 was $394,528 and $425,201, representing a decrease of $30,673 or 7%.  The decrease is a direct result of decrease in debt period over period.  In the nine month period ended September 30, 2007, the Company was funded by advances from MacKay Group Limited.

There was no amortization of shares issued to lenders and other finance costs for the nine month period ended September 30, 2007 and 2006.

As a result of the foregoing, we incurred a net loss of $641,322 for the nine month period ended September 30, 2007, compared to $589,059 for the nine month period ended September 30, 2007, an increase of $52,263, or 9%.

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

Press Releases

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