Form 10KSB
period 2007-12-31
BIOFIELD CORP \DE\
filed 2008-04-15
CIK 1007018

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-27848

BIOFIELD CORP.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdictionof incorporation or organization)	13-3703450 (I.R.S. Employer Identification No.)

King of Prussia Business Center, Suite C,

1019 West Ninth Avenue

King of Prussia, PA          19406

(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  215-972-1717

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Check whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes        No   X

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   X      No ___.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [  X  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes     No   X

State issuer's revenues for its most recent fiscal year:  $ 109,390.

State the aggregate  market value of the voting and  non-voting  common equity held by  non-affiliates  computed by  reference to the price at which the common  equity  was sold,  or the  average  bid and asked  price of such  common equity, as of a specified date within the past 60 days:

Approximately $6,783,195 based on the closing sale price ($0.125) on

April 11, 2008, as reported by the Pink Sheet Electronic OTC Markets.

i

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest  practicable date:  As of April 11, 2008,54,265,561 shares of Common Stock and 12,300,000 shares of Preferred Stock, all of which were Series A Preferred Shares.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format (check one) Yes __ No X

ii

iii

PART I

ITEM 1.           BUSINESS

Biofield Corp. is a development-stage medical technology company which has developed an advanced medical device and associated diagnostic system (the Biofield Diagnostic System or “BDS”) to assist in detecting breast cancer.

Based on clinical trial results to date involving over 3,000 patients, the BDS has demonstrated the following benefits:

•

It is noninvasive;

•

It is radiation-free;

•

It is compression-free;

•

It produces objective results within 20 minutes without the need for interpretation by a radiologist;

•

The device is portable and can be transported via mobile van units;

•

The BDS test can be performed in a physician’s office or other similar location by a medical technician with a few days training;

•

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

•

The estimated cost of the BDS is expected to be significantly less than the cost of purchasing, installing, operating and interpreting the results from diagnostic x-ray mammography or other diagnostic imaging equipment.

A final complete product, the current version of the BDS first received CE mark Certification in 2000 while the Company’s facilities were based in Alpharetta, Georgia.  CE mark certification is administered by the European regulatory authorities and permits medical device companies to market the device in European Union member countries.  The Company relocated to King of Prussia, Pennsylvania in June 2007 and is working on the steps needed for CE mark certification.  The Company is considering other facilities which have already secured CE mark certification.

On March 30, 2006, MacKay Group Limited (“MKG”) took over control of the Company and its management, operations, and controlling interest.  Prior management was focused on securing approval of the BDS from the U.S. Food and Drug Administration (“U.S. FDA”) to distribute in the U.S.; their efforts, however, were not successful and the Company under prior management generated little or no sales and incurred significant losses. Under MKG, the Company has proceeded to penetrate foreign markets with significant populations of women, where MKG has significant industry and government relationships, where the need for the BDS appears compelling, and where the regulatory hurdles are not as burdensome.  Included among the foreign markets are China (including Hong Kong and Macau), India, the Philippines, Indonesia, Malaysia, and other parts of Asia, Mexico, Latin America, the Caribbean, Africa, Europe, and the Middle East.  Under MKG, the Company is continuing its efforts and is currently working with regulatory, clinical, legal, and other experts, to secure U.S. FDA approval. The Company believes that the government and industry relationships, the possible significant clinical data and research and development (including as it may pertain to screening and other cancers), and revenues it secures abroad will facilitate its efforts to secure U.S. FDA approval.

In May 2007, the Company moved its facilities, inventory and operations from Alpharetta, Georgia to King of Prussia, Pennsylvania and transferred and reorganized voluminous amounts of clinical and technological data and financial records.  With the transfer of vital financial and regulatory records, the

Company diligently proceeded to bring all of its Securities and Exchange (“SEC”) filings current.  During the transition, MKG successfully reduced approximately $2 million of the Company’s debt by converting it to stock, and continues to work towards further debt reduction.  Also, during 2007, the Company focused on several foreign market initiatives which are discussed in further detail in Item 6.

Most of 2006 was consumed in connection with the series of transactions which resulted in MKG’s taking over the Company, the transition to new management and facilities, and MKG’s reduction of $2 million of the Company’s debt.  Unless indicated otherwise below, any material events in 2006 related to events, which predated 2006 and the MKG acquisition, and which were reported in detail in the Company’s prior SEC’s filings including its Form 10-KSB for fiscal year ending December 31, 2005 available at:

http://www.sec.gov/Archives/edgar/data/1007018/000112178106000104/biofield10ksb123105r.txt.  The reader is urged to read this document in its entirety.

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

Based on our clinical experience with the BDS for testing women that have symptoms of breast cancer  (often referred to as symptomatic women) and our belief that the electrophysiological characteristics of cancer are similar for both lesions that can be felt in a physical examination  (palpable) and those lesions that cannot be felt in a physical examination  (non-palpable), we believe that our technology should be adaptable for breast cancer screening in women who have not demonstrated any symptoms of breast cancer (often referred to as asymptomatic women).  Based on this belief, current management is working with leading experts, institutions, and/or agencies in China and other parts of Asia and the U.S. on the development, including the possibility of joint U.S.-Asian clinical trials, of a prototype design of an enhanced version of our device, which may be of use as a screening system.  The enhanced version of our device would contain additional data channels to allow for more sensors to surround the breast or other area where a lesion is present and an algorithm to better analyze the data received.  Current management is also working on developing new sensors and sensor configuration for the proposed screening device.

We believe that the need exists for products to provide early and accurate detection of types of epithelial cancers other than breast cancer.  Our previous preclinical research had been designed to obtain additional scientific knowledge of the fundamentals underlying our core technology and to identify new applications based on our technology for the detection of other cancers, including cancer of the ovaries, skin, prostate and colon.  Current management is proceeding to work with leading experts, institutions, and/or agencies in China and other parts of Asia and the U.S. on the development, including joint clinical trials, of the BDS for cancers other than breast cancer.

For more information, see the Company’s prior SEC filings, published studies, and website, including the more detailed discussion on the BDS and its history, development, clinical trials, and limitations in the Company’s Form 10-KSB for FY 2005 available at http://www.sec.gov/Archives/edgar/data/ 1007018/000112178106000104/biofield10ksb123105r.txt. The reader is urged to read this document in its entirety.

The State of Breast Cancer Globally Today

The description about breast cancer and current detection technologies contained in the Company’s Form 10-KSB for 2005 (available at http://www.sec.gov/Archives/edgar/data/1007018/000112178106000104/ biofield10ksb123105r.txt.) has not changed materially.  The reader is urged to read this document in its entirety. As reported in, among other publications, the October 15, 2007 edition of Time Magazine, breast cancer is the most common and lethal form of cancer for women in the world.  According to the World Health Organization, more than 1.2 million cases are identified worldwide each year, and about 500,000 new and existing patients will die from the disease. In the U.S., breast cancer will be diagnosed in 1 in 8 women.  A woman’s chance of developing breast cancer during her lifetime is about 1 out of 7 or 13.4 percent.  According to studies, the chance that breast cancer will be the cause for a woman’s death is 1 in 33 or three percent.

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

Country	Incidence Rate per 100,000 people[1]	Total Population
China	18.7	1,321,222,000
India	19.1	1,169,016,000

Indonesia	26.1	231,627,000
Mexico	26.4	106,535,000
The Philippines	46.6	88,706,300
Japan	32.7	127,750,000
South Africa	35.0	48,577,000
Malaysia	30.8	27,329,000

1Source: Time Magazine, October 15, 2007, Special Report-Global Breast Cancer, A Disease Breaks Free, pp. 38-39, available at http://www.time.com/time/2007/breast_cancer/ (citing International Agency for Research on Cancer, Danish Cancer Society, National Cancer Institute, and other sources).

Under MKG and its strategic relationships overseas, the Company has refocused its energies towards penetrating the markets in the above countries, among others, while bringing on the personnel and other resources to reinitiate efforts before the U.S. FDA.  The populations of China, India, Indonesia, Mexico, the Philippines, and Malaysia account for over one-half of the world’s total population.

However, as the reach of the disease is expanding, the reach of detection and treatment is not.  For a women battling breast cancer in the industrialized West, new diagnosis and treatment options are more available, accessible, and affordable.  This is not so elsewhere.  In the U.S., an estimated $8.1 billion is spent to diagnose and treat breast cancer each year, and the ubiquity of mammography machines, clinics and specialists show what that money can buy.  Other parts of the world are not as fortunate.

Sources suggest several factors why women outside the U.S. and Western Europe are not benefiting from early detection.  Some women in other parts of the world just do not know much about breast cancer, much less options such as mammography.  If they know, there are cultural perceptions about motherhood or femininity in certain parts of the world, which discourage women to seek medical help.  The specter of surgical biopsies or other invasive or painful modalities and the likelihood of false positives are other factors which may discourage women from seeking medical help. Of course, money is a problem as is availability and accessibility to facilities with mammography or other detection modalities.  Mammography and other current detection modalities are expensive to purchase, operate, and interpret.  In certain instances, they require specialized facilities and personnel.  In many areas, mammograms are limited to major medical centers, many of which are simply not available or accessible to women outside the United States and Western Europe.  Whatever the factors, the unfortunate consequence is that the percentage of cancers caught at an early stage in certain countries overseas is too low.  Thus, early awareness and detection are even more compelling in areas of the world outside North America and Western Europe.  The Company under MKG is working with government representatives in China, the Philippines, and elsewhere on broad-based early awareness and detection initiatives and campaigns.

Recent studies have also raised concerns about the effectiveness in certain circumstances of mammography, which ever since the 1980s has long been considered the gold standard for detecting breast tumors. A 2007 study in the New England Journal of Medicine (NEJM) concluded that a highly promoted and widely used computerized system for examining mammograms is leading to less accuracy, not more.  According to the study, this type of mammography not only failed to detect more cancers, it led to more false alarms that resulted in additional testing and biopsies for spots on mammograms that turned out to be harmless.  See April 5, 2007 New York Times article, “Study to Detect Breast Cancer,” available at http://www.nytimes.com/2007/04/05/health/05breast.html?r=1&n=Top/Reference/ Times%20Topics/Organizations/N/New%20England%20Journal%20of%20Medicine&oref=slogin.  The NEJM study sparked heated debates about options in addition to mammography.  Much of the debate centered about magnetic resonance imaging (MRI).  While MRIs can produce a more detailed picture of breast tissue, they are expensive and tend to produce more false positives than mammograms. The New York Times article reported that MRIs would cost healthcare insurers and providers an additional $1 billion per year.

For more information, see the Company’s prior SEC filings, published studies, and website, including the more detailed discussion on breast cancer and current detection modalities in the Company’s Form 10-KSB for FY 2005 available at http://www.sec.gov/Archives/edgar/data/ 1007018/ 000112178106000104/biofield10ksb123105r.txt.  The reader is urged to read this document in its entirety.

Company History

In May 2007, the Company moved its facilities, inventory and operations from Alpharetta, Georgia to King of Prussia, Pennsylvania and transferred and reorganized voluminous amounts of clinical and technological data and financial records.  With the transfer of vital financial and regulatory records, the Company diligently proceeded to bring all of its Securities and Exchange (“SEC”) filings current.  During the transition, MKG successfully reduced approximately $2 million of the Company’s debt by converting it to stock, and continues to work towards further debt reduction.  Also, during 2007, the Company focused on several foreign market initiatives which are discussed in further detail in Item 6.

Most of 2006 was consumed in connection with the series of transactions which resulted in MKG’s taking over the Company, the transition to new management and facilities, and MKG’s reduction of $2 million of the Company’s debt.  Other than the MKG Acquisition, the transition to new management and facilities, and MKG’s reduction of $2 million of the Company’s debt, material events in 2006 primarily related to events which predated 2006 and the MKG acquisition, and which were reported in detail in the Company’s prior SEC’s filings including its Form 10-KSB for fiscal year ending December 31, 2005 available at: http://www.sec.gov/Archives/edgar/data/1007018/000112178106000104/biofield10ksb 123105r.txt.  The reader is urged to read this document in its entirety.

The March 30, 2006 MKG Acquisition

On March 30, 2006, MKG took control of the Company’s management and operations as a result of a series of agreements detailed in and attached to the Company’s April 6, 2006 Form 8-K, available online at http://www.sec.gov/Archives/edgar/data/1007018/000112178106000066/biofield8k4606t.htm.  The reader is urged to read this document in its entirety.  The explicit objective of the agreements was to give MKG control of the Company’s management, board, operations, and 51% of the Company’s common shares on a fully diluted basis, to allow MKG to penetrate significant foreign markets.  The change of control was effectuated by way of, among other things, stock acquisitions, debt conversion, and board changes. All of the agreements were reviewed and approved by the Company’s then board and by the Company’s then securities counsel.  As of the MKG Acquisition, all of the Company’s prior royalty, distribution, employment, research and development, and consulting agreements had been or were terminated.

MKG acquired all of the Company’s common shares owned by the Company’s former chairman and chief executive officer, Dr. David Long and his family and affiliates, pursuant to a Stock Acquisition and Voting Agreement between MKG and Dr. David Long, Mrs. Donna Long, Dr. Raymond Long, the Long Family Trust, and the Long Family Partners II, LP (the “Long Agreement”) and a Stock Acquisition Agreement between MKG and the David and Donna Long Family Foundation (the “Long Foundation Agreement”).  In total, MKG acquired approximately 17.49% of all common shares of the Company on a fully diluted basis or approximately 20.6% of all outstanding shares of common stock of the Company issued as of December 31, 2005.  As reported in the Form 3/A filed January 22, 2008, 5,898,495 of those shares acquired by MKG were subsequently assigned to James MacKay as MKG’s designee in accordance with the Long Agreement and Long Foundation Agreement.

In accordance with the stock acquisition agreements and the Company’s prior board’s approval thereof, board members, John Stephens and Dr. Raymond Long, resigned and were replaced by James MacKay

and Michael Yom.   MacKay became chairman and Yom president.  Dr. David Long remained a board member until his death in April 2006.  His board seat was subsequently filled by Michael Antonoplos, the Company’s current chief executive officer, chief accounting officer and secretary.  In 2007, Yom’s title transitioned from president to chief operating officer.  In January 2008, Yom resigned as chief operating officer.

Under the Long Agreement, MKG agreed to take control of the Company’s management and operations, fund the Company, help restructure the Company’s debt, and use its government and industry contacts and relationships in Asia, Europe, and elsewhere to distribute, manufacture, and develop the BDS in foreign markets.

Under the Long Agreement, MKG agreed to give the Longs a royalty equal to 1% of the Company’s net sales worldwide for three years commencing as of March 31, 2006.  MKG also entered into a three-year, $60,000 per year consulting agreement with Dr. David Long or his nominee.

The Debt Conversion

The Long Agreement also provided for the reduction of $2 million of the Company’s debt owed to Dr. David Long and his family and affiliates by way of an assignment of this debt to MKG and the subsequent conversion of the debt into stock.  The assignment and debt conversion (including conversion rate) were reviewed and approved by the Company’s prior management, board, and securities counsel.

Under the Long Agreement, the Longs and their affiliates (“LFCG”) assigned approximately $2 million (comprising principal and accrued interest) of the total debt (over $4.3 million) owed them by the Company to MKG.  MKG was entitled to designate which portion of the total LFCG debt to assign.  The assigned debt was to be converted into stock of the Company at $0.05 per share (the “Converted Shares”). Upon conversion, MKG retained a portion of the Converted Shares so that, together with the shares MKG acquired from LFCG and the David and Donna Long Family Foundation, MKG would then hold 51% of all the shares of Common Stock issued and outstanding on a fully-diluted basis.  Any shares remaining of the Converted Shares not retained by MKG was to be transferred to LFCG, provided that LFCG agrees to deliver a proxy with respect to all voting rights associated with those remaining shares.  In addition, pursuant to the Long Agreement, to the extent that any other debt owed to LFCG by the Company is converted into shares of Common Stock, LFCG agreed to transfer 51% of such shares to MKG.

On April 3, 2006 MKG made a demand on the Company to effectuate the debt conversion, designating certain portions of the total LFCG debt.  In accordance with the Long Agreement, the Company’s current board ratified the prior board’s approval of the debt conversion and authorized the conversion as of MKG’s demand of $499,728 of the assigned debt into 9,994,550 common shares and $1,230,000 of the assigned debt into 12,300,000 shares of the Preferred Series A stock of the Company, with such shares to be issued to James MacKay as MKG’s designee.   Mr. MacKay is the principal of MKG and is Chairman of the Board of the Company.  All remaining portions of the assigned debt not converted (e.g., $270,273) were retained by MKG and are entitled to be converted at a later time.

On January 17, 2008, the Corporation issued 9,994,550 shares of common stock and 12,300,000 shares of voting preferred stock of the Corporation to Mr. MacKay to consummate the conversion of the Converted Debt.  Each share of voting preferred stock entitles the holder thereto to two (2) votes.  For more details, see the Company’s Form 8-K filed January 23, 2008 available at http://www.sec.gov/Archives/edgar/ data/1007018/000112178108000030/0001121781-08-000030-index.htm.

As a result of the issuance of common stock and voting preferred stock pursuant to the conversion of Converted Debt, Mr. MacKay became the holder of shares of the Corporation’s capital stock entitling him to approximately 51.96% of all of the votes entitled to be cast by stockholders of the Corporation on a fully-diluted basis (i.e., counting all outstanding options and warrants on an as-exercised basis).  See Form SC 13D filed January 28, 2008, available at http://www.sec.gov/Archives/edgar/data/1007018/

000112178108000037/ 0001121781-08-000037-index.htm, and Form 4 filed January 22, 2008 available at http://www.sec.gov/Archives/edgar/data/1007018/000112178108000020/xslF345X02/ primary_doc.xml

Government Regulation, Manufacturing, Marketing and Sales, Patents and Proprietary Information, Licenses and Other Agreements, Research & Development, Competition, and Employees

Unless indicated otherwise below, there were no material events or developments in 2007 related to government regulation, manufacturing, marketing and sales, patents and proprietary information, licenses and other agreements, research & development, competition, employees, and risk factors from the sections relating to those subjects in the Company prior SEC’s filings including its Form 10-KSB for fiscal year ending December 31, 2006.  The reader is urged to read that document in its entirety.

While the Company, under MKG, has refocused its energies to distributing the BDS in foreign markets, since 2007 it is working with medical, regulatory, legal, and other experts, agencies, and institutions in the U.S. and China to reinitiate efforts before the U.S. FDA. The Company believes that the government and industry relationships, the possible significant clinical data and research and development, and revenues it secures abroad will facilitate its efforts to secure U.S. FDA approval.  The Company is also working with experts on the steps needed for CE mark certification and is considering other facilities which have already secured CE mark certification.

Under prior management, the BDS device and sensors were manufactured in the U.S.  The company which prior management engaged to design the prototype of the BDS device has manufacturing facilities in Ireland. In addition to these options, the Company under MKG s working with technical, manufacturing, and regulatory experts to manufacture the new prototype device and the sensors overseas, including China and Mexico.  The Company is also considering other FDA-certified manufacturing facilities in the U.S., which manufacture similar non-invasive technology.

As of March 30, 2006, the date of the MKG Acquisition, all licensing, royalty, distribution, and employment agreements had been terminated or were terminated.  This was a condition precedent to the MKG Acquisition.  Under the Long Agreement, MKG agreed to give the Longs a royalty equal to 1% of the Company’s net sales worldwide for three years commencing as of March 31, 2006.  MKG also entered into a three-year, $60,000 per year consulting agreement with Dr. David Long or his nominee.

The Company did not memorialize any employment or consulting arrangements into written agreements in 2007 or 2006, except for Michael Antonoplos, the Company’s Interim Chief Executive Officer, Chief Accounting Officer and Secretary, which is discussed in further detail in Item 10.

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

Had the FDA accepted our submission for clearance, we would have been able to commence sales and marketing efforts in the U.S. immediately.  However, on March 4, 2005, we were notified by the U.S.  FDA that it had reviewed our petition for reclassification and concluded that we have not demonstrated that the device meets the criteria under section 513(a)(1) of the Federal Food Drug and Cosmetic act (21 U.S.C.  360c (a) (1)) for classification into class I or II. Therefore the device is automatically classified in class III requiring approval through a pre-market approval.  Consequently, there can be no assurance that we will ever obtain FDA clearance for the BDS. At a minimum, we will likely experience significant additional expense and time in order to obtain clearance for our device from the FDA.

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

We Need to Obtain Financing in Order to Continue Our Operations or We will Cease Operations.

Prior to the March 30, 2006 MKG Acquisition, we virtually had no cash.  From December 2004 to March 30, 2006, we survived on some funding we obtained from issuance of notes, sale of our shares abroad and advances made by Dr. Long and his affiliates.  As of March 30, 2006, the Company owed Dr. Long and his affiliates approximately $4.3 million.  We were unable to repay the $1 million of 12% promissory notes which we issued in a private placement in December 2003 and January and February 2004, when it became due on December 31, 2004. The $329,000 private placement notes and the $50,000 note to our placement agent, both due on May 31, 2005, also remain unpaid.  All the notes will bear interest (until paid) at 1.5% per month after the due dates. Prior to the MKG Acquisition, we had been seeking long-term financing through investment banking channels for over four years, but have not yet been successful in obtaining adequate financing.  We stated in our 2005 Form 10-KSB that unless such resources timely become available, we will be compelled to cease operations.

The situation did not materially change in 2007 nor 2006, as the Company, under MKG, was focused on, among other things, the transition to new management and facilities.  In 2007, the Company worked with several of its major creditors on further debt reduction after reducing the Company’s debt by $2 million in 2006.  In 2007, the Company, under MKG, has begun to make arrangements overseas, including China, India, the Philippines, Indonesia, and Mexico, which should generate significant sales revenues, and which also has generated interest from certain significant investors in the U.S. and abroad.  In 2006, the Company, under MKG, relied on funding in the form of advances by MKG and the issuance of certain notes.  There can be no reasonable assurances that the Company’s funding/ sales efforts will be successful.

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

We Expect to Continue to Incur Significant Operating Losses Which Endangers our Viability as a Going-Concern

Prior to the MKG Acquisition, we had no established source of operating revenue and had incurred net operating losses since our inception.  At December 31, 2005, we had an accumulated deficit of approximately $72 million.  These losses have resulted principally from costs incurred in research and development and clinical trials and from general and administrative costs associated with our operations.  Prior to the MKG Acquisition, we expected operating losses to continue, mainly due to the anticipated expenses associated with the pre-market approval process and proposed commercialization of our device, research and development and marketing activities and administration costs. Our continuing losses have caused our independent accountants to qualify their audit report regarding our use of "going concern" basis of accounting in preparation of our 2006 consolidated financial statements.  The Company, under MKG, is now focused on distributing the BDS overseas based on MKG’s foreign government, industry, and distribution relationships, which MKG believes will not only generate significant revenues and potentially bring in investment, but will also work with MKG and the Company to further develop the BDS, including with respect to clinical trials and research and development. There can be no reasonable assurances, however, that such efforts will be successful.

Our Business May Never Become Profitable

Prior to the MKG Acquisition, our ability to achieve profitability will depend, in substantial part, on our ability to obtain regulatory approvals in the U.S. for our device, and to develop the capacity to successfully manufacture and market our device within a reasonable time.  Prior to the MKG Acquisition, we could not assure you when, or if, we will receive required regulatory approvals to manufacture and market our device.  Accordingly, prior to the MKG Acquisition, the extent of future losses and the time required to achieve profitability, were highly uncertain.  The Company, under MKG, is proceeding to distribute the BDS overseas and is working with government representatives and regulatory, clinical and medical experts in the U.S. and Asia to timely secure the appropriate regulatory approvals for the applicable countries.  There can be no reasonable assurances that such efforts will be successful.

Our Cash Flow Problems Have Caused Us to Be Delinquent in Payments to Vendors and Other Creditors

Since 1998, our lack of financial resources has caused us to delay payment of our obligations as they became due in the ordinary course of our business.  Such delays have damaged some of our vendor and professional relationships, and have caused us to incur additional expenses in the payment of late charges and penalties.  As of December 31, 2007, we had a working capital deficiency of $7.6 million and accounts payable, primarily to service providers and vendors, aggregating approximately $1.4 million, substantially all of which are past due. These amounts have increased since December 31, 2006. At December 31, 2007, we also owed our former employees approximately $117,245, after issuance of 1,000,000 shares of our Common Stock to reduce the debt. While it was consumed for most of 2006 in the transition to new management and facilities, the Company, under MKG, worked to reduce it’s debt with several of the major creditors and in 2007 the accounts payable increased slightly, by approximately $92,000.  There can be no reasonable assurances that its efforts to further resolve debt will be successful.

We Will Require Significant Additional Capital to Continue Operations Which May Not Be Available

Prior to the MKG Acquisition, we expected that we would need significant additional funding to complete all the steps necessary to receive approval from the FDA, for operating expenses and for our marketing program.  Moreover, our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments, including commitments to previous service providers and others which are contingent upon improvement in our cash position and have been extended until some indefinite future time, are substantial and are likely to increase.  Prior to the MKG Acquisition, we did not expect to generate positive cash flow for at least several years, if at all, as revenues, initially, are unlikely to cover funds required for operating expenses, including the expected cost of commercializing our device.  Prior to the MKG Acquisition. we could not assure you that additional financing would be available when needed or, if available,  would be available on acceptable  terms.  Since 2001 to the MKG Acquisition, insufficient funds have prevented us from implementing our business strategy and have required us to delay, scale back or eliminate certain activities.  Since the MKG Acquisition, the Company under MKG has garnered significant interest overseas for the BDS and is proceeding to generate sales overseas and to secure funding here and abroad.  There can be no reasonable assurances that such efforts will be successful.

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

The Company, under MKG, is proceeding to distribute the BDS overseas and has cultivated significant foreign government, medical, distribution, regulatory, and manufacturing relationship, which it believes will help reinitiate its efforts before the U.S. FDA.  Among its foreign initiatives, MKG is working with significant government, medical, distribution and industry entities overseas to market, distribute, and promote the BDS.  The interest generated so far overseas has been significant.  The Company, under MKG, is also working with regulatory, manufacturing, clinical and technical experts in the U.S. and overseas to manufacture the BDS in the U.S., China, and Mexico, among other countries, at comparable manufacturing costs and at the appropriate quality assurance levels.  There can be no reasonable assurances that such efforts will be successful.

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

Our Contract Manufacturers May Be Unable to Produce Commercial Quantities of Our Products

Our current contract manufacturer for our device has not yet completed the redesign of a new version of our device due to our delay in payment for its redesign services and has not yet manufactured our device. We cannot assure you that it will complete its redesign services or be able to manufacture in volume, when, or if, the need may arise. If this situation occurs, our business could be significantly and adversely affected.  Given the interest generated overseas, the Company, under MKG, is considering many options with regard to manufacture, both in the U.S. and overseas, including China, India, and Mexico.  There can be no reasonable assurances that such efforts will be successful.

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

We May Not Be Able to Obtain Government Regulatory Approval to Market and Sell Our Products

Regulation by governmental authorities in the United States will be a significant factor in the manufacture and marketing of our products, as well as our research and development activities.  All of our proposed products will require regulatory approval by governmental agencies before commercialization and our products must undergo rigorous pre-clinical and clinical testing and other pre-market approval procedures prescribed by the FDA. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of medical devices.  The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, will require us to expend substantial resources.  If we fail to obtain or are otherwise substantially delayed in obtaining regulatory approvals, our business and operations could be significantly and adversely affected.  The regulation of medical devices, particularly in Europe, continues to develop and we cannot assure that, as new laws and regulations are adopted, these actions will not have an adverse effect on us.

Our Device Will Be Subject to Continuing Review by the FDA Which Could Impact On Our Ability to Sell It in the Future

Any changes to our device or the manner in which it is used after it is approved will require additional approval by the FDA. Our failure to receive approval of such a change on a timely basis, or at all, would have a significant adverse effect on our business.

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

We Expect to Encounter Difficulty in Hiring Required Personnel and the Loss of any Key Personnel Could Adversely Affect our Operations

As a small medical technology company, we are heavily dependent upon the talents of key personnel.  Due to lack of funding, we were unable to hire permanent employees.  We use services of some of the ex-employees as consultants when we have the cash and if they are available to perform the required services.  Competition for qualified personnel in the medical device and biotechnology industries is intense and we do not know if we will be successful in our recruitment efforts.  If we are unable to attract, and then retain, qualified personnel, our operations will be significantly adversely affected.  Given the interest MKG has generated overseas, the Company, under MKG, is working with experts in the U.S. and overseas on distributing, manufacturing and further developing the BDS (clinically and technically).  There can be no reasonable assurances that such efforts will be successful.

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

Product Liability Claims in Excess of the Amount of Our Insurance Could Significantly Affect Our Financial Condition

Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing and marketing of cancer detection products. Significant litigation, none of which has involved us, has occurred in the past based on allegations of false negative diagnoses of cancer.  While our device does not purport to diagnose any patient, we cannot assure you that we will not be subjected to future claims and potential liability. We cannot assure you that claims against us arising with respect to our device will be successfully defended or that any insurance which we then carry will be sufficient to cover liabilities arising from these claims.  A successful claim against us in excess of any insurance coverage, which we may have, would, in most instances, deplete our assets and have a significant adverse effect on our business.  Furthermore, we cannot assure that we will be able to obtain or maintain, liability insurance on acceptable terms.

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

Our Principal Stockholder Can Control Most Matters Requiring Approval by Our Stockholders

On March 30, 2006, the Long Group entered into three agreements with MKG.  The agreements provide, among other things, that MKG or its designee will hold a controlling interest in the Company. As a result, MKG and/or MKG’s designee has significant influence on the nomination and election of our directors, our policies and the outcome of all important matters that are subject to the vote of our stockholders.  This concentration of ownership, among other things, also may increase our difficulty in raising necessary financing.

We Lack Independent Directors

We cannot assure you that our Board of Directors will have independent directors.  Our previous independent directors resigned in December 2002 due, among other things, to our potential inability to maintain directors' and officers' liability insurance and to our financial inability to continue to assure that we will operate as a going concern.  In the absence of a majority of independent directors, our current three-member Board of Directors could establish policies and enter into transactions without independent review. This could present the potential for a conflict of interest between us and our stockholders, and increases our difficulty in raising necessary financing.  In addition, we cannot establish an audit committee or compensation committee without independent directors, which could prohibit us from listing our shares of common stock for trading on a recognized national securities exchange or on any electronic exchange regulated by NASDAQ.  The Company, under MKG, intends to restructure its board to bring in independent directors as to preserve or prepare for future potential listing opportunities.  There can be no reasonable assurances that such efforts will be successful.

We May Issue Preferred Stock

Our Board of Directors has the authority to issue up to 12,300,000 shares of preferred stock and to determine the price, rights, preferences, conversion and other privileges and restrictions, including voting rights, of those shares without any vote or action by our common stockholders.  The rights of the holders of the common stock will be subject to, and could be materially adversely affected by, the rights of the holders of any preferred stock that may be issued in the future.  The issuance of preferred stock, while providing flexibility in connection with corporate purposes, could have the effect of delaying, deferring or preventing a change in control, discouraging tender offers for the common stock, and materially adversely affecting the voting rights and market price of the common stock.  On January 17, 2008, the Corporation issued 12,300,000 shares of voting preferred stock of the Corporation to Mr. MacKay to consummate the conversion of the Converted Debt.  Each share of voting preferred stock entitles the holder thereto to two (2) votes. See the Company’s Form 8-K filed January 23, 2008.

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

•

and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

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

Stock Issued By The Company Is Subject to Rule 144 of the Securities Act of 1933

Stock issued by the Company is subject to Rule 144 of the Securities Act of 1933 and the restrictions therein.

In addition to the above risk factors set forth in the Company’s Form 10-KSB for fiscal year ending December 31, 2007, additional risk factors may arise as a result of new management’s focus on distributing and manufacturing the BDS overseas, especially in China.  These include risks associated with the political and economic environment, foreign currency exchange and the legal system in foreign countries. The economy of China and other foreign countries differs significantly from the economies of the western industrialized nations in such respects as structure, level of development, growth rate, capital   reinvestment, repatriation, resource allocation, self-sufficiency, rate of inflation and balance of payment positions, among others. While certain foreign governments such as China have enacted laws encouraging foreign investment, it remains to be seen how uniformly they will be enforced and interpreted.

As to China, a major focus of the Company, under MKG, the Chinese economy has experienced significant growth in the past several years, but such growth has been uneven among various sectors of the economy and geographic regions.  Such development and growth may present risks to entities operating in China.  Because of the challenges created by such growth, the Chinese government has indicated and taken certain steps to control such growth and address such challenges. Actions by Chinese government to control inflation, for example, have restrained economic expansion in the recent past across several industrial sectors.  Similar and continued actions by the Chinese government in the future could have a significant adverse effect on domestic economic condition in China. There can be no reasonable assurances that there will not be any changes respecting Chinese government, economy, laws, and regulation which may adversely affect the Company.

ITEM 2.  PROPERTY.

As of April 1, 2006, the Company moved its corporate headquarters from Alpharetta, Georgia to 1615 Walnut Street, 3rd and 4th Floors, Philadelphia, Pennsylvania.  For 2006, the rent was approximately $4,000.  Until June 2007, the Company subleased space at the Alpharetta facility, and was paying month to month rent, to maintain inventory and clinical, device and other files.  In June 2007, pursuant of a 3-year lease, the Company relocated all of its operations to a new office in King of Prussia, Pennsylvania.  The monthly rent for the King of Prussia office is approximately $4,000 including utilities.  The

Company, which defaulted on the King of Prussia office lease in March 2008, is currently in discussions with a medical device manufacturing facility in the United States with the requisite regulatory certifications to consolidate Company equipment and regulatory and technical files at that facility and to help manage Company operations.

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

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS

AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock, par value $.001 per share, was quoted on the Pink Sheets Electronic Market, Inc. Currently, our common stock is listed in the "Pink Sheets" published by Financial Insight Systems, Inc.

The following table sets forth the high and low per share daily closing sales prices for our common stock as reported by the Pink Sheets Electronic Market, Inc for the periods indicated.

YEAR ENDING DECEMBER 31, 2007                          HIGH       LOW

First Quarter

             0.20         0.02

Second Quarter

                                       0.10         0.06

Third Quarter

             0.38         0.07

Fourth Quarter

0.28         0.11

YEAR ENDING DECEMBER 31, 2006                         HIGH       LOW

First Quarter

             0.055       0.021

Second Quarter

                                       0.13         0.035

Third Quarter

             0.06         0.035

Fourth Quarter

0.04         0.021

On April 11, 2008, the closing sale price for our common stock was $0.125 per share, as reported by the Pink Sheets Electronic Market, Inc.

HOLDERS

As of April 11, 2008, there were 262 holders of record of our common stock, including Cede & Co., who held 20,207,465 shares for an undisclosed number of beneficial holders.

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

TRANSACTIONS INVOLVING UNREGISTERED SECURITIES

As discussed in more detail in the above “debt conversion” section and in the Company’s Form 8-K filed January 23, 2008 and the Form SC 13D filed January 28, 200, in accordance with the Long Agreement on January 17, 2008, the Corporation issued 9,994,550 shares of common stock and 12,300,000 shares of voting preferred stock of the Corporation to James MacKay to consummate the conversion of the Converted Debt.  Each share of voting preferred stock entitles the holder thereto to two (2) votes.

On September 11, 2007, the Company agreed to issue 1,000,000 shares of common stock to John Stephens, its former chief operating officer, as payment for services rendered.  The share price at the close of the market on September 11, 2007 was $0.10.

REPURCHASES OF SECURITIES

None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this document.

Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report are forward-looking statements that involve risks and uncertainties.  These statements relate to future events or our future financial performance.  In some cases, forward-looking statements can be identified by terminology such as "may," "will", "should",  "expect", "anticipate", "intend", "plan", "believe", "estimate", "potential", or "continue", the negative of these terms or other comparable terminology.   These statements involve a number of risks and uncertainties.   Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those described above and in the Company’s last Form 10-KSB for 2006 and 2005 under "Risk Factors".  We have no obligation to release publicly the result of any revisions to any of our "forward-looking statements" to reflect events or circumstances that occur after the date of this Report or to reflect the occurrence of other unanticipated events.

.

THE COMPANY’S FOCUS ON FOREIGN MARKETS UNDER MKG

Prior management’s focus was on securing U.S. FDA approval to distribute the BDS in the U.S. Under MKG, the Company has reoriented its energies towards generating sales in foreign markets with significant populations of women, where MKG has significant industry and government relationships, where the need for the BDS appears compelling, and where the regulatory hurdles are not as burdensome.  Included among the foreign markets are China (including Hong Kong, Taiwan and Macau), India, the Philippines, Indonesia, Malaysia, Singapore, Vietnam, and other parts of Asia, Mexico, Latin America, the Caribbean, Africa, Europe, and the Middle East.  The initial countries MKG is focusing on account for approximately one half of the world’s female population.  As articulated in the recent October 15, 2007 Time article, MKG recognized from the outset that breast cancer is no longer an affliction which only concerns certain segments of women in the U.S. and Western Europe but is tragically a global challenge.  Given the nature of the BDS, the Company believes that the BDS can play a role to help save lives in foreign countries, which for a variety of reasons may not have the detection technologies present in the U.S. and Western Europe.

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

Under MKG, the Company is continuing its efforts to secure U.S. FDA approval and in 2007 worked with regulatory, clinical, medical, legal and other experts towards that end. The Company believes that the government and industry relationships, the possible significant clinical data and research and development (including as it may pertain to screening and other cancers), and revenues it secures abroad will facilitate its efforts to secure U.S. FDA approval.

MKG Initiatives in Foreign Markets

In 2007, MKG continued to meet with significant government, healthcare, distribution, and manufacturing contacts to distribute, manufacture, and develop the BDS in foreign markets. MKG strategy is to form strategic alliances, in the form of a joint venture or sublicense, with entities with significant funding, government relationships and distribution networks, especially those associated with hospital systems, regulatory expertise, and manufacturing capabilities. The joint venture assumes all responsibilities and expenses within the designated territory to distribute the BDS, secure regulatory approval for the BDS, conduct clinical trials and development, and in some cases to manufacture the BDS.

China

In 2007, MKG had discussions with representatives of Chinese government, including those associated with China’s state and military hospitals, about potential orders of the BDS and sensors.  Chinese representatives expressed significant interest in the BDS and discussed, among other things, potential orders for Chinese hospitals; designating top Chinese medical institutions and doctors to work with the Company on additional clinical trials and R&D including joint U.S.-Chinese trials and including on screening and cancers other than breast cancer; incorporating the BDS into Chinese early detection initiatives and a cancer fund established for the indigent.

From the middle of 2007 to the first part of 2008, significant discussions occurred in Shanghai, Beijing, Hong Kong, Guangdong Province, Tianjin, Guangxi Province, Taiwan and Macau with leading Chinese healthcare bureaus, officials, medical institutions, and physicians.  Successful demonstrations were conducted in Shanghai, Beijing, and Hong Kong.  Several Chinese government and hospital representatives also attended the Company’s well received breast cancer symposium in Manila in the fall of 2007. The Company believes that orders for the BDS device and sensors will be placed in Shanghai, Beijing, Hong Kong, Guangdong Province, Guangxi Province, Taiwan and Macau commencing the fall of 2008 and is working with facilities in the United States and China to manufacture the BDS device and sensors.  The Company is also working with leading Chinese representatives to secure the governmental authorization to distribute and possibly manufacture the BDS device and sensors in China.

In February 2008, MKG entered into a memorandum of understanding with Happy Crown Holdings Limited (“HCHL”) to distribute the BDS device and sensors in the People’s Republic of China.  HCHL has worked closely with leading Chinese healthcare bureaus, officials, and institutions, including key testing centers, on a variety of healthcare initiatives including certain vaccines and cancer detection.  HCHL worked closely with MKG and the Company to arrange and conduct the demonstrations in Shanghai before Chinese government including leading Chinese physicians involved with the government bureau which manages all government hospitals in Shanghai, with a leading breast cancer hospital in Shanghai, the leading testing centers in Shanghai, and with leading medical publications in China.

According to the U.N., there are over 172 million women in mainland China, Hong Kong, and Macau ages 40-70 years old.  According to the International Agency for Research on Cancer, the breast cancer incidence rate in China is 18.7 per 100,000.

India

Since 2007, MKG has had discussions with hospital, medical and distribution representatives from India, including those associated with certain national, regional and municipal government entities and leading hospital systems and distribution networks in India, about the distribution of the BDS in India. Following the successful demonstration of the BDS at the October 24, 2007 major breast cancer detection symposium in Manila, which was attended by leading Indian representatives, there was significant interest from Indian representatives about potential significant orders and about distributing and securing regulatory approval for the BDS in India and other countries in the Indian subcontinent including Nepal and Bangladesh. The Company expects to conclude a distribution arrangement in India in or about the middle of 2008 and to generate purchase orders for 2008.

According to the U.N., there are over 103 million women in India ages 40-70 years old. According to the International Agency for Research on Cancer, the breast cancer incidence rate in India is 19.1 per 100,000.

The Philippines, Indonesia and Malaysia

In 2007, MKG had repeated meetings with, and have conducted demonstrations for, significant government, church, healthcare, and distribution representatives in the Philippines. On March 8, 2007, MKG delivered a BDS device and three cases of sensors to a hospital in the Philippines.  The hospital has started to take the unit to the provinces as part of their mobile health systems services.  MKG believes that the Filipino Government and the Catholic Church in the Philippines will publicly endorse the BDS as part of national initiatives promoting early detection of breast cancer.  In 2007 certain bills were introduced before the Filipino Congress (S.B. No. 78, The Breast Cancer Detection Act of 2007, and S.B. 1815, an Act Creating a Center for Breast Cancer Control and Prevention), which would require local government units to conduct a quarterly breast cancer detection program and would establish the Center for Breast Cancer Control and Prevention.

In October 2007, MKG formed a joint venture with Eastern Petroleum Corporation, one of the leading business and petroleum companies in the Philippines.  The joint venture is called the MacKay Eastern Medical Group (“MacKay Eastern”) and will bear the exclusive responsibility and expense to distribute, market, gain regulatory approval for, and further develop the BDS and related technologies in the Philippines, Indonesia and Malaysia.  In October 2007, an initial order of 10 devices and 20 cases of sensors was sold and delivered to the joint venture.

On October 24, 2007, the joint venture presented the BDS at a major breast cancer detection symposium in Manila attended by approximately 200 guests, including representatives from 100 of the top hospitals and medical institutions in the Philippines and government and industry representatives from the Philippines, China and India.  Following the successful demonstration of the BDS at the October 24, 2007 major breast cancer detection symposium in Manila, discussions are taking place about potential significant orders to be delivered in 2008.

In late 2007 through the middle of 2008, MacKay Eastern began launching and conducting demonstrations and testing of the BDS device and sensors in parts of the Philippines.  In December 2007, MacKay Eastern launched the BDS device and sensors in General Santos City.  In 2007, it also began working with certain hospitals and clinics in the Philippines.  In 2007, it also began setting up centers in shopping malls where there was significant consumer traffic.  The ideal for these centers was that Filipinos could readily receive the 20 minute Biofield Breast Examination while they attended to their routine purchases. Since late 2007, MacKay Eastern has worked closely with leading national and city representatives regarding government initiatives to provide breast cancer detection for government employees.

The Company anticipates receiving purchase orders for the BDS devices and sensors in 2008, including from representatives associated with national, city, and municipal Filipino government.

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

Continued discussions have taken place with the Mexican representatives who conducted the Mexico City demonstration (as well as with other representatives).  Discussions have taken place about sublicensing the BDS for Mexico and Spanish-speaking countries in Latin America, purchase orders for the BDS devices and sensors and securing regulatory approval and establishing manufacturing facilities for the BDS in Mexico.  Significant interest has been generated from Mexico.  MKG has been discussing  sublicense arrangements with certain Mexican representatives who were proceeding to secure the necessary funding to conduct manufacturing, distribution and regulatory approval in Mexico.

According to the U.N., there are over 11.6 million women ages 40-70 years old in Mexico. According to the International Agency for Research on Cancer, the breast cancer incidence rate in Mexico is 26.4 per 100,000 respectively.

The Singapore Sale

On February 28, 2007, Biofield sold a BDS device and three cases of sensors to leading distributor in Singapore. The gross proceeds totaled $24,950.  The distributor is an industry leader in Singapore in biomedical engineering, which serves all the major medical centers and hospitals in Singapore.  The end user is a nationally and internationally acclaimed institution in Singapore, which is recognized as an innovator for cutting edge technologies, including those in the biomedical science industry and medical device field, and for its commitment to public and community service. The sale was the result of a tender which was awarded to the Company.  In addition to using the BDS for diagnostic purposes, the end user is conducting significant research which may impact the use of the BDS for screening purposes.  The distributor believes its clients may be interested in buying the BDS devices and sensors. (See Company press release dated February 28, 2007 available online at www.biofield.com and com/biospace?GUID=1276816&Page=MediaViewer&Ticker=BZET.)

According to the U.N., there are over 645,000 women ages 40-70 years old in Singapore.

Other Foreign Markets

Since 2007, MKG has had discussions with representatives in other foreign countries concerning South Africa, Japan, and other countries in the Middle East and Africa.  The Company under prior management presented the BDS to leading government, hospital, and medical representatives from South Africa, including First Lady Mbeki.  During the same trip, the Company met with leading government representatives from Botswana.  Significant interest was received including interest about transporting the BDS through mobile van units.  There are currently several BDS devices in South Africa.  The Company has also conducted demonstrations for leading Japanese representatives. One of the Company’s prior clinical trials took place in Japan.  Discussions have also taken place about distributing the BDS in Middle Eastern countries such as Iraq, Saudi Arabia, United Arab Emirates, Kuwait, Jordan, and Lebanon.

According to the U.N., there are over 5.1 and 25 million women ages 40-70 years old in South Africa and Japan respectively. According to the International Agency for Research on Cancer, the breast cancer incidence rate in South Africa and Japan is 35 and 32.7 per 100,000 respectively.

The MKG Master License

As reported in and attached to its Form 8-K filed July 31, 2007 available online at http://www.sec.gov/ Archives/edgar/data/1007018/000112178107000222/0001121781-07-000222-index.htm, which the reader is urged to read in its entirety, on July 27, 2007, the Company signed a master license agreement (the “Agreement”) with MKG. Pursuant to the Agreement, the Company granted to MKG an exclusive (even to the Company), sub licensable, royalty-bearing, worldwide license to make, have made, use, import, offer for sale, and sell devices, sensors and other products or services incorporating the Company’s patented and unpatented breast cancer detection technology, including, but not limited to, the BDS, the Biofield Breast Cancer Proliferation Detection System, the Breast Cancer Diagnostic Device, and the Biofield Breast Examination or BBESM  (collectively, the “Technology”).  The Company also granted MKG, on a worldwide basis, the Exclusive Distribution, Manufacturing, Development, Clinical, and R&D Rights (as those terms are defined in the Agreement) with regard to the Technology. Under the Agreement, MKG assumes from the Company the sole responsibility and expense to market, manufacture, further develop (clinically and technically), and otherwise commercialize the Technology. MKG further assumes from the Company the sole responsibility and expense to secure additional regulatory approvals and to conduct additional clinical trials as well as research and development.  MKG will also make commercially reasonable efforts to, among other things, further develop the Technology for screening, as opposed to purely diagnostic, purposes and for cancers other than breast cancer.

In return for the exclusive worldwide license, MKG will pay the Company royalties based on gross receipts received by MKG and its affiliates in connection with the Technology. MKG must pay minimum royalties. In addition to royalties, MKG will pay the Company licensing fees based upon certain milestones. The term of the Agreement is 10 years with automatic renewals for additional 10-year terms unless terminated by one of the parties pursuant to the terms of the Agreement.

Developments in the U.S.

In 2007, the Company continued to transition its operations, facilities, inventory, and clinical, technical, and financial records from its former offices in Alpharetta, Georgia and California to the Company’s new office in King of Prussia.  In July 19, 2007 the Company moved its principal executive office from 1615 Walnut Street, 3rd Floor, Philadelphia, PA 19103 and the contents of its former Alpharetta, Georgia facility to King of Prussia Business Center, Suite C, 1019 West Ninth Avenue, King of Prussia, PA 19406.

In 2007 and 2008 Michael Antonoplos was appointed as a Company director and as the Company’s interim chief executive officer and secretary.  Kenny Lau, who helped spearhead the initiatives in the PRC, Hong Kong and Macau was also appointed Company director.  In 2007 Michael Yom’s position changed from president to chief operating officer. See the Company’s Form 8-K filed July 19, 2007. In 2007 Mr. Yom resigned as chief operating officer.

The Company continues to meet and have discussions with representatives with significant financial and medical expertise to bolster the Company’s management, board, and advisory board.  In 2007, the Company had continuing efforts associated with (1) manufacturing the new prototype of the BDS device (in the U.S., China, Mexico and elsewhere) and (2) reinitiating additional clinical trials in the U.S. which would help facilitate securing U.S. FDA approval.  The Company has had repeated discussions with former representatives of the Company and physicians involved in developing the BDS, clinical trials and development, and the use of the BDS for screening purposes. Those discussions are in addition to the discussions MKG has had and continues to have with leading representatives in China, India, the Philippines and other foreign countries. Several of the representatives and physicians are proceeding to obtain U.S. FDA approval for other technology.  Further, the Company has had discussions and meetings with healthcare organizations in the U.S. about additional clinical trials, the use of the BDS in women’s health centers, and possible joint clinical trials with leading medical institutions in Asia and Europe introduced by MKG.  Given the availability of patients for clinical trials in Asia and MKG’s relationship with leading Asian medical institutions, one of MKG’s goals is to conduct clinical trials in Asia with leading Asian and Western medical institutions, which would facilitate efforts to secure U.S. FDA approval. Finally, the Company has met with engineering and design experts in the U.S. and China to manufacture the new prototype of the BDS device and further develop the devise and sensors for screening.  Device schematics are now being reviewed by experts in China to manufacture the new prototype in China.  The Company is also considering facilities in the U.S. which have been certified by the U.S. FDA with regard to non-invasive cancer detection technology.

In October 2007, the Company and MKG entered into a collaboration agreement with SpectRx, Inc.  See SpectRx’s press release dated November 27, 2007 available at http://www.guidedtherapeutics.com/News/Bio%20manufacture%20agreement%20November%2027%202007.pdf.  The chief executive officer of SpectRx, Dr. Mark Faupel, was one of the original inventors of the BDS and has developed similar non-invasive cervical cancer technology. Dr. Faupel and fellow SpectRx board member and international healthcare policy expert, Dr. Ronald Hart, helped presented the BDS at the October 24, 2007 Manila Breast Cancer Detection Symposium. SpectRx has certified manufacturing facilities in the U.S. and will help the Company manufacture the BDS device for potential purchase orders from Asia and elsewhere.  Upon reestablishing manufacturing from the U.S. to fulfill more immediate purchase order, discussions are occurring with SpectRx to manufacture the BDS in Asia. SpectRx has CE Mark certification and will work with the Company to expeditiously secure CE Mark certification from SpectRx’s facilities in Atlanta.  SpectRx also has substantial experience before the U.S. FDA and will work with the Company to reinitiate its efforts before the U.S. FDA.  From his time at the Company, Dr. Faupel also has extensive knowledge about the screening application for the BDS and will work with the Company to further develop the BDS device, sensors, and sensor configurations for screening purposes. SpectRx will also work with the Company and MKG to conduct clinical trials, including joint U.S.-Asia trials, which may help the Company’s efforts before the U.S. FDA and which relate to the application of the BDS for screening and cancers other than breast cancer.  In turn, using its significant relationships in Asia, MKG and the Company will help market and distribute SpectRx’s cervical cancer technology in Asia.  Subsequent discussions have occurred with SpectRx related to helping manage the Company’s operations.

In 2007, the Company has met with and is working with a leading sensor manufacturer to manufacture the necessary quantities of BDS sensors.  The manufacturer produced the sensors for the Company’s

Singapore and Filipino orders and for demonstrations in China and Manila.  The manufacturer and its affiliates have manufacturing facilities in the U.S., Eastern Europe, China, and India.  In fall of 2007, the Company visited the manufacturer’s facilities in Shanghai.  The Company has also discussed with the manufacturer about further developing the sensor for screening purposes.

After previously reducing its debt by $2 million in 2006, in 2007 the Company continues to work towards further debt reduction.

LONG-TERM STRATEGY AND GOALS

The long term strategy and goal of the Company under MKG is to become a leading provider of state-of-the-art medical and healthcare-related technology throughout the world.  The Company’s immediate goal is the distribution and manufacture of the BDS in foreign markets and subsequently in the U.S. upon securing U.S. FDA approval.  The Company under MKG, however, is working with medical experts in the U.S., Asia, the Middle East, and Europe on advanced medical and healthcare-related technologies other than the BDS, which MKG can use its government and industry relationships in Asia and elsewhere to distribute, manufacture and further develop.  While many of these other technologies relate to women’s health and non-invasive technologies, other technologies relate to fields such as hospital and data management, emergency or triage management, diabetes, obesity, and childhood diseases and care.

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

The Company, under MKG, seeks to gain acceptance of the BDS overseas at many levels. The first level is at the government level. Since 2007, MKG has been working with significant government healthcare, hospital and other representatives in China, the Philippines and elsewhere to incorporate the BDS at a national level as part of national initiatives relating to women’s health and early awareness and detection and to cancer programs and funds for the indigent.  Discussions to date have generated interest from government not only in potential purchase orders but also with respect to coordinating the Company’s clinical and R&D efforts with leading doctors, hospitals, and agencies; conducting joint U.S.-Asia clinical trials including on screening and other cancers; securing the appropriate regulatory approvals; and manufacturing the BDS overseas.

Second, MKG has been working with leading foreign hospital and medical institutions, which are considered to be influential opinion leaders in the country.  Discussions to date have generated interest relating to potential purchase orders and to potential joint clinical trials and development as to the BDS with leading institutions and experts in the U.S. and Europe, including on screening and other cancers.

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

The fourth level relates to manufacturing.  Since MKG has been working with manufacturers in China and Mexico which are reviewing the schematics and other materials relating to the prototype device.   MKG has also been working with a sensor manufacturer with manufacturing facilities in China, India, Eastern Europe, and the U.S.  MKG recognizes the importance of properly reestablishing manufacturing given regulatory requirements here and overseas.  Its intent is to first reestablish manufacturing of the prototype device in the U.S. and then supplement and/or transfer manufacturing to certified manufacturing facilities in China, India, Mexico and elsewhere.  It is working with technical and regulatory experts in the U.S. and Asia to properly reestablish manufacturing.  Its ultimate goal is develop its own certified manufacturing facilities, whether in the U.S., Asia or elsewhere, which would obviate outsourcing and which allow manufacture of other possible medical technology.

Ultimately, the Company, under MKG, will reinitiate efforts before the U.S. FDA.  To properly prepare for those efforts, MKG is working with regulatory, medical, and legal experts in the U.S., some of which were involved in the Company’s previous efforts, and which have substantial experience with the U.S. FDA approval process.  MKG believes that by gaining potential acceptance of the BDS (government, medical opinion makers and distribution) in significant and heavily populated countries such as China, India, the Philippines, Indonesia, and Mexico and by supplementing the Company’s prior clinical trials and R&D with possible joint U.S.-Asia clinical trials in countries which population size presents an ideal base for clinical trials, these efforts will help the Company’s future efforts before the U.S. FDA.  China, India, the Philippines, Indonesia and Mexico represent a significant percentage of the world’s female population.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception almost entirely by the issuance of our securities, interest income on the then unutilized proceeds from these issuances and with loans made directly, or guaranteed and collateralized, by Dr. David Long and certain of his affiliates (until the MKG Acquisition) and by MKG (after the MKG Acquisition).

At December 31, 2007, we had a working capital deficiency of $7,578,469 an increase of $1,083,008 from December 31, 2006. Our cash and cash equivalents were $13,328 at December 31, 2007, as compared to $2,361 at December 31, 2006.

At December 31, 2007 and December 31, 2006, we had no value on the balance sheet for the inventory, as a full reserve has been recorded.

During 2007, our operating activities utilized $345,502 of net cash, our investing activities utilized $6,948 and our financing activities provided $363,417 of net cash, representing proceeds of issuance of notes payable of $66,808, Proceed of issuance of common stock of $100,000 and advances aggregating $196,609 from certain of his affiliates and MKG respectively.  During 2006, our operating activities utilized $378,174 of net cash and our financing activities provided $377,741 of net cash, representing $110,000 from proceeds from issuance of notes payable and $267,741 in note financing costs.

Since 2001, we have been seeking additional third-party funding. From 2001 to March 30, 2006, we retained a number of different investment banking firms to assist us in locating available funding; however, we were not successful in obtaining any of the long-term funding needed to make us into a commercially viable entity.  From 2001 to March 30, 2006, Dr. David Long and certain of his affiliates have made funding available to us to permit us to sustain certain minimum operations.  Since March 30, 2006, funding has primarily come from MKG. During the period from December 2003 to February 2004, we were able to obtain short-term financing of $1 million from a private placement (which resulted in net proceeds to us of $811,778, prior to any allocation for the cost of our required registration of the shares of common stock issued in the placement). On May 3, 2004, we signed an agreement with our placement agent to secure bridge financing up to $800,000, and we secured $329,000 under this placement.  On September 8, 2004, we signed a note in favor of our private placement for $50,000 under the same terms and conditions as the $329,000 private placement.  Most of the proceeds from this note are set aside to pay for interest due on notes issued under the $1 million and $329,000 private placements.  In 2006, the Company under MKG entered into two notes with two individuals for a total of $110,000 regarding expenses incurred in connection with the Company’s 2005 Form 10-KSB.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2007 with the Year Ended December 31, 2006

In 2007 we had revenue of $109,390, mostly from sales of sensors and BDS devices with associated cost of sales of $19,664 and in 2006, we did not sell any products and did not incur any cost of sales.

We did not incur any research and development expenses in 2007 nor 2006.

Selling, general and administrative expenses increased by $594,495 or 262%, to $821,375 in 2007 from 226,880 in 2006.  The increase was largely attributable to consulting expenses of new management and facilities; consultants and professional expenses, as well as expenses related to travel.

We had net interest expense of $545,223 in 2007 compared to $582,233 in 2006, a decrease of $37,010, or 6.4%. This decrease was the result of the debt conversion which was recorded at the end of 2006.

As a result of the foregoing, we incurred a net loss of $1,276,873 in 2007, compared to $809,091 in 2006, an increase of $467,782, or 57.8%.

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

The independent auditors report on our December 31, 2007 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

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

ACQUISITION OR DISPOSITION OF PLANT AND EQUIPMENT

Overseas sales of the current version of the BDS devices and sensors are expected to occur during the next 12 months.  We had minimal orders during 2007.  We are also working to manufacture more devices and sensors for prospective orders.  The acquisition of significant property, plant or equipment is also expected during the next 12 months as MKG and its sublicensee proceed to distribute and manufacture the BDS overseas.  Much of the expenses will be borne on MKG as the master licensee or MKG’s sublicensees.

NUMBER OF EMPLOYEES

From our inception through the MKG Acquisition on March 30, 2006, we relied on the services of outside consultants and had two full time employees.  From the MKG Acquisition to December 31, 2007, we relied on the services of MKG representatives and outside consultants.

OFF-BALANCE SHEET ARRANGEMENTS

None.

SUBSEQUENT EVENTS

On January 23, 2008 the Company filed a Form 8-K reporting that on January 17, 2008, the Corporation issued 9,994,550 shares of common stock and 12,300,000 shares of voting preferred stock of the Corporation to Mr. MacKay to consummate the debt conversion in accordance with the Long Agreement as approved by the Company’s prior board and as re-ratified by the Company’s current board. Each share of voting preferred stock entitles the holder thereto to two (2) votes. The debt conversion occurred as follows:

Amount of Converted Debt	Shares of Capital Stock of the Corporation to be Issued upon the Conversion (class of shares)	Conversion Price per Share
$499,727.50	9,994,550 shares of common stock, par value $0.001/share	$0.05/share
$1,230,000.00	12,300,000 shares of Voting Preferred Stock, par value $0.001/share	$0.10/share

As a result of the issuance of common stock and voting preferred stock pursuant to the debt conversion, the transfer of stock by LFCG to MKG pursuant to the Long Agreement, and MKG’s assignment to Mr. MacKay (including 5,898,495 shares), Mr. MacKay became the holder of shares of the Corporation's capital stock entitling him to approximately 51.96% of all of the votes entitled to be cast by stockholders of the Corporation on a fully-diluted basis.

As reported in the January 23, 2008 Form 8-K, effective January 16, 2008, the Corporation's Board of Directors appointed the Company’s interim chief executive officer, chief accounting officer, and director, Michael Antonoplos, as the Corporation's Secretary.  Michael Yom also resigned as the Company's Chief Operating Officer, effective January 21, 2008.

As also reported in the January 23, 2008 Form 8-K, on January 17, 2008, the Corporation filed a Certificate of Designation which designated all 12,300,000 authorized but undesignated shares of the Corporation's preferred stock as a series of voting preferred stock, par value $0.001 per share. The Certificate of Designation, the filing of which constitutes an amendment to the Corporation's Fifth Amended and Restated Certificate of Incorporation, is attached as an exhibit to the Company’s January 23, 2008 Form 8-K.

In late November 2007 Joseph Repko agreed to step down as the Corporation’s interim chief financial officer (“CFO”) effective upon the Corporation’s securing an outside certified public accountant (“CPA”), who would help prepare its financial reports.  After another CPA disengaged to become the chief financial officer for another company, the Corporation engaged its current CPA on March 17, 2008.  The Corporation’s board of directors thereafter formalized Mr. Repko’s resignation as the Corporation interim CFO effective March 17, 2008 and appointed Michael Antonoplos the Corporation’s chief accounting officer.

On April 2, 2008, the Company filed a Form Pre 14C preliminary information statement, reporting that on March 28, 2008, the Board of Directors of the Company  and thereafter on March 31, 2008 the stockholders of the Company holding over a majority of the total voting rights for all outstanding and issued shares of common and preferred stock of the Company authorized, by way of written consents, the Board to amend the Certificate of Incorporation of the Company to effect, on or before March 31, 2009, a one (1) for ten (10) reverse stock split, whereby, as of the record date, for every ten shares of common stock of the Corporation then owned, each stockholder shall receive one share of common stock.

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

Patents and Other Intangible Assets

The costs of patents are amortized on a straight-line basis over their estimated economic life, but not exceeding 17 years. In December 2005, during the Company’s annual review of the carrying values of patents and trademarks, management determined that, due to increased uncertainty about obtaining FDA’s approval to sell the Company’s device in the United States, the recoverability of the carrying values of patents and trade marks was doubtful. Due to the uncertainties management was unable to determine and project future undiscounted cash flows for these assets with reasonable accuracy. Consequently, the Company recorded an impairment charge of $194,268 to provide in full for these assets, and this amount is recorded as a component of operating expenses in the Income Statement as a separate line item.

Revenue Recognition

The Company has adopted and follows the guidance provided in the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

The Company reviews the terms of convertible debt and equity instruments that are issued to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. When the risks and rewards of any embedded derivative instrument are not “clearly and closely” related to the risks and rewards of the host instrument, the embedded derivative instrument is generally required to be bifurcated and accounted for separately.

During 2007 and 2006 none of the above mentioned convertible debt and equity instruments were considered to be derivative instruments.

Warrants

The Company issues warrants to purchase the Company’s common stock in conjunction with debt and certain preferred stock issues. Warrants are accounted for in accordance with the provisions of Accounting Principles Bulletin (“APB”) No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“APB No.14”) and Emerging Issues Task Force (“EITF”) No. 00-19, Accounting for Derivative Financial Instruments Accounting for Derivative Financial Instruments Indexed to or Potentially Settled in Indexed to or Potentially Settled in a Company’s Own Stock (“EITF 00-19”). The fair value of warrants granted in conjunction with debt and equity issuances is estimated on the grant date using the Black-Scholes option pricing model. The value of warrants is separated from the total consideration of each issue and included as an element of additional paid-in capital.

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

Research and Development

The Company accounts for research and development costs in accordance with the SFAS No. 2, “Accounting for Research and Development Costs”. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  Total expenditures on research and product development incurred for the period from October 16, 1987 (date of inception) to December 31, 2005 were $40,481,889.  In 2007 and 2006 there were no additional expenditures on research and product development.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances.  Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Share-Based Payment

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (hereinafter “SFAS No. 141 (revised 2007)”). This statement establishes principles and requirements for how an acquirer a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The scope of SFAS No. 141 (revised 2007) is broader than the scope of SFAS No. 141, which it replaces. The effective date of SFAS No. 141 (revised 2007) is for all acquisitions in which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement has no immediate material effect on the Company’s financial condition or results of operations.

In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (hereinafter “SFAS No. 160”). This statement establishes accounting and reporting standards that require a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position with equity, but separate from the parent’s equity, b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, d) when a subsidiary is deconsolidated, any retained noncontrolling  equity investment in the former subsidiary be initially measured at fair value and e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The effective date of this standard is for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

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

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for the Company beginning October 1, 2007. The adoption of SAB No. 108 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation, in its statement of financial position. SFAS No. 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end. SFAS No. 158 is effective for the Company for its fiscal year ended September 30, 2007. The Company is currently evaluating the impact of SFAS No. 158 on its consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure about the use of fair value measures, the information used to measure fair value, and the effect fair-value measurements have on earnings. The primary areas in which the Company utilizes fair value measures are valuing pension plan assets and liabilities, valuing hedge-related derivative financial instruments, allocating purchase price to the assets and liabilities of acquired companies, and evaluating long-term assets for potential impairment. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for the Company beginning October 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return, including a decision whether or not to file a return in a particular jurisdiction. Under this new guidance, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. This guidance also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of unrecognized tax benefits. FIN 48 is effective for annual periods beginning after December 15, 2006. The Company is in the process of evaluating the impact of adoption of FIN 48 on its consolidated financial statements.

In June 2006, the FASB ratified the consensus reached by the EITF in Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). The scope of this issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer and may include, but is not limited to, sales, use, value-added, and some excise taxes. EITF 06-3 requires the disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method and are significant. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company does not expect the adoption of EITF 06-3 in 2007 to have an impact on its consolidated financial statements.

In March, 2006, the FASB issued SFAS 156, “Accounting for Services of Financial Assets – an Amendment of FASB Statement No. 140” (hereinafter “SFAS No. 156”). This statement amends FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract that results from a transfer, acquisition or assumption of financial assets or liabilities. This statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. This statement permits an entity to choose among two subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities. This statement also permits at its initial adoption a one time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. Finally, this statement requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In February, 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140” (hereinafter “SFAS No. 155”). This statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement clarifies which interest-only strips and principal-only strips are not subject to the requirement of Statement No. 133. This statement establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This statement clarifies that concentration of credit risk in the form of subordination are not embedded derivatives. Finally, this statement amends Statement No. 140 to eliminate prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The adoption of this statement had no material effect on the Company’s financial condition or results of operations.

ITEM 7.  FINANCIAL STATEMENTS.

Our consolidated financial statements and the report of Jewett, Schwartz, Wolfe & Associates are attached to this Annual Report on Form 10-KSB beginning on page F-1 and are incorporated herein by reference.

ITEM 8A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

 An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon this review, management concluded that our disclosure controls and procedures are effective.

 There have been no significant changes in internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Securities Exchange Act of 1934).  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Limitations of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Accounting Officer, does not expect that our disclosure controls or internal control over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.  Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected..

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d), the Company's Chairman and Chief Accounting Officer, also conducted an evaluation of Biofield's internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During the preparation of the Company's financial statements as of and for the year ended December 31, 2007, the Company concluded that the then current system of disclosure controls and procedures needed improvement, partly due to the transition to new management, facilities, and auditors. As a result of this conclusion, the Company initiated changes in internal control. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

ITEM 8B.    OTHER INFORMATION

 None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

As of April 14, 2008, our directors and executive officers are:

Name

Age

Positions and Offices

James MacKay

48

Chairman of the Board

Michael Antonoplos

56

Director, Interim Chief Executive Officer, Chief Accounting

Officer and Secretary

Kenny Lau

47

Director

Michael Yom

40

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

Dr. David Long resigned as chairman and Mr. James MacKay was appointed our Chairman and a director as of March 30, 2006.  Mr. MacKay is a global entrepreneur and venture capitalist respected by governments, financiers, businesses and other organizations throughout the world He has been involved in a number of significant international projects with other associates. His contacts extend to leading government and industry representatives from France, the United Kingdom, China, Japan, Korea, Thailand, Singapore, India and the Philippines, among other countries. During his career, he has helped fund and operate and/or been otherwise involved in significant ventures worldwide, including, but not limited, to ventures associated with individuals in the musical and entertainment industry; leading hotels and resorts in Europe, the Caribbean, and/or Asia; individuals in the aviation industry; leading technology related to global tracking, homeland/global security, and anti-counterfeiting; port development and initiatives between Asia and the United States; passenger and cargo air traffic  servicing parts of Asia and beyond; leading healthcare/medical technology, especially those servicing the Philippines and China; and mining and oil in Asia.  Mr. MacKay’s qualifications and history were set forth in the Company’s Form 10-KSB for 2005 available at:  http://www.sec.gov/Archives/edgar/data/1007018/000112178106000104/ biofield10ksb123105r.txt.

As of March 30, 2006, Dr. Raymond Long and Mr. John Stephens resigned as directors and Mr. Michael Yom was appointed as a director and President of the Company.  As reported in the Company’s Form 8-K filed July 19, 2007, Mr. Yom subsequently transitioned to the position of chief operating officer.  Mr. Yom’s qualifications and history were set forth in the Company’s Form 10-KSB for 2005 available at

http://www.sec.gov/Archives/edgar/data/1007018/000112178106000104/biofield10ksb123105r.txt.  As reported in the Company’s Form 8-K filed January 23, 2008, Mr. Yom resigned as chief operating officer effective January 21, 2008.

On April 8, 2006, Dr. David Long died.  He had continued to serve as a director after the change in the control of ownership on March 30, 2006.  As reported in our Form 8-K filed on July 19, 2007, our current chief executive officer, chief accounting officer and secretary, Michael Antonoplos, was appointed to the Board to fill the vacancy caused by Dr. Long’s death.  In July 2007, Mr. Kenny Lau was also appointed to the Board.  Mr. Antonoplos’ and Mr. Lau’s qualifications are set forth in our July 19, 2007 Form 8-K, available at: http://www.sec.gov/ Archives/edgar/data/1007018/000112178107000218/ biofielda8k71907.htm.  As reported in the Company’s Form 8-K filed January 23, 2008, Mr. Antonoplos was appointed the Company’s secretary effective January 16, 2008.

No family relationship exists among any of our directors or executive officers. None of our directors would be considered to be independent.  We do not have an Audit Committee. Our prior Board of Directors adopted a Code of Ethics, which applies to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions.  A copy of our Code of Ethics will be furnished, without charge, to any person upon written request to Michael Antonoplos, the Company’s interim chief executive officer, chief accounting officer and secretary our principal executive offices.

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

Based upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during fiscal year ended December 31, 2007 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with on a timely basis.  Each transaction has been subsequently reported.

As set forth below in Item 11, there is only one beneficiary owner, James MacKay, the Company’s chairman of the board of directors, who holds 15,893,045 shares of common stock or 29.29% of the Company’s total outstanding common stock, 12,300,000 shares of preferred stock, and approximately 51.96% of all of the votes entitled to be cast by stockholders of the Corporation on a fully-diluted basis (i.e., counting all outstanding options and warrants on an as-exercised basis).  None of the other directors or officers hold any stock.

ITEM 10.    EXECUTIVE AND OTHER COMPENSATION.

As of March 30, 2006, the date of the MKG Acquisition, the Company did not have formal employment agreements in 2006.  The Company did not have any employees in 2007.

On March 31, 2007, the Company entered into a consulting arrangement with Michael Antonoplos, who later became the Company’s interim chief executive officer, chief accounting officer, and secretary as well as a director.  Pursuant to the consulting arrangement, Mr. Antonoplos would receive the following monthly consulting fees:

April 2007	$15,000
May 2007	$13,000
June 2007	$12,000
July to December 2007	$10,000

STOCK OPTIONS GRANTED

As reported in its Forms 8-K dated February 27, 2006 and March 2, 2006, the Company issued to its former Chief Operating Officer, John Stephens, former Chief Sales Officer, Cri Hilmer, and outside consultant Piyush Desai, 1.2 million options based upon the fair value of service render at $47,512 for consulting fees recognized in operating results for the year ended December 31, 2006.  These options have an exercise price of $0.04 per share and expire on February 23, 2011.

COMPENSATION OF DIRECTORS

No cash compensation was paid to our directors during the years ended December 31, 2007 and 2006, and we have no standard arrangements pursuant to which directors are compensated for any services provided as such.

EMPLOYMENT CONTRACTS

As of March 15, 2007, we did not have any employment contracts or change-in-control arrangements with any of our executive officers in 2007.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 11, 2008, the number of shares of our common stock beneficially owned by (a) each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding common stock, (b) each of our current directors, (c) each of the persons named in the Summary Compensation Table appearing under Item 10. - "Executive Compensation", and (d) all our directors and executive  officers, as a group (three  persons). Except as indicated in the footnotes to this table, we believe that the persons named in this table have sole voting and investment power with respect to the shares of our common stock indicated.

NAME
James MacKay, Chairman (1)	15,893,045 (5)	29.29%(6)
Michael J. Antonoplos, Director, interim chief executive officer, chief accounting officer, and secretary (2)	-	-
Kenny Lau, Director (3)	-	-
Michael Yom, Director (4)	-	-

(1)

Address is Chateau de Mont, 64300 Mont, France.

(2)

Address is 345 Strathmore Drive, Rosemont, PA 19010.

(3)

Address is 41G, Block 5, Seaview Crescent, Tung Chung, Lantau Island, Hong Kong

(4)

Address is 2801 Stanbridge Street, Aspen 413, East Norriton, PA 19401

(5)

The Company’s Board has also authorized the issuance to James MacKay of 12,300,000 shares of Preferred Shares, Series A.  Each of the Series A Preferred Shares shall have two vote per share and each Preferred Share shall be convertible into two shares of the Company’s common stock.

(6)

Mr. MacKay’s shares of the Corporation’s common and preferred stock entitles him to approximately 51.96% of all of the votes entitled to be cast by stockholders of the Corporation on a fully-diluted basis (i.e., counting all outstanding options and warrants on an as-exercised basis).

CHANGE OF CONTROL

As set forth above, on March 30, 2006, MKG took control of the Company and its management, board, operations, and controlling interest.

As a result of the debt conversion described above and in the Company’s Form 8-K filed January 23, 2008, James MacKay became the holder of shares of the Corporation’s capital stock entitling him to approximately 51.96% of all of the votes entitled to be cast by stockholders of the Corporation on a fully-diluted basis (i.e., counting all outstanding options and warrants on an as-exercised basis).

ITEM 12.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our independent accountants during the fiscal years ended December 31, 2007 and December 31, 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services  rendered. "Audit Related Fees" consisted of consulting fees regarding accounting issues. "All Other Fees" consisted of fees related to the issuance of consents for our SB-2 Registration Statements and this Annual Report.  Since we have no audit committee, none of these services were approved by an audit committee, and we have no pre-approval policies or procedures.

Year ended December 31,

	2007	2006

Audit Fees[1]	$54,000	-

Audit Related Fees[2]	-	-
	-	-
Tax Fees[3]

All Other Fees[4]	-	-

Total	$54,000	-

_____________________

1

The aggregate fees billed for the audit of our annual financial statements and review of our financial statements, which were included in our Forms 10-QSB.

2

The aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or the review of our financial statements and not included as "Audit Fees."

3

The aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning.

4

The aggregate fees billed for products and services provided other than Audit Fees, Audit-Related Fees or Tax Fees.

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

                              BIOFIELD CORP.

                              By: /s/ Michael J. Antonoplos

                                      Michael J. Antonoplos

                                      Interim Chief Executive Officer and

            Chief Accounting Officer

Dated:  April 14, 2008

Report of Independent Registered Public Accounting Firm

To The Shareholders and Board of Directors of Biofield Corp.

     We have audited the accompanying balance sheet of Biofield Corp. (a Development Stage Company) as of December 31, 2007 and 2006 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2007 and 2006 and the period from October 16, 1987 (inception) through December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biofield Corp. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and the period from October 16, 1987 (inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 1, the Company’s need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jewett, Schwartz, Wolfe & Associates

/s/Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida

April 14, 2008

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2007	2006

CURRENT ASSETS:
Cash and cash equivalents	$ 13,328	$ 2,361
Prepaids	9,000	8,234
Notes receivable	11,004	-
Total current assets	33,332	10,595

PROPERTY AND EQUIPMENT - Net	6,601	469
TOTAL ASSETS	$ 39,933	$ 11,064

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 1,402,513	$ 1,352,641
Accrued interest	720,334	438,529
Accrued expenses	430,489	253,786
Due to affiliate	329,686	337,921
Advances from stockholder	2,162,703	1,966,094
Notes payable	2,223,893	2,157,085
Line of credit	342,180	-

Total current liabilities	7,611,798	6,506,056

Commitments and contigencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value; authorized 12,300,000
shares; issued 12,00,300 and 0 shares at
December 31, 2007 and December 31, 2006, respectively	12,300	12,300
Common stock, $.001 par value; authorized 60,000,000
shares; 45,142,936 shares issued and 9,994,550 shares
issuable at December 31, 2007, and 43,142,936 shares
issued and 9,994,550 shares issuable at December 31,
2006, respectively	55,138	53,138
Treasury stock - 2,306,311 shares	(3,100)	(3,100)
Stock subscriptions	3,849	3,849
Additional paid-in capital	66,461,340	66,263,340
Accumulated deficit during development stage	(74,101,392)	(72,824,519)
Total stockholders’ deficit	(7,571,865)	(6,494,992)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 39,933	$ 11,064

See notes to consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
			Period October 16,
	Year Ended		1987 (Date of
	December 31,		Inception) Through
	2007	2006	December 31, 2007

REVENUE	$ 109,390	$ -	$ 244,522
COST OF SALES
Cost of goods sold	19,664	-	95,111
Loss on write down of inventory	-	-	693,500
GROSS PROFIT	89,726	-	(544,089)

OPERATING EXPENSES:
Research and development	-	-	40,481,889
Selling, general, and administrative	821,375	226,880	32,111,699
Impairment of intangible assets	-	-	194,268
Gain on disposition of fixed assets	-	-	(8,084)
Total operating expenses	821,375	226,880	72,779,772

OTHER INCOME (EXPENSE):
Interest income	-	-	2,476,723
Interest expense	(545,224)	(582,233)	(3,043,849)
Amortization of shares issued to lenders
and other finance costs	-	-	(405,523)
Royalty income and other	-	22	214,867
Net other expense	(545,224)	(582,211)	(757,782)

LOSS BEFORE INCOME TAXES	(1,276,873)	(809,091)	(74,081,643)

PROVISION FOR INCOME TAXES	-	-	(19,749)

NET LOSS	$ (1,276,873)	$ (809,091)	$ (74,101,392)

NET LOSS PER SHARE:
Basic and Diluted	$ (0.02)	$ (0.02)

WEIGHTED-AVERAGE SHARES
Basic and Diluted	53,704,609	48,140,211

See notes to consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
											Additional	Def fered Accumulated	Foreign Currency		Total
	Series A		Series B		Series C				Treasury	Stock	Paid In	Deficit Development	Translation		Comprehensive
	Preffered Stock	Amount	Preffered Stock	Amount	Preffered Stock	Amount	Common Stock	Amount	Stock	Subscriptions	Capital	Stage	Adjustment	Total	Loss

Sale of Common Stock, October 16, 1987
(date of inception) (.16 per share, net)	-	$ -	-	$ -	-	$ -	549,020	$ 55	$ -	$ -	$ 91,898	$ -	$ -	$ 91,953
Issuance of Common Stock in connection with
patent acquisition (.001 per share)	-	-	-	-	-	-	235,294	24	-	-	276	-	-	300
Net loss, October 16, 1987 to March 31, 1988	-	-	-	-	-	-	-	-	-	-	-	(159,359)	-	(159,359)
Total comprehensive income (loss)															$ (159,359)

BALANCE AT MARCH 31, 1988	-	$ -	-	$ -	-	$ -	784,314	$ 79	$ -	$ -	$ 92,174	$ (159,359)	$ -	$ (67,106)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(495,520)	-	(495,520)
Total comprehensive income (loss)															$ (495,520)

BALANCE AT MARCH 31, 1989	-	$ -	-	$ -	-	$ -	784,314	$ 79	$ -	$ -	$ 92,174	$ (654,879)	$ -	$ (562,626)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(233,347)	-	(233,347)
Total comprehensive income (loss)															$ (233,347)

BALANCE AT MARCH 31, 1990	-	$ -	-	$ -	-	$ -	784,314	$ 79	$ -	$ -	$ 92,174	$ (888,226)	$ -	$ (795,973)
Acquisition of 235,294 shares of Common Stock
(.001 per share)	-	-	-	-	-	-	-	-	(300)	-	-	-	-	(300)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(285,179)	-	(285,179)
Total comprehensive income (loss)															$ (285,179)

BALANCE AT MARCH 31, 1991	-	$ -	-	$ -	-	$ -	784,314	$ 79	$ (300)	$ -	$ 92,174	$ (1,173,405)	$ -	$ (1,081,452)
Retirement of Common Stock held in treasury	-	-	-	-	-	-	(235,294)	(24)	300	-	(276)	-	-	-
Issuance of Common Stock in exchange for notes
and debt with accrued interest (2.90 per share, net)	-	-	-	-	-	-	431,372	43	-	-	1,248,638	-	-	1,248,681
Sale of Common Stock (.82 per share, net)	-	-	-	-	-	-	24,510	2	-	-	19,998	-	-	20,000
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	-	136,880	-	-	136,880
Net loss	-	-	-	-	-	-	-	-	-	-	-	(461,061)	-	(461,061)
Total comprehensive income (loss)															$ (461,061)

BALANCE AT MARCH 31, 1992	-	$ -	-	$ -	-	$ -	1,004,902	$ 100	$ -	$ -	$ 1,497,414	$ (1,634,466)	$ -	$ (136,952)
Sale of Common Stock (7.67 per share, net)	-	-	-	-	-	-	557,475	55	-	-	4,275,223	-	-	4,275,278
Exercise of Common Stock options	-	-	-	-	-	-	2,451	1	-	-	624	-	-	625
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	-	477,453	-	-	477,453
Change in par value of common stock									2,306,131
from ..0001 to .001	-	-	-	-	-	-	-	1,408	-	-	(1,408)	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,099,637)	-	(3,099,637)
Total comprehensive income (loss)															$ (3,099,637)

BALANCE AT MARCH 31, 1993	-	$ -	-	$ -	-	$ -	1,564,828	$ 1,564	$ -	$ -	$ 6,249,306	$ (4,734,103)	$ -	$ 1,516,767
(brought forward)
Exercise of Common Stock options	-	-	-	-	-	-	735	1	-	-	187	-	-	188
Sale of Series A Preferred Stock
(3.97 per share, net)	2,119,896	2,120	-	-	-	-	-	-	-	-	8,411,370	-	-	8,413,490
Issuance of Series A Preferred Stock in
exchange for notes (4.50 per share)	222,222	222	-	-	-	-	-	-	-	-	999,778	-	-	1,000,000
Issuance of Common Stock warrants	-	-	-	-	-	-	-	-	-	-	2,119	-	-	2,119
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	-	1,580,320	-	-	1,580,320
Net loss	-	-	-	-	-	-	-	-	-	-	-	(6,899,515)	-	(6,899,515)
Total comprehensive income (loss)															$ (6,899,515)

BALANCE AT MARCH 31, 1994	2,342,118	$ 2,342	-	$ -	-	$ -	1,565,563	$ 1,565	$ -	$ -	$ 17,243,080	$ (11,633,618)	$ -	$ 5,613,369
Sale of Series B Preferred Stock
(4.04 per share, net)	-	-	481,644	482	-	-	-	-	-	-	1,947,149	-	-	1,947,631
Issuance of Common Stock warrants	-	-	-	-	-	-	-	-	-	-	6	-	-	6
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	-	14,859	-	-	14,859
Net loss	-	-	-	-	-	-	-	-	-	-	-	(4,959,312)	-	(4,959,312)
Total comprehensive income (loss)															$ (4,959,312)

BALANCE AT DECEMBER 31, 1994	2,342,118	$ 2,342	481,644	$ 482	-	$ -	1,565,563	$ 1,565	$ -	$ -	$ 19,205,094	$ (16,592,930)	$ -	$ 2,616,553
Sale of Series C Preferred Stock
(4.11 per share, net)	-	-	-	-	2,914,771	2,915	-	-	-	-	11,977,856	-	-	11,980,771
Issuance of Common Stock warrants	-	-	-	-	-	-	-	-	-	-	161	-	-	161
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	-	195,874	-	-	195,874
Net loss	-	-	-	-	-	-	-	-	-	-	-	(8,739,858)	-	(8,739,858)
Total comprehensive income (loss)															$ (8,739,858)

BALANCE AT DECEMBER 31, 1995	2,342,118	$ 2,342	481,644	$ 482	2,914,771	$ 2,915	1,565,563	$ 1,565	$ -	$ -	$ 31,378,985	$ (25,332,788)	$ -	$ 6,053,501
Sale of Common Stock	-	-	-	-	-	-	1,819,000	1,819	-	-	18,026,419	-	-	18,028,238
Conversion of Series A, B, and C
Preferred Stock to Common Stock	(2,342,118)	(2,342)	(481,644)	(482)	(2,914,771)	(2,915)	3,046,474	3,047	-	-	2,692	-	-	-
Exercise of Common Stock warrants	-	-	-	-	-	-	2,058	2	-	-	20,145	-	-	20,147
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	-	26,093	-	-	26,093
Net loss	-	-	-	-	-	-	-	-	-	-	-	(10,036,090)	-	(10,036,090)
Total comprehensive income (loss)															$ (10,036,090)

BALANCE AT DECEMBER 31, 1996		$ -	-	$ -	-	$ -	6,433,095	$ 6,433	$ -	$ -	$ 49,454,334	$ (35,368,878)	$ -	$ 14,091,889
Sale of Common Stock (2.92 per share, net)	-	-	-	-	-	-	2,867,670	2,868	-	-	8,377,583	-	-	8,380,451
Warrants exchanged for Common Stock	-	-	-	-	-	-	643,639	644	-	-	(644)	-	-	-
Exercise of Common Stock options	-	-	-	-	-	-	50,674	50	-	-	168,541	-	-	168,591
Exercise of Common Stock warrants	-	-	-	-	-	-	9,531	10	-	-	93,299	-	-	93,309
Issuance of Common Stock for consulting	-	-	-	-	-	-	25,000	25	-	-	99,975	-	-	100,000
services (4.00 per share, net)											62,579	-	-	62,579
Amortization of deferred compensation
Net loss	-	-	-	-	-	-	-	-	-	-	-	(10,151,041)	-	(10,151,041)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	1,333	1,333
Total comprehensive income (loss)															$ (10,149,708)

BALANCE AT DECEMBER 31, 1997	-	$ -	-	$ -		$ -	10,029,609	$ 10,030	$ -	$ -	$ 58,255,667	$ (45,519,919)	$ 1,333	$ 12,747,111
Repurchase of Common Stock
for treasury (2,246,131 shares)	-	-	-	-	-	-	-	-	(100)	-	-	-	-	(100)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(10,654,597)	-	(10,654,597)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	55,891	55,891
Total comprehensive income (loss)															$ (10,598,706)

BALANCE AT DECEMBER 31, 1998	-	$ -	-	$ -		$ -	10,029,609	$ 10,030	$ (100)	$ -	$ 58,255,667	$ (56,174,516)	$ 57,224	$ 2,148,305
Sale of Common Stock (.05 per share, net)	-	-	-	-	-	-	14,000,000	14,000	-	-	686,000	-	-	700,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,253,696)	-	(1,253,696)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	(43,020)	(43,020)
Total comprehensive income (loss)															$ (1,296,716)

BALANCE AT DECEMBER 31, 1999	-	$ -	-	$ -		$ -	24,029,609	$ 24,030	$ (100)	$ -	$ 58,941,667	$ (57,428,212)	$ 14,204	$ 1,551,589
Issuance of right to purchase Common Stock
in lieu of compensation (0.45 per share)	-	-	-	-	-	-	-	-	-	-	198,000	-	-	198,000
Sale of common stock (0.05 per share)	-	-	-	-	-	-	500,000	500	-	-	24,500	-		25,000
Sale of common stock (0.50 per share)	-	-	-	-	-	-	3,000,000	3,000	-	-	1,497,000	-	-	1,500,000
Memorandum entry to record as expense for
honorary services rendered by a shareholder	-	-	-	-	-	-	-	-	-	-	100,000	-	-	100,000
Repurchase of Common Stock
for treasury (60,000 shares)	-	-	-	-	-	-	-	-	(3,000)	-	-	-	-	(3,000)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,522,233)	-	(1,522,233)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	(14,204)	(14,204)
Total comprehensive income (loss)															$ (1,522,233)

BALANCE AT DECEMBER 31, 2000	-	$ -	-	$ -		$ -	27,529,609	$ 27,530	$ (3,100)	$ -	$ 60,761,167	$ (58,950,445)		$ 1,835,152
Memorandum entry to record as expense for
honorary services rendered by a shareholder	-	-	-	-	-	-	-	-	-	-	100,000	-		100,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,238,687)	-	(2,238,687)
Total comprehensive income (loss)															$ (2,238,687)

BALANCE AT DECEMBER 31, 2001	-	$ -	-	$ -	-	$ -	27,529,609	$ 27,530	$ (3,100)	$ -	$ 60,861,167	$ (61,189,132)	$ -	$ (303,535)
Exercise of Common Stock options	-	-	-	-	-	-	62,745	63	-	-	15,623	-		15,686
Memorandum entry to record as expense for
honorary services rendered by a shareholder	-	-	-	-	-	-	-	-	-	-	100,000	-	-	100,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,888,789)	-	(2,888,789)
Total comprehensive income (loss)															$ (2,888,789)

BALANCE AT DECEMBER 31, 2002	-	$ -	-	$ -	-	$ -	27,592,354	$ 27,593	$ (3,100)	$ -	$ 60,976,790	$ (64,077,921)	$ -	$ (3,076,638)
Issuance of Common Stock for consulting
services (0.30 per share, net)	-	-	-	-	-	-	50,000	50	-		14,950	-	-	15,000
Issuance of Common Stock for consulting
services (0.32 per share, net)	-	-	-	-	-	-	468,749	468	-	-	149,532	-	-	150,000
Issuance of Common Stock for consulting
services (0.11 per share, net)	-	-	-	-	-	-	275,000	275	-	-	29,975	-	-	30,250
Issuance of Common Stock as incentive for
funding by issue of notes (0.25 per share net)	-	-	-	-	-	-	3,187,500	3,188	-	-	793,687	-	-	796,875
Common Stock (410,358 shares) to be issued
for interest accrued on stockholder's advances	-	-	-	-	-	-	-	-	-	410	101,976	-	-	102,386
Memorandum entry to record as expense for
honorary services rendered by a shareholder	-	-	-	-	-	-	-	-	-	-	100,000	-	-	100,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,164,698)	-	(2,164,698)
Total comprehensive income (loss)															$ (2,164,698)

BALANCE AT DECEMBER 31, 2003	-	$ -	-	$ -	-	$ -	31,573,603	$ 31,574	$ (3,100)	$ 410	$ 62,166,910	$ (66,242,619)	$ -	$ (4,046,825)
Issuance of Common Stock as incentive for
funding by issue of notes (0.25 per share net)	-	-	-	-	-	-	1,812,500	1,813	-	-	451,312	-	-	453,125
Issuance of Common Stock as incentive for
funding by issue of notes (0.31 per share net)	-	-	-	-	-	-	1,895,000	1,895	-	-	585,555	-	-	587,450
Sale of Common Stock (0.10 per share)	-	-	-	-	-	-	1,224,000	1,224	-	-	160,601	-	-	161,825
Common Stock (286,421 shares) to be issued
for interest accrued on stockholder's advances	-	-	-	-	-	-	-	-	-	287	64,456	-	-	64,743
Common Stock (2,500,000 shares) to be issued
for payment penalty on notes payable	-	-	-	-	-	-	-	-	-	2,500	347,500	-	-	350,000
Memorandum entry to record as expense for
honorary services rendered by a shareholder	-	-	-	-	-	-	-	-	-	-	100,000	-	-	100,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,846,517)	-	(3,846,517)
Total comprehensive income (loss)															$ (3,846,517)

BALANCE AT DECEMBER 31, 2004	-	$ -	-	$ -	-	$ -	36,505,103	$ 36,506	$ (3,100)	$ 3,197	$ 63,876,334	$ (70,089,136)	$ -	$ (6,176,199)
Sale of Common Stock ( for not less than $0.10 per share)	-	-	-	-	-	-	3,240,333	3,240	-	-	382,178	-	-	385,418
Common Stock (2,310,300 shares) to be issued
for interest accrued on stockholder's advances		-	-	-	-	-	-	-	-	2,310	83,430	-	-	85,740
Issue of shares of Common Stock for payment
penalty on notes payable	-	-	-	-	-	-	897,500	897	-	-	17,052	-	-	17,949
Issue of shares of Common Stock for payment
penalty on notes payable	-	-	-	-	-	-	2,500,000	2,500	-	(2,500)	-	-	-	-
Memorandum entry to record as expense for
honorary services rendered by a shareholder	-	-	-	-	-	-	-	-	-	-	100,000	-	-	100,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,926,292)	-	(1,926,292)
Total comprehensive income (loss)															$ (1,926,292)

BALANCE AT DECEMBER 31, 2005	-	$ -	-	$ -	-	$ -	43,142,936	$ 43,143	$ (3,100)	$ 3,007	$ 64,458,994	$ (72,015,428)	$ -	$ (7,513,384)
Common Stock (841,438 shares) to be issued
for interest accrued on stockholder's advances	-	-	-	-	-	-	-	-	-	842	24,401	-	-	25,243
Options issued for consulting services	-	-	-	-	-	-	-	-	-	-	47,512	-	-	47,512
Memorandum entry to record as expense for
honorary services rendered by a shareholder	-	-	-	-	-	-	-	-	-	-	25,000	-	-	25,000
Debt converted to stock	12,300,000	12,300	-	-	-	-	9,994,550	9,995	-	-	1,707,433	-	-	1,729,728
Net loss	-	-	-	-	-	-	-	-	-	-	-	(809,091)	-	(809,091)
Total comprehensive income (loss)															$ (809,091)

BALANCE AT DECEMBER 31, 2006	12,300,000	$ 12,300	-	$ -	-	$ -	53,137,486	$ 53,138	$ (3,100)	$ 3,849	$ 66,263,340	$ (72,824,519)	$ -	$ (6,494,992)
Issuance of Common Stock for cash							1,000,000	1,000			99,000			100,000
Issuance of Common Stock for conversion of debt	-	-	-	-	-	-	1,000,000	1,000	-	-	99,000	-	-	100,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,276,873)	-	(1,276,873)
Total comprehensive income (loss)															$ (1,276,873)

BALANCE AT DECEMBER 31, 2007	12,300,000	$ 12,300	-	$ -	-	$ -	55,137,486	$ 55,138	$ (3,100)	$ 3,849	$ 66,461,340	$ (74,101,392)	$ -	$ (7,571,865)

See notes to condensed financial statements

BIOFIELD CORP. ( A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

			Period October 16,
			1987 (Date of
	Year Ended		Inception) Through
	December 31,		December 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,276,873)	$ (809,091)	$ (74,101,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	816	1,498	2,762,022
Amortization of premiums on short-term investments	-	-	156,692
Amortization of deferred financing costs	-	-	2,129,643
Loss on disposal of property and equipment	-	-	194,102
Loss on license and settlement agreements	-	-	49,026
Loss on abandonment of patent applications	-	-	303,234
Loss on inventory write-down	-	-	693,500
Impairment of intangible assets	-	-	194,268
Vendor settlements	-	-	(77,257)
Noncash compensation	-	25,000	3,533,451
Gain from disposition of fixed assets	-	-	(159,473)
Interest paid in common stock	-	25,243	575,260
Commisions and discounts on sale of common stock	-	-	96,919
Loan repayment default payable in shares of common stock	-	-	350,000
Consultancy fees paid in options	-	47,512	242,762
Changes in assets and liabilities:
Notes receivable	(11,004)	-	(11,004)
Inventories	-	-	(693,500)
Prepaids	(766)	(8,234)	(141,582)
Due to affiliate	(8,234)	8,234	329,687
Accounts payable and accrued liabilities	326,574	331,664	2,428,613
Net cash used in operating activities	(969,487)	(378,174)	(61,145,029)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(6,948)	-	(2,617,639)
Costs incurred for patents and patent applications	-	-	(782,527)
Proceeds from sale of property and equipment	-	-	294,748
Purchases of short-term investments	-	-	(26,476,638)
Proceeds from sale and maturity of short-term investments	-	-	26,406,378
Net cash used in investing activities	(6,948)	-	(3,175,678)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capitalized lease obligations	-	-	(82,234)
Proceeds from issuance of preferred stock - net	-	-	22,341,892
Proceeds from issuance of common stock and common stock warrants - net	-	1,729,728	35,203,258
Proceeds from issuance of common stock	100,000	-	398,546

Proceeds from issuance of notes payable	66,808	110,000	1,555,808
Proceeds from borrowings on line of credit	342,180	-	342,180
Notes financing costs	281,805	267,741	543,882
Advances from stockholder and related party	196,609	-	3,473,495
Repayments of advances from stockholder	-	(1,729,728)	(1,874,728)
Repurchases of common stock held in treasury	-	-	(3,100)
Proceeds from notes payable issued to stockholder and related party	-	-	2,546,533
Net cash provided by financing activities	987,402	377,741	64,445,532
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,967	(433)	124,825
EFFECT OF EXCHANGE RATE CHANGES	-	-	(111,497)
BEGINNING OF PERIOD	2,361	2,794	-
END OF PERIOD	$ 13,328	$ 2,361	$ 13,328

Supplementary disclosure of cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

See notes to condensed financial statements

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Period October 16,
1987 (Date of
	December 31,		Inception) Through
	2007	2006	December 31, 2007
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ 857,003
Cash paid for taxes	$ -	$ -	$ -

SUPPLEMENTAL SCHEDULE FOR NONCASH
INVESTING AND FINANCING ACTIVITIES:
During the fiscal year ended December 31, 2005, 897,500 shares of Common Stock
due as penalty for non-payment of notes payable on maturity issued:	$ -	$ -	$ 17,949

During the fiscal year ended December 31, 2005, a principal shareholder and his associates repaid the Company's line of credit and the debt is reflected in the financial statements as
advances from stockholder:	$ -	$ -	$ 1,200,000

During the fiscal year ended December 31, 2007, 1,000,000 shares of Common Stock
issued to former employee, in lieu of accrued liabilities	$100,000	$ -	$ 100,000

See notes to condensed financial statements

BIOFIELD CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

Organization

Biofield Corp. (the “Company”) is a development stage company that has developed a highly proprietary system to assist in detecting breast cancer. The procedure is non-invasive and radiation- and compression-free. The procedure produces objective results within 20 minutes without the need for interpretation by a radiologist.  The Company’s breast cancer diagnostic device, the Biofield Diagnostic System (“BDS”), employs single-use sensors to measure and analyze changes in cellular electrical charge distributions associated with the development of epithelial cancers, such as breast cancer.  The new prototype of the device is portable and the size of a laptop computer.  The sensors are similar in size to an EEG/ EKG sensor. The current system is a final complete product and has received CE mark Certification from the European regulatory authorities. The CE mark certification, which permits companies to market in European Union member countries, was received in connection with our former facility in Alpharetta, Georgia.  The Company is considering other facilities which have already secured CE Mark certification.  The Company currently operates in the biomedical device market segment.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

Through March 31, 2006, the Company’s focus and resources were primarily directed towards securing approval of the BDS from the U.S. Food and Drug Administration (“U.S. FDA”) to distribute in the U.S.  The Company continued to incur significant losses associated with these activities and generated little or no sales.  Subsequent to March 31, 2006, The MacKay Group (“MKG”) took control of the Company’s management and operations (the “MKG Acquisition”). Post-MKG Acquisition, the Company changed its primary focus towards penetrating foreign markets with significant populations of women, where MKG had significant industry and government contacts and relationships, where the need for the BDS appeared compelling, and where the regulatory hurdles were not as burdensome. The Company has secured or is working to secure significant government, distribution, research and development and manufacture networks in the People’s Republic of China, India, the Philippines and other parts of Asia, Mexico, Latin America, the Caribbean, Africa, Europe, and the Middle East.  The Company will continue its efforts to secure U.S. FDA approval. The Company believes that the government and industry relationships, the possible significant clinical data and research and development (especially as it may pertain to screening and other cancers), and revenues it secures abroad will facilitate its efforts to secure U.S. FDA approval.

From April 1, 2006 to December 31, 2006, the Company’s time, energies, and resources were focused towards transitioning the Company from prior management to MKG.  This included the tasks of moving the Company’s facilities, inventory, and operations from Alpharetta, Georgia to Philadelphia, Pennsylvania and transferring and reorganizing voluminous amounts of clinical and technological data, and financial records.  The Company has since completed the move to a facility in King of Prussia, Pennsylvania.  With the transfer of vital financial and regulatory records, the Company diligently proceeded during 2007 to bring all of its Security and Exchange Commission (“SEC”) filings current. During the transition, MKG successfully reduced approximately $2 million of the Company’s debt by converting it to stock, and continues to work toward further debt reduction.

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  The Company has incurred operating losses since its inception. This condition raises substantial doubt as to the Company’s ability to continue as a going concern as such continuance is dependent upon the Company’s ability to raise sufficient capital. Management’s plans regarding these matters, with the objective of improving liquidity and sustaining profitability in future years encompass the following:

•

Move from a development stage entity to an operating entity;

•

Settling legacy outstanding obligations;

•

Continued review of all expenditures in order to minimize costs;

•

Raise additional working capital as necessary; and

•

Generate revenue from foreign markets such as China and India where MKG has significant government and industrial relationships.

In the absence of additional financing the Company may be unable to satisfy past due obligations. Management believes that the actions presently being taken provide the opportunity to improve liquidity and sustain profitability. However, there are no assurances that management’s plans will be achieved. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Ultimately, the Company must achieve profitable operations if it is to be a viable entity.

The Company has never declared or paid any cash dividends on capital stock and do not intend to pay any cash dividends in the foreseeable future.

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

Patents and Other Intangible Assets

The costs of patents are amortized on a straight-line basis over their estimated economic life, but not exceeding 17 years. In December 2005, during the Company’s annual review of the carrying values of patents and trademarks, management determined that, due to increased uncertainty about obtaining FDA’s approval to sell the Company’s device in the United States, the recoverability of the carrying values of patents and trade marks was doubtful. Due to the uncertainties management was unable to determine and project future undiscounted cash flows for these assets with reasonable accuracy. Consequently, the Company recorded an impairment charge of $194,268 to provide in full for these assets, and this amount is recorded as a component of operating expenses in the Income Statement as a separate line item.

Revenue Recognition

The Company has adopted and follows the guidance provided in the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements.

Income Taxes

The Company accounts for income taxes under Statement of Financial Account Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS” No. 109). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Due to the net loss incurred in all periods, there is no provision for income taxes provided as a full valuation allowance has been established.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

The Company reviews the terms of convertible debt and equity instruments that are issued to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. When the risks and rewards of any embedded derivative instrument are not “clearly and closely” related to the risks and rewards of the host instrument, the embedded derivative instrument is generally required to be bifurcated and accounted for separately.

The conversion option has the risks and rewards associated with an equity instrument, not a debt instrument, because its value is related to the value of our common stock. Nonetheless, if the host instrument is considered to be “conventional convertible debt” (or “conventional convertible preferred stock”), bifurcation of the embedded conversion option is generally not required. However, if the instrument is not considered to be conventional convertible debt (or conventional convertible preferred stock), bifurcation of the embedded conversion option may be required in certain circumstances. Generally, where the ability to physical or net-share settle the conversion option is deemed to be not within the control of the Company, the embedded conversion option is required to be bifurcated and accounted for as a derivative financial instrument liability. The Company currently does not have any such instruments requiring classification as a liability.

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

During 2007 and 2006 none of the above mentioned convertible debt and equity instruments were considered to be derivative instruments.

Warrants

The Company issues warrants to purchase the Company’s common stock in conjunction with debt and certain preferred stock issues. Warrants are accounted for in accordance with the provisions of Accounting Principles Bulletin (“APB”) No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“APB No.14”) and Emerging Issues Task Force (“EITF”) No. 00-19, Accounting for Derivative Financial Instruments Accounting for Derivative Financial Instruments Indexed to or Potentially Settled in Indexed to or Potentially Settled in a Company’s Own Stock (“EITF 00-19”). The fair value of warrants granted in conjunction with debt and equity issuances is estimated on the grant date using the Black-Scholes option pricing model. The value of warrants is separated from the total consideration of each issue and included as an element of additional paid-in capital.

Net Loss Per Share

Basic and diluted net losses per common share are presented in accordance with SFAS No.128, Earning Per Share, for all periods presented. Stock subscriptions, options and warrants have been excluded from the calculation of the diluted loss per share for the years ended December 31, 2007 and 2006, because all such securities were anti-dilutive. The net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the periods.

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

Research and Development

The Company accounts for research and development costs in accordance with the SFAS No. 2, “Accounting for Research and Development Costs”. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  Total expenditures on research and product development incurred for the period from October 16, 1987 (date of inception) to December 31, 2005 were $40,481,889.  In 2007 and 2006 there were no additional expenditures on research and product development.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances.  Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In December, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (hereinafter “SFAS No. 141 (revised 2007)”). This statement establishes principles and requirements for how an acquirer a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The scope of SFAS No. 141 (revised 2007) is broader than the scope of SFAS No. 141, which it replaces. The effective date of SFAS No. 141 (revised 2007) is for all acquisitions in which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement has no immediate material effect on the Company’s financial condition or results of operations.

In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (hereinafter “SFAS No. 160”). This statement establishes accounting and reporting standards that require a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position with equity, but separate from the parent’s equity, b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, d) when a subsidiary is deconsolidated, any retained noncontrolling  equity investment in the former subsidiary be initially measured at fair value and e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The effective date of this standard is for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

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

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for the Company beginning October 1, 2007. The adoption of SAB No. 108 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation, in its statement of financial position. SFAS No. 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end. SFAS No. 158 is effective for the Company for its fiscal year ended September 30, 2007. The Company is currently evaluating the impact of SFAS No. 158 on its consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure about the use of fair value measures, the information used to measure fair value, and the effect fair-value measurements have on earnings. The primary areas in which the Company utilizes fair value measures are valuing pension plan assets and liabilities, valuing hedge-related derivative financial instruments, allocating purchase price to the assets and liabilities of acquired companies, and evaluating long-term assets for potential impairment. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for the Company beginning October 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return, including a decision whether or not to file a return in a particular jurisdiction. Under this new guidance, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. This guidance also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of unrecognized tax benefits. FIN 48 is effective for annual periods beginning after December 15, 2006. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In June 2006, the FASB ratified the consensus reached by the EITF in Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). The scope of this issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer and may include, but is not limited to, sales, use, value-added, and some excise taxes. EITF 06-3 requires the disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method and are significant. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In March, 2006, the FASB issued SFAS 156, “Accounting for Services of Financial Assets – an Amendment of FASB Statement No. 140” (hereinafter “SFAS No. 156”). This statement amends FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract that results from a transfer, acquisition or assumption of financial assets or liabilities. This statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. This statement permits an entity to choose among two subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities. This statement also permits at its initial adoption a one time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. Finally, this statement requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In February, 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140” (hereinafter “SFAS No. 155”). This statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement clarifies which interest-only strips and principal-only strips are not subject to the requirement of Statement No. 133. This statement establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This statement clarifies that concentration of credit risk in the form of subordination are not embedded derivatives. Finally, this statement amends Statement No. 140 to eliminate prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The adoption of this statement had no material effect on the Company’s financial condition or results of operations.

NOTE 4 – MATERIAL DEVELOPMENTS

The March 30, 2006 MKG Acquisition

On March 30, 2006, MKG took control of the Company’s management and operations as a result of a series of agreements detailed in and attached to the Company’s April 6, 2006 Form 8-K.  The explicit objective of the agreements was to give MKG control of the Company’s management, board, operations, and 51% of the Company’s common shares on a fully diluted basis.  The change of control was effectuated by way of, among other things, stock acquisitions, debt conversion, and board changes. All of the agreements were reviewed and approved by the Company’s then board (Dr. David Long, Dr. Raymond Long, and John Stephens) and by the Company’s then securities counsel.  As of the MKG Acquisition, all of the Company’s prior royalty, distribution, employment, research and development, and consulting agreements had been or were terminated.

MKG acquired all of the Company’s common shares (8,747,528 shares) owned by the Company’s former chairman and chief executive officer, Dr. David Long and his family and affiliates, pursuant to a Stock Acquisition and Voting Agreement between MKG and Dr. David Long, Mrs. Donna Long, Dr. Raymond Long, the Long Family Trust, and the Long Family Partners II, LP (the “Long Agreement”) and a Stock Acquisition Agreement between MKG and the David and Donna Long

Family Foundation (the “Long Foundation Agreement”).  In total, MKG acquired approximately 17.49% of all common shares of the Company on a fully diluted basis or approximately 20.6% of all outstanding shares of common stock of the Company issued as of December 31, 2005.  As reported in the Form 3/A filed January 22, 2008, 5,898,495 of those shares acquired by MKG were subsequently assigned to James MacKay as MKG’s designee in accordance with the Long Agreement and Long Foundation Agreement.

In accordance with the stock acquisition agreements and the Company’s prior board’s approval thereof, board members, John Stephens and Dr. Raymond Long, resigned and were replaced by James MacKay and Michael Yom.   MacKay became chairman and Yom became president.  In 2007 Yom became chief operating officer and in 2008 resigned as chief operating officer.  Dr. David Long remained a board member until his death in April 2006.  His board seat was subsequently filled by Michael Antonoplos, the Company’s current interim chief executive officer, secretary and chief accounting officer.

Under the Long Agreement, MKG agreed to take control of the Company’s management and operations, fund the Company, help restructure the Company’s debt, and use its government and industry contacts and relationships in Asia, Europe, and elsewhere to distribute, manufacture, and develop the BDS in foreign markets.

Under the Long Agreement, MKG agreed to give the Longs a royalty equal to 1% of the Company’s net sales worldwide for three years commencing as of March 31, 2006.  MKG also entered into a three-year, $60,000 per year consulting agreement with Dr. David Long or his nominee.

The Debt Conversion

The Long Agreement also provided for the reduction of $2 million of the Company’s debt owed to Dr. David Long and his family and affiliates by way of an assignment of this debt to MKG and the subsequent conversion of the debt into stock.  The assignment and debt conversion (including conversion rate) were reviewed and approved by the Company’s prior management, board, and securities counsel.

Under the Long Agreement, the Longs and their affiliates (“LFCG”) assigned approximately $2 million (comprising principal and accrued interest) of the total debt (over $4.3 million) owed them by the Company to MKG.  MKG was entitled to designate which portion of the total LFCG debt to assign.  The assigned debt was to be converted into stock of the Company at $0.05 per share (the “Converted Shares”).  Upon conversion, MKG retained a portion of the Converted Shares so that, together with the shares MKG acquired from LFCG and the David and Donna Long Family Foundation, MKG would then hold 51% of all the shares of Common Stock issued and outstanding on a fully-diluted basis.  Any shares remaining of the Converted Shares not retained by MKG were to be transferred to LFCG, provided that LFCG agreed to deliver a proxy with respect to all voting rights associated with those remaining shares.  In addition, pursuant to the Long Agreement, to the extent that any other debt owed to LFCG by the Company is converted into shares of Common Stock, LFCG agreed to transfer 51% of such shares to MKG.

On April 3, 2006 MKG made a demand on the Company to effectuate the debt conversion, designating certain portions of the total LFCG debt.  In accordance with the Long Agreement, the Company’s current board ratified the prior board’s approval of the debt conversion and authorized the conversion as of MKG’s demand of $499,728 of the assigned debt into 9,994,550 common shares and $1,230,000 of the assigned debt into 12,300,000 shares of the Preferred Series A stock of the Company, with such shares to be issued to James MacKay as MKG’s designee.  Mr. MacKay is the principal of MKG and is Chairman of the Board of the Company.  All remaining portions of the assigned debt not converted (e.g., $270,273) were retained by MKG and are entitled to be converted at a later time.

On January 17, 2008, the Corporation issued 9,994,550 shares of common stock and 12,300,000 shares of voting preferred stock of the Corporation to Mr. MacKay to consummate the conversion of the Converted Debt.  Each share of voting preferred stock entitles the holder thereto to two (2) votes.

As a result of the issuance of common stock and voting preferred stock pursuant to the conversion of Converted Debt, Mr. MacKay became the holder of shares of the Corporation’s capital stock entitling him to approximately 51.96% of all of the votes entitled to be cast by stockholders of the Corporation on a fully-diluted basis (i.e., counting all outstanding options and warrants on an as-exercised basis).

The MKG Master License

On July 27, 2007, the Company signed a master license agreement (the “Agreement”) with MKG. Pursuant to the Agreement, the Company granted to MKG an exclusive (even to the Company), sub licensable, royalty-bearing, worldwide license to make, have made, use, import, offer for sale, and sell devices, sensors and other products or services incorporating the Company’s patented and unpatented breast cancer detection technology, including, but not limited to, the BDS device, the Biofield Breast Cancer Proliferation Detection System, the Breast Cancer Diagnostic Device, and the Biofield Breast Examination or BBESM  (collectively, the “Technology”).  The Company also granted MKG, on a worldwide basis, the Exclusive Distribution, Manufacturing, Development, Clinical, and research and development rights (as those terms are defined in the Agreement) with regard to the Technology. Under the Agreement, MKG assumes from the Company the sole responsibility and expense to market, manufacture, further develop (clinically and technically), and otherwise commercialize the Technology. MKG further assumes from the Company the sole responsibility and expense to secure additional regulatory approvals and to conduct additional clinical trials and R&D.  MKG will also make commercially reasonable efforts to, among other things, further develop the Technology for screening, as opposed to purely diagnostic, purposes and for cancers other than breast cancer.

In return for the exclusive worldwide license, MKG will pay the Company royalties based on gross receipts received by MKG and its affiliates in connection with the Technology. MKG must pay minimum royalties. In addition to royalties, MKG will pay the Company licensing fees based upon certain milestones. The term of the Agreement is 10 years with automatic renewals for additional 10-year terms unless terminated by one of the parties pursuant to the terms of the Agreement.

NOTE 5 - INVENTORIES

Inventories at December 31, 2007 and 2006 consisted of the following:

	2007	2006

Components and supplies	$37,749	$37,749
Finished goods	437,669	481,669
	475,418	519,418
Less accumulated depreciation	(475,418)	(519,418)
	$-	$-

During 2007 eleven devices, which had been fully reserved, were sold.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2007 and 2006 consisted of the following:

	2007	2006

Furniture and office equipment	$61,686	$54,738
Plant and production equipment	144,308	144,308
	205,994	199,046
Less accumulated depreciation	199,393	198,577
	$6,601	$469

Depreciation expenses in 2007, 2006 and for the period from inception through December 31, 2007, were $816, $1,498, and $2,295,961, respectively.

NOTE 7 - PATENT AND PATENT APPLICATION COSTS

In December 2005, during the Company’s annual review of the carrying values of patents and trademarks, management determined that, due to increased uncertainty in obtaining FDA’s approval to sell the Company’s device in the United States, the recoverability of the carrying values of Patents and Trade Marks was in doubt. Management was unable to determine and project future undiscounted cash flows for these assets with reasonable accuracy due to the uncertainties. Consequently, the Company recorded an impairment charge of $194,268 for the full carrying value of these assets as a component of operating expenses in the statement of operations as a separate line item.

Accumulated amortization for patents was $486,860 at December 31, 2007.  There were no amortization expenses for the year ended December 1, 2007. Amortization expenses for 2006 and for the period from inception through December 31, 2007, were $37,592 and $486,860 respectively.

NOTE 8 - ACCRUED  EXPENSES

Accrued expenses at December 31, 2007 and 2006 consisted of the following:

	2007	2008
Professional fees	$ 132,573	$ 35,750
Due to ex-employees	117,245	217,245

Other	180,671	791
	$ 430,489	$ 253,786

Due to severe cash flow constraints experienced by the Company in 2003, its employees were not paid salaries from April 16, 2003 to October 31, 2003.  Five of its six employees then agreed to the deferment of the payment of the salary due to them, payable with 100% interest thereon, until the receipt of the proceeds from new funding.  The Company also granted options to acquire 514,227 shares of Common Stock to these employees at an exercise price of $0.33 per share, the closing market price of the Company’s shares of Common Stock on the date of the grant in consideration for the reduction in remuneration accepted by them during the first four months of 2003.  On September 11, 2007, the Company agreed to issue its former chief operating officer, John Stephens, 1,000,000 shares of common stock for services rendered.  The share price at the close of the market on September 11, 2007 was $0.10.  As of December 31, 2007, the unpaid salary and interest thereon, together with unpaid remuneration for subsequent periods, amounting to $117,245 and is recorded as accrued expenses in the financial statements.

NOTE 9 – DUE TO AFFILIATE

As of December 31, 2007 and 2006 the Company had recorded $329,687 and $337,921, respectively, for amounts due to affiliates.

The Company, over time, has recorded amounts due to Abel Laboratories, which was an affiliate of the Company’s former Chairman, CEO and principal shareholder, Dr. David Long. The amount due to Abel Laboratories is related to various laboratory expenses and, as of December 31, 2007 and 2006, remained constant at $329,687.  Interest does not accrue on the amount due, there is no maturity date and the amount is due on demand and does not have any convertible features.

During 2006, the Company recorded amounts due to MKG totaling $8,234, related to outside consulting fees and travel expenses associated with demonstrating the BDS in Mexico. MKG controls the Company’s management, board and operations.  Interest does not accrue on the amount due, there is no maturity date and the amount is due on demand and does not have any convertible features.

On January 5, 2007 MKG agreed to advance additional funds to the Company under a line of credit.  Under the line of credit, monies advanced by MKG would bear 12% simple annual interest.  There was no maturity date.  MKG had the option to convert the principal and accrued interest into stock at a share price equal to the lesser of: (a) the 70% of the share price at the close of the market as of receipt of funds; or (b) the terms extended by the Company to a funder making a total equity investment of at least US$1 million or in connection with a merger/acquisition or change in control. In 2007, MKG advanced the Company approximately $382,000.  The interest accrued for MKG advances in 2007 was $19,185.

NOTE 10 – ADVANCES FROM STOCKHOLDER

As of December 31, 2007 and 2006, the Company had recorded $2,162,703 and $1,966,094, respectively, for advances from stockholder.

The Company’s operations from 2002 to the March 30, 2006 MKG Acquisition were primarily funded through advances, among other funding vehicles, by its then majority shareholder, chairman, and chief executive officer, Dr. David Long, and his family and affiliates LFCG.  As of December 31, 2005, the Company’s overall debt to LFCG was approximately $4,425,853, of which $3,488,816 was recorded as advances from stockholder.

On March 30, 2006, to induce MKG to take control of the Company and to effectuate the transfer to MKG of 51% of the Company’s stock on a fully diluted basis, LFCG agreed to assign MKG approximately $2 million of the total debt owed to it by the Company (the “Assigned Debt”). Under the MKG-LFCG Agreement, the Assigned Debt was to be converted into stock of the Company at a conversion rate commensurate to $0.05 per common share. The Conversion Rate was established and approved by the Company’s then board, management, and securities counsel upon review of the Company’s share price during the preceding months. On March 30, 2006, the closing price was $0.03 per share. During the preceding three months, the closing price fluctuated primarily between $0.02 and $0.04. Under MKG-LFCG Agreement, MKG had the right to designate which portions of the overall debt owed by the Company to LFCG for assignment and conversion.

On April 3, 2006, MKG made a demand on the Company to effectuate the debt conversion. In accordance with the Long Agreement and MKG’s demand, the Company’s current board ratified the prior board’s approval of the debt conversion and authorized the conversion as follows:

Portion of Assigned Debt to be Converted	Shares to be Issued Upon Conversion	Conversion Rate
$499,728	9,994,550 Common Stock	$0.05 per Common Share
$1,230,000	12,300,000 shares of the Preferred Series A Stock	$0.10 per Preferred Series A Share

The advances bear interest at 10% per annum. In 2007 and 2006, the Company accrued $263,418 and $207,006, respectfully, of interest for this account and has record this amount in advances from stockholder.  All interest accruing on the advances from stockholder are payable to LFCG.  There is no maturity date for the advances from stockholder and only $270,273, which is retained by MKG, is entitled to be converted to stock at a later time.  The remaining amount outstanding is still assigned to LFCG.

NOTE 11 – NOTES PAYABLE

Notes Payable

During 2006, the Company issued notes totaling $110,000 for past due obligations.  These notes bear interest at 18% through the maximum amount allowed by law. For the year ended December 31, 2007 and 2006, respectively, $19,800 and $3,700 of interest was recorded in accrued interest.  These notes were due at various dates during 2006 and 2007 and are in default.   The Company continues to work with the holders of these notes to resolve the defaults.

Notes Payable to Stockholder

As of December 31, 2007 and 2006, the Company had recorded $801,702 and $668,085, respectively, for notes payable to stockholder. In 2002, the Company issued a 10% promissory convertible note in the principal amount of $450,000 to a stockholder. The note, with accrued unpaid interest, has no maturity date and is convertible at the option of the holder into subscriptions of common stock at a rate of $0.40 per share.  Interest for 2007 and 2006, totaled $66,808 and $60,735, respectively, and have been added to the note amount.

Notes Payable for Private Placements

Over the course of time, the Company sold various private placements in various increments of units of debt and common stock. These notes payable as of December 31, 2007 and 2006, totaled $1,379,000.  Interest accrues at either 12% or 18%, depending upon the date of placement of note, and for 2007 and 2006 totaled $239,220 and $247,370, respectively, and has been recorded in accrued interest.  The notes for these private placements were due on various dates and the Company is currently in default. Until the notes issued under the private placements are repaid, the holders of the notes have the right to participate in any offering by the Company of its equity securities (including convertible debt) by using the notes (and accrued interest thereon) to acquire such equity securities at a 25% discount from the offering price (and if the offering is of convertible debt to acquire such debt at face with a conversion feature at a 25% discount).

NOTE 12 – STOCKHOLDERS’ EQUITY

Treasury Stock

In December 1998, the Company repurchased 2,246,131 shares of Common Stock for $100. In June 2000, the Company repurchased 60,000 shares of Common Stock for $3,000 from an executive who resigned.  The Company holds all of these shares in its treasury.  There are no changes as of December 31, 2007.

Debt Conversion to Preferred and Common Stock

In April 2006, the Company elected to convert $1,729,728 of the Long debt to preferred and common stock (see debt conversion note).

Voluntary Services Rendered by Dr. David Long

During 2006, Dr. Long has provided services to the Company without compensation.  The value of his services has been estimated at $25,000 for the years ended December 31, 2006, , which amounts were recorded as a non-cash expense with a corresponding increase in the additional paid-in capital.

Options Issued for Consulting Fees

The Company issued 1.2 million options based upon the fair value of service render at $47,512 for consulting fees recognized in operating results for the year ended December 31, 2006. These options have an exercise price of $0.04 per share and expire on February 23, 2011. During 2007 there were no options issued.

Shares Due for Interest Accrued on Advances From Stockholder

Interest on certain advances from stockholder are payable in stock subscriptions of common stock. At December 31, 2006, stock subscriptions of common stock have been reserved for issuance in payment of the then accrued interest. 2006, the total accrued interest of $25,243 had been added to additional paid-in capital and stock subscriptions, pending the issuance of 841,438 shares of common stock.

NOTE 13 - INCOME TAXES

The benefit for income taxes from continued operations for the years ended December 31, 2007 and 2006, consist of the following:

	December 31,
	2007	2006

Current:
Federal and state	$-	$-
Deferred:
Federal and state	393,439	370,332
	393,439	370,332
Increase in valuation allowance	(393,439)	(370,332)
Benefit for income taxes, net	$-	$-

The above benefits for 2007 and 2006 were calculated using a federal and state tax estimated rate as noted below:

Statutory federal and state income tax rate	34.00%
Valuation allowance	(34.00%)

Effective tax rate	0.00%

The net deferred tax assets and liabilities are comprised of the following:

	2007	2006
Deferred tax assets:
Current	$-	$-
Net operating loss carry forward Research and development credits	22,201,778	22,458,273
	510,609	510,609
Total deferred tax assets	22,712,387	22,968,882

Less valuation allowance	(22,712,387)	(22,968,882)
Net deferred income tax asset	$-	$-

At December 31, 2007, the Company had federal net operating loss carry-forwards totaling approximately $67 million which will begin expiring in years 2008 through 2027. However, substantially all of the net operating loss carry forwards are not utilizable, as a result of the limitations imposed by Section 382 of the Internal Revenue Code, due to ownership changes in 1992, 1995, 1997, 1999 and 2006.  To the extent that these losses and general business credits are utilizable, they may be offset against future U.S. taxable income, if any, during the carry forward period.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

As of April 1, 2006, the Company moved its corporate headquarters from Alpharetta, Georgia to 1615 Walnut Street, 3rd and 4th Floors, Philadelphia, Pennsylvania.  In June 2007, pursuant of a 3-year lease, the Company relocated all of its operations to a new office in King of Prussia, Pennsylvania.  The monthly rent for the King of Prussia office is approximately $4,000, including utilities.

Rent
2008	41,523
2009	42,572
2010	17,920
Total	$102,015

In light of the Company's arrangements with a certified medical device manufacturing facility to help co-manage the Company's U.S. operations, the Company is working to terminate the King of Prussia office lease with the landlord, which sent a default notice on March 10, 2008, and which after applying the security deposit is effectively owed a balance for the Company's occupancy during April 2008.

Pursuant the Long Agreement, the Company is required to pay LFCG collectively a 1% royalty with respect to net sales of the Company’s products worldwide for three years commencing March 30, 2006.

Pursuant to the March 30, 2006 Consulting Agreement, the Company is required to pay Dr. David Long or his nominees $60,000 per annum in consulting fees for three years commencing March 30, 2006.

As a result of the MKG Acquisition, all of the Company’s employment, consulting, royalty, and distribution agreements existing as of March 30, 2006, were terminated.

The Company is not a party to any pending legal proceeding which is not routine litigation incidental to our business or which involves a claim for damages exceeding 10% of our current assets, nor are we aware of any current proceeding concerning us that a governmental authority may be contemplating.

The Company had a revolving line of credit arrangement with a commercial bank which expired on May 2, 2005, and as of December 31, 2007, the amount paid off by Dr. Long and his affiliates is shown as Advances from Stockholder in the accompanying Balance Sheet.

NOTE 15 - ROYALTY AGREEMENT

As a condition precedent to MKG’s agreement to take control of the Company and as was agreed upon and represented by the Company’s prior management and board, all royalty agreements existing as of March 30, 2006, had either expired or had been terminated or were since terminated.

As part of the Long Agreement, LFCG was given a royalty of 1% of the net sales of the Company’s products worldwide for a three-year period commencing as of March 30, 2006.

The Company entered into a master license agreement with MKG giving MKG an exclusive (even to the Company), sub licensable, royalty-bearing license to make, have made, use, import, offer for sale, and sell devices, sensors, and other products or services incorporating the Company’s technology.  In return, MKG agreed to pay the Company royalties based upon a gross receipts step scale. MKG was further subject to a minimum royalty payment requirement. MKG also agreed to pay the Company a licensing fee in accordance with certain milestone requirements. The term of the Master License Agreement is 10 years, with automatic renewals for additional 10-year terms, unless properly terminated in accordance with the terms and conditions of the Agreement.

NOTE 16 - RELATED PARTY TRANSACTIONS

On March 30, 2006, the Company’s then largest shareholder (over 5%), chairman, and chief executive officer, Dr. David Long, his family and affiliates entered into a Stock Acquisition and Voting Rights Agreement with MKG. On the same date, the David and Donna Long Family Foundation (the “Long Foundation”) entered into a similar Stock Acquisition Agreement with MKG (the “Long Foundation-MKG Agreement”).  The Long Foundation is a Delaware non–stock, non-profit corporation, of which Dr. David Long is the founder, and with respect to which Dr. David Long does not have the ability to sell its assets and vote any of its securities and of which securities Dr. David Long disclaims beneficial ownership.

•

MKG acquired all of the Company’s shares held by LFCG and the Long Foundation, which represented approximately 17.49% of all shares of common stock of the Issuer on a fully diluted basis or approximately 20.6% of all shares of common shares of the Issuer issued as of December 31, 2005;

•

LFCG assigned $2 million of the total debt owed to LFCG by the Company (the “Assigned Debt”);

•

The Assigned Debt was to be converted into Company stock at a conversion rate of $0.05 per common share, with a portion of the converted shares going to MKG in a manner which would result in MKG’s ownership of 51% of all of the Company’s common shares issued and outstanding on a fully-diluted basis, and with remainder going to LFCG;

•

MKG agreed to take control of the Company and its management, operations, and board as of March 30, 2006 and to use its relationships overseas to generate sales of the Company’s technology and products; and

•

LFCG was given a royalty in the amount of 1% of the net sales of the Company’s products worldwide for a 3-year period commencing as of March 30, 2006.

On March 30, 2006, MKG entered into a 3-year consulting agreement with Dr. David Long, commencing as of March 30, 2006, in which he or his nominee would be paid an annual consulting fee of $60,000.

NOTE 17 - SUBSEQUENT EVENTS

On January 23, 2008 the Company filed a Form 8-K reporting that on January 17, 2008, the Corporation issued 9,994,550 shares of common stock and 12,300,000 shares of voting preferred stock of the Corporation to Mr. MacKay to consummate the debt conversion in accordance with the Long Agreement as approved by the Company’s prior board and as re-ratified by the Company’s current board. Each share of voting preferred stock entitles the holder thereto to two (2) votes. The debt conversion occurred as follows:

Amount of Converted Debt	Shares of Capital Stock of the Corporation to be Issued upon the Conversion (class of shares)	Conversion Price per Share
$499,728	9,994,550 Common Stock	$0.05 per Common Share
$1,230,000	12,300,000 shares of Preferred Series A Stock	$0.10 per Preferred Series A Share

As a result of the issuance of common stock and voting preferred stock pursuant to the debt conversion, the transfer of stock by LFCG to MKG pursuant to the Long Agreement, and MKG’s assignment to Mr. MacKay (including 5,898,495 shares), Mr. MacKay became the holder of shares of the Corporation's capital stock entitling him to approximately 51.96% of all of the votes entitled to be cast by stockholders of the Corporation on a fully-diluted basis (i.e., counting all outstanding options and warrants on an as-exercised basis).

As reported in the January 23, 2008 Form 8-K, effective January 16, 2008, the Corporation's Board of Directors appointed the Company’s interim chief executive officer, chief accounting officer, and director, Michael Antonoplos, as the Corporation's Secretary.  Michael Yom also resigned as the Company's Chief Operating Officer, effective January 21, 2008.

As also reported in the January 23, 2008 Form 8-K, on January 17, 2008, the Corporation filed a Certificate of Designation which designated all 12,300,000 authorized but undesignated shares of the Corporation's preferred stock as a series of voting preferred stock, par value $0.001 per share. The Certificate of Designation, the filing of which constitutes an amendment to the Corporation's Fifth Amended and Restated Certificate of Incorporation, is attached as an exhibit to the Company’s January 23, 2008 Form 8-K.

Joseph Repko resigned as the Company’s interim chief financial officer, effective March 17, 2008.  In November 2007, Mr. Repko agreed to step down as interim chief financial officer upon the Company’s securing an outside accounting consultant, who, among other things, would help prepare the Company’s financial reports.  The Company retained the outside accountant consultant on March 17, 2008.

On April 2, 2008, the Company filed a Form Pre 14C preliminary information statement, reporting that on March 28, 2008, the Board of Directors of the Company  and thereafter on March 31, 2008 the stockholders of the Company holding over a majority of the total voting rights for all outstanding and issued shares of common and preferred stock of the Company authorized, by way of written consents, the Board to amend the Certificate of Incorporation of the Company to effect, on or before March 31, 2009, a one (1) for ten (10) reverse stock split, whereby, as of the record date, for every ten shares of common stock of the Corporation then owned, each stockholder shall receive one share of common stock.