Form 10-Q
period 2008-03-31
BIOFIELD CORP \DE\
filed 2008-05-15
CIK 1007018

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2008

Commission File No 0-27848

BIOFIELD CORP.

(Name of Small Business Issuer in Its Charter)

Delaware	13-3703450
(State of other jurisdiction of Incorporation or Organization)	(Employer Identification Number)

King of Prussia Business Center, Suite C

1019 West Ninth Avenue

King of Prussia, PA 19406

 (Address of principal executive offices) (Zip Code)

(215) 972-1717

(Issuer's Telephone Number, Including Area Code)

Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 30 days:       Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of accelerated filer and large accelerated filer in Rule 12b-12 of the Exchange Act (Check one):

Large Accelerated filer____ Accelerated filer____ Non-accelerated filer____Smaller Reporting Company _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

      Yes  [   ]        No  [X]

AS OF MARCH 31, 2008, THERE WERE 55,137,486 SHARES OF COMMON STOCK AND 12,300,000 SHARES OF PREFERRED STOCK, ALL OF WHICH WERE SERIES A PREFERRED SHARES.

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2008	2007
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$ -	$ 13,328
Prepaids	9,000	9,000
Notes receivable	11,004	11,004
Total current assets	20,004	33,332

PROPERTY AND EQUIPMENT - Net	6,253	6,601
TOTAL ASSETS	$ 26,257	$ 39,933

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Bank overdraft	$ 4,801	$ -
Accounts payable	1,407,314	1,402,513
Accrued interest	790,786	720,334
Accrued expenses	400,389	430,489
Due to affiliate	329,686	329,686
Advances from stockholder	2,216,771	2,162,703
Notes payable	2,242,266	2,223,893
Line of credit	342,180	342,180

Total current liabilities	7,734,193	7,611,798

Commitments and contigencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value; authorized 12,300,000
shares; 12,300,000 shares issued at March 31, 2008
and 12,300,000 shares issuable at December 31, 2007	12,300	12,300
Common stock, $.001 par value; authorized 60,000,000 shares;
55,137,486 shares issued at March 31, 2008 and
45,142,936 shares issued and 9,994,550 shares issuable
at December 31, 2007, respectively	55,138	55,138
Treasury stock - 2,306,131 shares	(3,100)	(3,100)
Stock subscriptions	103,849	3,849
Additional paid-in capital	66,461,340	66,461,340
Accumulated deficit during development stage	(74,337,463)	(74,101,392)
Total stockholders’ deficit	(7,707,936)	(7,571,865)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 26,257	$ 39,933

See notes to consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

			Period October 16,
	For the Three Months Ended		1987 (Date of
	March 31,		Inception) Through
	2008	2007	March 31, 2008

REVENUE	$ -	$ 24,950	$ 244,522
COST OF SALES
Cost of goods sold	-	3,132	95,111
Loss on write down of inventory	-	-	693,500
GROSS PROFIT	-	21,818	(544,089)

OPERATING EXPENSES:
Research and development	-	-	40,481,889
Selling, general, and administrative	88,377	83,662	32,204,877
Impairment of intangible assets	-	-	194,268
Gain on disposition of fixed assets	-	-	(8,084)
Total operating expenses	88,377	83,662	72,872,950

OTHER INCOME (EXPENSE):
Interest income	-	-	2,476,723
Interest expense and other finance costs:
Interest expense	(142,891)	(131,511)	(3,186,739)
Amortization of shares issued to lenders
and other finance costs	-	-	(405,523)
Royalty income and other	-	-	214,864
Net other expense	(142,891)	(131,511)	(900,675)

LOSS BEFORE INCOME TAXES	(231,268)	(193,355)	(74,317,714)

PROVISION FOR INCOME TAXES	-	-	(19,749)

NET LOSS	$ (231,268)	$ (193,355)	$ (74,337,463)

NET LOSS PER SHARE:
Basic and Diluted	$ (0.00)	$ (0.00)

WEIGHTED-AVERAGE SHARES
Basic and Diluted	55,137,486	53,137,486

See notes to consolidated financial statements.

BIOFIELD CORP. ( A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
			Period October 16,
			1987 (Date of
	For the Three Months Ended		Inception) Through
	March 31,		March 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (231,268)	$ (193,355)	$ (74,337,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	348	469	2,762,370
Amortization of premiums on short-term investments	-	-	156,692
Amortization of deferred financing costs	-	-	2,129,643
Loss on disposal of property and equipment	-	-	194,102
Loss on license and settlement agreements	-	-	49,026
Loss on abandonment of patent applications	-	-	303,234
Loss on inventory write-down	-	-	693,500
Impairment of intangible assets	-	-	194,268
Vendor settlements	-	-	(77,257)
Noncash compensation	-	-	3,533,451
Gain from disposition of fixed assets	-	-	(159,473)
Interest paid in common stock	-	-	575,260
Commisions and discounts on sale of common stock	-	-	96,919
Loan repayment default payable in shares of common stock	-	-	350,000
Consultancy fees paid in options	-	-	242,762
Changes in assets and liabilities:
Notes receivable	-	-	(11,004)
Inventories	-	-	(693,500)
Accounts receivable	-	(24,950)	(11,004)
Prepaids	-	8,234	(141,582)
Due to affiliate	-	44,670	329,687
Accounts payable and accrued liabilities	45,151	96,749	2,473,766
Net cash used in operating activities	(185,769)	(68,183)	(61,346,603)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	-	-	(2,617,639)
Costs incurred for patents and patent applications	-	-	(782,527)
Proceeds from sale of property and equipment	-	-	294,748
Purchases of short-term investments	-	-	(26,476,638)
Proceeds from sale and maturity of short-term investments	-	-	26,406,378
Net cash used in investing activities	-	-	(3,175,678)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capitalized lease obligations	-	-	(82,234)
Proceeds from issuance of preferred stock - net	-	-	22,341,892
Proceeds from common stock subscriptions	100,000	-	35,303,258
Proceeds from exercise of common stock	-	-	398,546
Proceeds from issuance of notes payable	18,373	207,694	1,574,181
Proceeds from borrowings on line of credit	-	-	342,180
Notes financing costs	-	-	543,882
Advances from stockholder and related party	54,068	-	3,527,563
Repayments of advances from stockholder	-	(141,839)	(1,874,728)
Repurchases of common stock held in treasury	-	-	(3,100)
Proceeds from notes payable issued to stockholder and related party	-	-	2,546,533
Net cash provided by financing activities	172,441	65,855	64,617,973
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,328)	(2,328)	95,692
EFFECT OF EXCHANGE RATE CHANGES	-	-	(95,692)
BEGINNING OF PERIOD	13,328	2,361	-
END OF PERIOD	$ -	$ 33	$ -

Supplementary disclosure of cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

See notes to condensed financial statements.

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Period October 16,
1987 (Date of
	March 31,		Inception) Through
	2008	2007	March 31, 2008
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ 857,003
Cash paid for taxes	$ -	$ -	$ -

SUPPLEMENTAL SCHEDULE FOR NONCASH
INVESTING AND FINANCING ACTIVITIES:
During the fiscal year ended December 31, 2005, 897,500 shares of Common Stock
due as penalty for non-payment of notes payable on maturity issued:	$ -	$ -	$ 17,949

During the fiscal year ended December 31, 2005, a principal shareholder and his associates repaid the company's line of credit and the debt is reflected in the
financial statements as advances from stockholder:	$_______-	$___________-	$_____________1,200,000

During the fiscal year ended December 31, 2007, 1,000,000 shares of Common Stock
issued to former employee, in liue of accrued liabilities	$ -	$ -	$ 100,000

BIOFIELD CORP.

A DEVELOPMENT STAGE COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

Biofield Corp. is a development-stage medical technology company, which has developed an advanced medical device and associated diagnostic system (the Biofield Diagnostic System or “BDS”) to assist in detecting breast cancer. The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  The Company has incurred operating losses since its inception. This condition raises substantial doubt as to the Company’s ability to continue as a going concern as such continuance is dependent upon the Company’s ability to raise sufficient capital.

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2008 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim periods are not necessarily indicative of the results of the full year.  This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. There have been no changes in significant accounting policies since December 31, 2007.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation

The consolidated financial statements include the accounts of the Company and any wholly owned subsidiaries. All material inter-company transactions and balances have been eliminated in consolidation.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under FASB 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (hereinafter “SFAS No. 141 (revised 2007)”). This statement establishes principles and requirements for how an acquirer a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The scope of SFAS No. 141 (revised 2007) is broader than the scope of SFAS No. 141, which it replaces. The effective date of SFAS No. 141 (revised 2007) is for all acquisitions in which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement has no immediate material effect on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (hereinafter “SFAS No. 160”). This statement establishes accounting and reporting standards that require a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position with equity, but separate from the parent’s equity, b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, d) when a subsidiary is deconsolidated, any retained noncontrolling  equity investment in the former subsidiary be initially measured at fair value and e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The effective date of this standard is for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

NOTE 4 – JANUARY 2008 ISSUANCE OF SHARES TO JAMES MACKAY WHICH WERE ISSUABLE AS OF DECEMBER 31, 2007

On January 17, 2008 the Corporation issued 9,994,550 shares of common stock and 12,300,000 shares of voting preferred stock of the Corporation to James MacKay to consummate the debt conversion in accordance with the Long Agreement as approved by the Company’s prior board and as re-ratified by the Company’s current board.  Those shares were issuable as of December 31, 2007.  Each share of voting preferred stock entitles the holder thereto to two (2) votes. The debt conversion occurred as follows:

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

NOTE 5 - SUBSEQUENT EVENTS

On April 2, 2008, the Company filed a preliminary information statement (Schedule PRE 14C) with the SEC, reporting that on March 28, 2008 its board of directors (the “Board”) unanimously adopted a resolution seeking shareholder approval to amend the Company’s Articles of Incorporation to effect an 1 for 10 reverse split of Biofield's Common Stock.  On March 31, 2008, a stockholder of the Company holding over a majority of the total voting rights for all issued and outstanding shares of common and preferred stock of the Company executed a written consent authorizing the Board to amend the Company’s Articles of Incorporation to effect the 1 for 10 reverse stock split at any time prior to March 31, 2009.  The Board believes that the proposed reverse stock split will benefit the Company by increasing the per share market price of its common stock, which is a factor in whether the Common Stock meets investing guidelines for certain institutional investors and investment funds, although there is no assurance that the market price will increase. The SEC had 10 days from the April 2, 2008 filing date to comment on the Information Statement. The Company did not receive any comments on the Information Statement from the SEC within the 10-day period; filed a definitive information statement (Schedule DEF 14C) with the SEC on April 22, 2008; and mailed on April 23, 2008 the definitive information statement to all shareholders of record as of April 1, 2008 (as identified in the certified shareholder list received from the Company’s transfer agent).   The reverse split will go into effect 20 days from the April 23, 2008 mailing date or on May 13, 2008.  To complete the reverse split, after May 13, 2008, the Company will file its amendment to the Articles of Incorporation with the State of Delaware, secure a new CUSIP number, and seek approval from the Financial Industry Regulatory Authority (FINRA).

To help ongoing strategic initiatives in Asia, the Company and its master licensee, MacKay Group Limited, opened an office in Hong Kong on April 7, 2008.  The new office is located at 3412 China Merchants Tower, 168-200 Connaught Road, Sheung Wan, Hong Kong, phone number (852) 2549-0633.

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

THE COMPANY’S FOCUS ON FOREIGN MARKETS UNDER MKG

Prior management’s focus was on securing U.S. Food and Drug Administration (“FDA”) approval to distribute the BDS in the U.S. Under MKG, the Company has reoriented its energies towards generating sales in foreign markets with significant populations of women, where MKG has significant industry and government relationships, where the need for the BDS appears compelling, and where the regulatory hurdles are not as burdensome.  Included among the foreign markets are China (including Hong Kong, Taiwan and Macau), India, the Philippines, Indonesia, Malaysia, Singapore, Vietnam, and other parts of Asia, Mexico, Latin America, the Caribbean, Africa, Europe, and the Middle East.  The initial countries MKG are focusing on account for approximately one half of the world’s female population.  As articulated in the recent October 15, 2007 Time article, MKG recognized from the outset that breast cancer is no longer an affliction which only concerns certain segments of women in the U.S. and Western Europe but is tragically a global challenge.  Given the nature of the BDS, the Company believes that the

BDS can play a role to help save lives in foreign countries, which for a variety of reasons may not have the detection technologies present in the U.S. and Western Europe.

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

Under MKG, the Company is continuing its efforts to secure U.S. FDA approval and since 2007 worked with regulatory, clinical, medical, legal and other experts towards that end. The Company believes that the government and industry relationships, the possible significant clinical data and research and development (including as it may pertain to screening and other cancers), and revenues it secures abroad will facilitate its efforts to secure U.S. FDA approval.

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

From the middle of 2007 to the first part of 2008, significant discussions occurred in Shanghai, Beijing, Hong Kong, Guangdong Province, Tianjin, Guangxi Province, Taiwan and Macau with leading Chinese healthcare bureaus, officials, medical institutions, and physicians.  Successful demonstrations were conducted in Shanghai, Beijing, and Hong Kong.  Several Chinese government and hospital representatives also attended the Company’s well received breast cancer symposium in Manila in the fall of 2007. In March-April 2008, an initial demonstration of the BDS was successfully conducted in Shanghai at the facilities of a division of Chinese government organization which is a leading testing center in Shanghai involved with reviewing and bringing new healthcare technologies to China.  Additional demonstrations are planned in Shanghai for training, studies and data collection-related purposes.  The Company has received significant interest from leading Chinese entities interested in distributing the BDS in China and is evaluating each opportunity. The Company believes that orders for the BDS device and sensors will be placed in Shanghai, Beijing, Hong Kong, Guangdong Province, Guangxi Province, Taiwan and Macau commencing the fall of 2008 and is working with facilities in the United States and China to manufacture the BDS device and sensors.  The Company is also working with leading Chinese representatives to secure the governmental authorization to distribute and possibly manufacture the BDS device and sensors in China.

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

According to the U.N., there are over 22.45, 8.5, and 3 million women ages 40-70 years old in Indonesia, the Philippines and Malaysia respectively. According to the International Agency for Research on Cancer, the breast cancer incidence rate in Indonesia, the Philippines, and Malaysia.

Mexico

In January 2007, on behalf of the Company, certain representatives successfully conducted patient demonstrations and seminars of the BDS in Mexico City before more than 50 OB/GYN and other physicians, nurses, officials, and representatives from leading hospitals, clinics, laboratories, pharmaceutical companies, and other health providers based in Mexico and other countries in Latin America. The demonstrations and seminars were conducted by a noted physician in Mexico City on female patients with pre-confirmed malignant and benign tumors. Biofield’s device tested successfully in the patient demonstrations, generating substantial interest among Mexican OBY/GYN and healthcare communities. The purpose of the demonstrations and seminars was to introduce Biofield’s technology to leading opinion makers in the Mexican healthcare community and to seek to secure purchase orders for the device and sensors. Subsequent meetings and discussions have taken place with leading hospitals, clinics, physicians, and other opinion leaders in Mexico, many of which also have clinics, stores, or other facilities in other Latin American countries. Presentations of Biofield’s technology were also made on Mexican TV.  (See Company’s press release dated February 23, 2007, a copy of which is available online at www.biofield.com.)

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

The Singapore Sale

On February 28, 2007, Biofield sold a BDS device and three cases of sensors to leading distributor in Singapore. The gross proceeds totaled $24,950.  The distributor is an industry leader in Singapore in biomedical engineering, which serves all the major medical centers and hospitals in Singapore.  The end user is a nationally and internationally acclaimed institution in Singapore, which is recognized as an innovator for cutting edge technologies, including those in the biomedical science industry and medical device field, and for its commitment to public and community service. The sale was the result of a tender which was awarded to the Company.  In addition to using the BDS for diagnostic purposes, the end user is conducting significant research which may impact the use of the BDS for screening purposes.  The distributor believes its clients may be interested in buying the BDS devices and sensors. (See Company’s press release dated February 28, 2007, a copy of which is available online at www.biofield.com.)

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

THE MKG MASTER LICENSE

As reported in and attached to its Form 8-K filed July 31, 2007 available online at http://www.sec.gov/ Archives/edgar/data/1007018/000112178107000222/0001121781-07-000222-index.htm, which the reader is urged to read in its entirety, on July 27, 2007, the Company signed a master license agreement (the “Agreement”) with MKG. Pursuant to the Agreement, the Company granted to MKG an exclusive (even to the Company), sub licensable, royalty-bearing, worldwide license to make, have made, use, import, offer for sale, and sell devices, sensors and other products or services incorporating the Company’s patented and unpatented breast cancer detection technology, including, but not limited to, the BDS, the Biofield Breast Cancer Proliferation Detection System, the Breast Cancer Diagnostic Device, and the Biofield Breast Examination or BBESM  (collectively, the “Technology”).  The Company also granted MKG, on a worldwide basis, the Exclusive Distribution, Manufacturing, Development, Clinical, and R&D Rights (as those terms are defined in the Agreement) with regard to the Technology. Under the Agreement, MKG assumes from the Company the sole responsibility and expense to market, manufacture, further develop (clinically and technically), and otherwise commercialize the Technology. MKG further assumes from the Company the sole responsibility and expense to secure additional regulatory approvals and to conduct additional clinical trials, as well as research and development.  MKG will also make commercially reasonable efforts to, among other things, further develop the Technology for screening, as opposed to purely diagnostic, purposes and for cancers other than breast cancer.

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

In 2007 and 2008 Michael Antonoplos was appointed as a Company director and as the Company’s interim chief executive officer and secretary.  Kenny Lau, who helped spearhead the initiatives in the PRC, Hong Kong and Macau was also appointed Company director.  In 2007 Michael Yom’s position changed from president to chief operating officer. See the Company’s Form 8-K filed July 19, 2007. Mr. Yom resigned as chief operating officer effective January 21, 2008.  In late November 2007 Joseph Repko agreed to step down as the Corporation’s interim chief financial officer (“CFO”) effective upon the Corporation’s securing an outside certified public accountant (“CPA”), who would help prepare its financial reports.  After another CPA disengaged to become the chief financial officer for another company, the Corporation engaged its current CPA on March 17, 2008.  The Corporation’s board of directors thereafter formalized Mr. Repko’s resignation as the Corporation interim CFO effective March 17, 2008 and appointed Michael Antonoplos the Corporation’s chief accounting officer.

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

Amount of Converted Debt	Shares of Capital Stock of the Corporation to be Issued upon the Conversion (class of shares)	Conversion Price per Share
$ 499,727.50	9,994,550 shares of common stock, par value $0.001/share	$0.05/share
$1,230,000.00	12,300,000 shares of Voting Preferred Stock, par value $0.001/share	$0.10/share

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

As also reported in the January 23, 2008 Form 8-K, on January 17, 2008, the Corporation filed a Certificate of Designation which designated all 12,300,000 authorized but undesignated shares of the Corporation's preferred stock as a series of voting preferred stock, par value $0.001 per share. The Certificate of Designation, the filing of which constitutes an amendment to the Corporation's Fifth Amended and Restated Certificate of Incorporation, is attached as an exhibit to the Company’s January 23, 2008 Form 8-K

The Company continues to meet and have discussions with representatives with significant financial and medical expertise to bolster the Company’s management, board, and advisory board.  In 2007, the Company had continuing efforts associated with (1) manufacturing the new prototype of the BDS device (in the U.S., China, Mexico and elsewhere) and (2) reinitiating additional clinical trials in the U.S. which would help facilitate securing U.S. FDA approval.  The Company has had repeated discussions with former representatives of the Company and physicians involved in developing the BDS, clinical trials and development, and the use of the BDS for screening purposes. Those discussions are in addition to the discussions MKG has had and continues to have with leading representatives in China, India, the Philippines and other foreign countries. Several of the representatives and physicians are proceeding to obtain U.S. FDA approval for other technology.  Further, the Company has had discussions and meetings with healthcare organizations in the U.S. about additional clinical trials, the use of the BDS in women’s health centers, and possible joint clinical trials with leading medical institutions in Asia and Europe introduced by MKG.  Given the availability of patients for clinical trials in Asia and MKG’s relationship with leading Asian medical institutions, one of MKG’s goals is to conduct clinical trials in Asia with leading Asian and Western medical institutions, which would facilitate efforts to secure U.S. FDA approval. Finally, the Company has met with engineering and design experts in the U.S. and China to manufacture the new prototype of the BDS device and further develop the devise and sensors for screening.  Device schematics are now being reviewed by experts in China to manufacture the new prototype in China.  The Company is also considering facilities in the U.S. which have been certified by the U.S. FDA with regard to non-invasive cancer detection technology.

In October 2007, the Company and MKG entered into a collaboration agreement with SpectRx, Inc. (“SpectRx”)  (See SpectRx’s press release dated November 27, 2007 available at:  http://www.guidedtherapeutics.com/News/ Bio%20manufacture%20agreement%20November%2027%202007.pdf.)  The chief executive officer of SpectRx, Dr. Mark Faupel, was one of the original inventors of the BDS and has developed similar non-invasive cervical cancer technology. Dr. Faupel and fellow SpectRx board member and international healthcare policy expert, Dr. Ronald Hart, helped presented the BDS at the October 24, 2007 Manila Breast Cancer Detection Symposium. SpectRx has certified manufacturing facilities in the U.S. and will help the Company manufacture the BDS device for potential purchase orders from Asia and elsewhere.  Upon reestablishing manufacturing from the U.S. to fulfill more immediate purchase order, discussions are occurring with SpectRx to manufacture the BDS in Asia. SpectRx has CE Mark certification and will work with the Company to expeditiously secure CE Mark certification from SpectRx’s facilities in Atlanta.  SpectRx also has substantial experience before the U.S. FDA and will work with the Company to reinitiate its efforts before the U.S. FDA.  From his time at the Company, Dr. Faupel also has extensive knowledge about the screening application for the BDS and will work with the Company to further develop the BDS device, sensors, and sensor configurations for screening purposes. SpectRx will also work with the Company and MKG to conduct clinical trials, including joint U.S.-Asia trials, which may help the Company’s efforts before the U.S. FDA and which relate to the application of the BDS for screening and cancers other than breast cancer.  In turn, using its significant relationships in Asia, MKG and the Company will help market and distribute SpectRx’s cervical cancer technology in Asia.  Subsequent discussions have occurred with SpectRx related to helping manage the Company’s operations.

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

After previously reducing its debt by $2 million in 2006, in 2007 the Company continues to work towards further debt reduction.  In September 2007, the Company eliminated $100,000 of salary owed to a former employee by issuing 100,000 shares at $0.10 per share.

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

At March 31, 2008, we had a working capital deficiency of $7,714,189.

Our total assets were $26,257 at March 31, 2008. There were no cash and cash equivalents at March 31, 2008.  For the three months ended March 31, 2008, there was a decrease in cash and cash equivalents of $13,328, from $13,328 as of December 31, 2007.

Operating Activities

During the three months ended March 31, 2008, we had a net loss of $231,268, compared to $193,355 for the three months ended March 31, 2007, an increase of $37,913 or 19.6%. During the three months ended March 31, 2008, our net cash used in operating activities was $185,767, compared to $68,183 for the three months ended March 31, 2007, an increase of $117,584 or 172.5%. The increase was primarily due to the Company’s efforts and expenses to distribute and manufacture overseas and a decrease in amounts owed to affiliates.

During the three months ended March 31, 2008, accounts payable and accrued expenses decreased to $1,807,703, from $1,833,002 at December 31, 2007, a decrease of $25,299 or 1.4%.

During the three months ended March 31, 2008, we had depreciation and amortization in connection with operating activities of $348 compared to $469 for the three months ended March 31, 2007, a decrease of $121.

Investing Activities

There were no investing activities ended March 31, 2008 and March 31, 2007.

Financing Activities

During the three months ended March 31, 2008, we had net cash provided by financing activities of $172,441, compared to $65,855 for the three months ended March 31, 2007.  During the three months ended March 31, 2008, we had proceeds from stock subscription of $100,000. There were no stock subscriptions for the three months ended March 31, 2007. During the three months ended March 31, 2008, we had proceeds from issuance of notes payable of $18,373, compared to $207,694 for the three months ended March 31, 2007.  During the three months ended March 31, 2008 we had an increase in advances of stockholder and related parties of $54,068, compared to a decrease of $141,839 for the three months ended March 31, 2007.   During the three months ended March 31, 2008 and 2007 there were no issuances of common stock, preferred stock, or common stock warrants nor were there any common stock options or warrants exercised, other than the aforementioned January 17, 2008 issuance of 9,994,550 shares of common stock and 12,300,000 shares of voting preferred stock of the Corporation to Mr. MacKay to consummate the debt conversion in accordance with the Long Agreement as approved by the Company’s prior board and as re-ratified by the Company’s current board.

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

RESULTS OF OPERATIONS

Comparison of the three month period ended March 31, 2008 with the three month period ended

March 31, 2007.

There were no sales and we did not incur any cost of sales in the fiscal quarter ended March 31, 2008. In the fiscal quarter ended March 31, 2007 we sold one device and 3 cases of sensors to a Singaporean distributor. The gross proceeds were $24,950.  The cost of goods sold was $3,132. A full provision has been recorded in prior periods for inventory which impacted cost of sales for 2007.

The total operating expenses for the three months ended March 31, 2008 and March 31, 2007 were $88,377 and $83,662 respectively, thus representing an increase of $4,715 or 5.6%.  This increase is due primarily to consultant’s expenses in 2008. Total operating expenses for these three months were related to selling, general and administrative expenses. We did not incur any research and development expenses or impairment to intangible assets in the fiscal quarters ending March 31, 2008 and 2007.

Net interest expense for the three months ended March 31, 2008 and March 31, 2007, were $142,891 and $131,511, representing an increase of $11,380 or 8.7%. The increase is a direct result of increased debt in the first quarter of 2008.

There was no amortization of shares issued to lenders and other finance costs for the three months ended March 31, 2008 and March 31, 2007.

As a result of the foregoing, we incurred a net loss of $231,268 for the three months ended March 31, 2008, compared to $193,355 for the three months ended March 31, 2007, an increase of $37,913, or 19.6%.

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

ACQUISITION OR DISPOSITION OF PLANT AND EQUIPMENT

Overseas sales of the current version of the BDS and sensors devises are expected to occur during the next 12 months.  We had minimal orders in 2007.  We are also working to manufacture more devices and sensors for prospective orders.  The acquisition of significant property, plant or equipment is also expected during the next 12 months, as MKG and its sublicensee proceed to distribute and manufacture the BDS overseas.  Much of the expenses will be borne by MKG as the master licensee or MKG’s sublicensees.

NUMBER OF EMPLOYEES

From our inception through the MKG Acquisition on March 30, 2006, we relied on the services of outside consultants and had two full time employees.  From the MKG Acquisition to March 31, 2008, we relied on the services of MKG representatives and outside consultants.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.   CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for our company and our subsidiary. Such officers have concluded (based upon his evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including the Certifying Officers, do not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d), the Company's Chief Executive Officer and Chief Accounting Officer, also conducted an evaluation of Biofield's internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During the preparation of the Company's financial statements as of and for the year ended December 31, 2007, the Company concluded that the then current system of disclosure controls and procedures needed improvement, partly due to the transition to new management, facilities, and auditors. As a result of this conclusion, the Company initiated changes in internal control. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

Our Cash Flow Problems Have Caused Us to be Delinquent in Payments to Vendors and Other Creditors

Since 1998, our lack of financial resources has caused us to delay payment of our obligations as they became due in the ordinary course of our business.  Such delays have damaged some of our vendor and professional relationships, and have caused us to incur additional expenses in the payment of late charges and penalties.  As of March 31, 2008, we had a working capital deficiency of $7.7 million and accounts payable, primarily to service providers and vendors, aggregating approximately $1.4 million, substantially all of which are past due. These amounts have increased since March 31, 2007. At March 31, 2008, we also owed our former employees approximately $117,245, after issuance of 1,000,000 shares of our Common Stock to reduce the debt. While it was consumed for most of 2006 in the transition to new management and facilities, the Company, under MKG, worked to reduce it’s debt with several of the major creditors and in 2007 the accounts payable increased slightly, by approximately $92,000.  There can be no reasonable assurances that its efforts to further resolve debt will be successful.

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

We may not be able to successfully market our device or find an appropriate corporate  partner, if  necessary, to assist us in the marketing of our device. Our device may not gain satisfactory market acceptance. Our device may be superseded by another product commercialized for the same use or may infringe patents issued to others, which would prevent us from marketing and selling our device.

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

We May Not be Able to Apply Our Technology to Other Uses and Products

We cannot assure you that our technology will be approved and accepted for breast cancer screening or for the detection of other cancers.  Furthermore, we also cannot assure you, even if we can develop any new products or uses for our current device that such products or uses would be approved by the FDA or by any comparable foreign regulatory bodies, or would be commercially viable.

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

Product Liability Claims in Excess of the Amount of Our Insurance Could Significantly Affect Our Financial Condition

Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing and marketing of cancer detection products. Significant litigation, none of which has involved us, has occurred in the past based on allegations of false negative diagnoses of cancer.  While our device does not purport to diagnose any patient, we cannot assure you that we will not be subjected to future claims and potential liability. We cannot assure you that claims against us arising with respect to our device will be successfully defended or that any insurance which we then carry will be sufficient to cover liabilities arising from these claims.  A successful claim against us in excess of any insurance coverage, which we may have, would, in most instances, deplete our assets and have a significant adverse effect on our business.  Furthermore, we cannot assure that we will be able to obtain or maintain liability insurance on acceptable terms.

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

Our Common Stock is Subject to the "Penny Stock" Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

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

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

obtain financial  information and investment  experience objectives of the person; and

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient  knowledge and experience in financial  matters to be capable of evaluating the risks of transactions in penny stocks.

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

Item 3.     Defaults Upon Senior Securities

None.

Item 4.

    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our securities holders during the fiscal quarter ended March 31, 2008, except for in connection with the 1 for 10 reverse stock split discussed in Note 5 above.

Item 5.

    Other information

Not applicable.

Item 6.

    Exhibits and Reports on Form 8-K

Exhibits

Exhibit (31) Rule 13a-14(a)/15d-14(a) Certification by Michael J. Antonoplos (Chief Executive Officer and Chief Accounting Officer)

Exhibit (32) Section 1350 Certification by Michael J. Antonoplos (Chief Executive Officer and Chief Accounting Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BIOFIELD CORP.

Date:  May 15, 2008

By:

   /s/ Michael J. Antonoplos

Michael J. Antonoplos

Chief Executive Officer and Chief Accounting Officer