Form 10-Q
period 2008-06-30
BIOFIELD CORP \DE\
filed 2008-08-19
CIK 1007018

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2008
Commission File No: 0-27848

BIOFIELD CORP.
(Name of Small Business Issuer in Its Charter)

Delaware	13-3703450
(State of other jurisdiction of Incorporation or Organization)	(Employer Identification Number)

1615 Walnut Street, 3rd Floor
Philadelphia, PA 19102
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

Large Accelerated filer____ Accelerated filer____ Non-accelerated filer____Smaller Reporting Company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  [   ]        No  [X]

AS OF AUGUST 19, 2008, THERE WERE 24,693,500 SHARES OF COMMON STOCK AND 12,300,000 SHARES OF PREFERRED STOCK.

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2008	2007
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$-	$13,328
Prepaids	9,000	9,000
Notes receivable	11,004	11,004
Total current assets	20,004	33,332

PROPERTY AND EQUIPMENT - Net	5,906	6,601
TOTAL ASSETS	$25,910	$39,933

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Bank overdraft	$9,912	$-
Accounts payable	1,402,513	1,402,513
Accrued interest	907,416	720,334
Accrued expenses	420,408	430,489
Due to affiliate	329,686	329,686
Advances from stockholder	2,270,838	2,162,703
Notes payable	2,301,786	2,223,893
Line of credit	411,838	342,180

Total current liabilities	8,054,397	7,611,798

Commitments and contigencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value, 12,300,000 shares authorized,
12,300,000 shares issued and outstanding at June 30, 2008
and December 31, 2007, respectively	12,300	12,300
Common stock, $.01 par value, 60,000,000 shares authorized,
5,513,749 shares issued at June 30, 2008 and 4,514,294 shares
Issued and 999,455 shares issuable at December 31, 2007,
respectively	55,138	55,138
Treasury stock - 2,306,131 shares	(3,100)	(3,100)
Stock subscriptions	103,849	3,849
Additional paid-in capital	66,461,340	66,461,340
Accumulated deficit during development stage	(74,658,014)	(74,101,392)
Total stockholders’ deficit	(8,028,487)	(7,571,865)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$25,910	$39,933

See notes to consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

					Period October 16,
	For the Three Months Ended		For the Six Months Ended		1987 (Date of
	June 30,		June 30,		Inception) Through
	2008	2007	2008	2007	June 30, 2008

REVENUE	$-	$-	$-	$24,950	$244,522
COST OF SALES
Cost of goods sold	8,172	5,303	8,172	8,435	103,283
Loss on write down of inventory	-	-	-	-	693,500
GROSS PROFIT	(8,172)	(5,303)	(8,172)	16,515	(552,261)

OPERATING EXPENSES:
Research and development	-	-	-	-	40,481,889
Selling, general, and administrative	173,156	177,302	261,533	260,965	32,373,232
Impairment of intangible assets	-	-	-	-	194,268
Gain on disposition of fixed assets	-	-	-	-	(8,084)
Total operating expenses	173,156	177,302	261,533	260,965	73,041,305

OTHER INCOME (EXPENSE):
Interest income	88	-	88	-	2,476,811
Interest expense and other finance costs:
Interest expense	(144,112)	(131,510)	(287,003)	(263,019)	(3,330,851)
Amortization of shares issued to lenders
and other finance costs	-	-	-	-	(405,523)
Royalty income and other	-	-	-	-	214,864
Net other expense	(144,024)	(131,510)	(286,915)	(263,019)	(1,044,699)

LOSS BEFORE INCOME TAXES	(325,352)	(314,115)	(556,620)	(507,469)	(74,638,265)

PROVISION FOR INCOME TAXES	-	-	-	-	(19,749)

NET LOSS	$(325,352)	$(314,115)	$(556,620)	$(507,469)	$(74,658,014)

NET LOSS PER SHARE:
Basic and Diluted	$(0.06)	$(0.06)	$(0.10)	$(0.10)

WEIGHTED-AVERAGE SHARES
Basic and Diluted	5,513,749	5,313,749	5,513,749	5,313,749

See notes to consolidated financial statements.

BIOFIELD CORP. ( A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
			Period October 16,
			1987 (Date of
	For the Six Months Ended		Inception) Through
	June 30,		June 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(556,620)	$(507,469)	$(74,658,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	695	469	2,762,717
Amortization of premiums on short-term investments	-	-	156,692
Amortization of deferred financing costs	-	-	2,129,643
Loss on disposal of property and equipment	-	-	194,102
Loss on license and settlement agreements	-	-	49,026
Loss on abandonment of patent applications	-	-	303,234
Loss on inventory write-down	-	-	693,500
Impairment of intangible assets	-	-	194,268
Vendor settlements	-	-	(77,257)
Noncash compensation	-	-	3,533,451
Gain from disposition of fixed assets	-	-	(159,473)
Interest paid in common stock	-	-	575,260
Commisions and discounts on sale of common stock	-	-	96,919
Loan repayment default payable in shares of common stock	-	-	350,000
Consultancy fees paid in options	-	-	242,762
Changes in assets and liabilities:
Notes receivable	-	-	(11,004)
Inventories	-	-	(693,500)
Prepaids	-	(766)	(141,582)
Accounts payable and accrued liabilities	186,911	246,836	2,615,525
Net cash used in operating activities	(369,014)	(260,930)	(61,843,731)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	-	-	(2,617,639)
Costs incurred for patents and patent applications	-	-	(782,527)
Proceeds from sale of property and equipment	-	-	294,748
Purchases of short-term investments	-	-	(26,476,638)
Proceeds from sale and maturity of short-term investments	-	-	26,406,378
Net cash used in investing activities	-	-	(3,175,678)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capitalized lease obligations	-	-	(82,234)
Proceeds from issuance of preferred stock - net	-	-	22,341,892
Proceeds from common stock subscriptions	100,000	-	35,303,259
Proceeds from exercise of common stock	-	-	398,546
Proceeds from issuance of notes payable	147,551	224,395	1,703,359
Proceeds from borrowings on line of credit	-	-	342,180
Notes financing costs	-	-	543,882
Advances from stockholder and related party	108,135	(92,686)	3,581,630
Repayments of advances from stockholder	-	-	(1,874,728)
Due to affiliate	-	127,076	329,687
Repurchases of common stock held in treasury	-	-	(3,100)
Proceeds from notes payable issued to stockholder and related party	-	-	2,546,533
Net cash provided by financing activities	355,686	258,785	65,130,906
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,328)	(2,145)	111,497
EFFECT OF EXCHANGE RATE CHANGES	-	-	(111,497)
BEGINNING OF PERIOD	13,328	2,361	-
END OF PERIOD	$-	$216	$-

Supplementary disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See notes to condensed financial statements.

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

			Period October 16,
			1987 (Date of
	June 30,		Inception) Through
	2008	2007	June 30, 2008
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Cash paid for interest	$-	$-	$857,003
Cash paid for taxes	$-	$-	$-

SUPPLEMENTAL SCHEDULE FOR NONCASH
INVESTING AND FINANCING ACTIVITIES:
During the fiscal year ended December 31, 2005, 897,500 shares of Common Stock
due as penalty for non-payment of notes payable on maturity issued:	$-	$-	$17,949

During the fiscal year ended December 31, 2005, a principal shareholder and his associates repaid the Company's line of credit and the debt is reflected in the financial statements as
advances from stockholder:	$-	$-	$1,200,000

During the fiscal year ended December 31, 2007, 1,000,000 shares of Common Stock
issued to former employee, in liue of accrued liabilities	$-	$-	$100,000

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

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2008 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim periods are not necessarily indicative of the results of the full year.  This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. There have been no changes in significant accounting policies since December 31, 2007.

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

Net Loss Per Share

Basic and diluted net losses per common share are presented in accordance with SFAS No.128, Earning Per Share, for all periods presented. Stock subscriptions, options and warrants have been excluded from the calculation of the diluted loss per share for the periods presented in the statements of operations, because all such securities were anti-dilutive. The net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the periods.

Reclassification

Certain amounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year consolidated financial statements.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF No. 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF No. 07-5).  EITF No. 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of EITF No. 07-5 on its consolidated financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective for us as of January 1, 2009 and early adoption is not permitted.  The Company is currently evaluating the potential impact of FSP APB No. 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS No.162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

NOTE 4 – THE COMPANY COMPLETES ITS 1 FOR 10 REVERSE STOCK SPLIT OF ITS COMMON STOCK

On April 2, 2008, the Company filed a preliminary information statement (Schedule PRE 14C) with the SEC, reporting that on March 28, 2008 its board of directors (the "Board") unanimously adopted a resolution seeking shareholder approval to amend the Company's Articles of Incorporation to effect an 1 for 10 reverse split of Biofield's Common Stock (the "Reverse Split"). On March 31, 2008, a stockholder of the Company holding over a majority of the total voting rights for all issued and outstanding shares of common and preferred stock of the Company executed a written consent authorizing the Board to amend the Company's Articles of Incorporation to effect the Reverse Split at any time prior to March 31, 2009.  The Board believed that the proposed Reverse Split would benefit the Company by increasing the per share market price of its common stock, a factor in whether the Common Stock meets investing guidelines for certain institutional investors and investment funds, although there was no assurance that the market price would increase. The SEC had 10 days from the April 2, 2008 filing date to comment on the Information Statement. The Company did not receive any comments on the Information Statement from the SEC within the 10-day period; filed a definitive information statement (Schedule DEF 14C) with the SEC on April 22, 2008; and mailed on April 23, 2008 the definitive information statement to all shareholders of record as of April 1, 2008 (as identified in the certified shareholder list received from the Company's transfer agent). The Company filed on May 23, 2008 with the Secretary of State for the State of Delaware a Certificate of Amendment to the Certificate of Incorporation in connection with the Reverse Split. NASDAQ OMX, Corporate Data Operations subsequently approved the Reverse Split, advised the Company that the Reverse Split would take effect on June 20, 2008. The Company's new symbol assigned on that date is BZEC.  The Company's new CUSIP number is 090591 603.

On June 20, 2008 the Company had 1 for 10 reverse split of its common stock. Immediately prior to the stock split, there were 60 million shares authorized and 55,137,486 shares issued and outstanding. Subsequent to the stock split, there were 60 million shares authorized, 5,513,749 shares issued and outstanding. Preferred shares were not affected by the reverse stock split.

NOTE 5 – LEGAL MATTERS

As result of the Company’s arrangement with third party to help manage the Company’s operations and development of the BDS, the Company has forwarded much of what was in its King of Prussia office to the third party’s certified manufacturing and regulatory facilities near Atlanta, Georgia, and seeks to vacate the King of Prussia office.  The landlord of the Company’s King of Prussia office has subsequently filed for and obtained a judgment in confession.  Counsel, for both sides, is in discussions to work out a settlement terminating the lease.  The monthly rent is approximately $3,500 and it is a 3 year lease.

The Company was also advised that a judgment in the amount of $16,228 has been entered against it and its former officer, Michael Yom.  The Company’s counsel was advised of this matter only after judgment was entered and is considering appropriate relief.  The Complaint only states that this company sued for the price of goods sold and/or services provided on a book account, although the Company’s present management is unaware of what goods and/or services were allegedly provided to this company.

NOTE 6 - SUBSEQUENT EVENTS
On June 19, 2008 the Company was advised by market maker, Kildare Capital, that the Financial Industry Regulatory Authority (FINRA) had approved the Form 15c-211 exemption request form filed by Kildare with respect to the registrant and that the Company’s stock had in fact been trading on the OTC Bulletin Board.  Kildare subsequently was advised by FINRA that additional steps were required before the Company would be up listed off of the Pink Sheet Electronic OTC Markets to the OTC Bulletin Board.  Per FINRA’s instructions, Kildare subsequently filed a Form 15c-211 in connection with the Company.  On August 12, 2008, FINRA sent Kildare a letter confirming that FINRA had cleared Kildare’s request to submit a quote on the OTC Bulletin Board for the Company’s common stock. Kildare advised the Company that the Company’s stock began trading on the OTC Bulletin Board on Thursday, August 14, 2008 under the symbol BZEC.

On July 31, 2008, 19,006,840 shares of the Company’s common stock was issued to James MacKay in accordance with the agreements and associated transactions resulting in the March 30, 2006 assumption of control, management, and operations of the Company by MKG, as approved by the Company’s prior Board and counsel.  Per those transactions, the Company was required to provide MKG or its nominees, delegees, and assigns 51% of the common stock of the Company on a fully diluted basis.  The shares were issued to MacKay pursuant to those obligations.  The Company had been previously unable to satisfy this obligation because the Company’s reverse stock split had not yet been approved by FINRA and completed and there were not enough shares of common stock.  As a result of this issuance, MacKay presently possesses 51% of the common stock of the Company on a fully diluted basis.

On July 31, 2008, 160,000 and 100,000 shares of the Company’s common stock were issued to DBD Consultation Limited and Fernardo Martinez respectively pursuant to certain stock subscription agreements for their pre-reverse stock split investments of $160,000 and $100,000 respectively.  Under the agreements, the purchase price was $0.10 pre reverse stock split or $1.00 post reverse stock split.

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

MKG Initiatives in Foreign Markets

Since 2007, MKG continued to meet with significant government, healthcare, distribution, and manufacturing contacts to distribute, manufacture, and develop the BDS in foreign markets. MKG strategy is to form strategic alliances, in the form of a joint venture or sublicense, with entities with significant funding, government relationships and distribution networks, especially those associated with hospital systems, regulatory expertise, and manufacturing capabilities. The joint venture assumes all responsibilities and expenses within the designated territory to distribute the BDS, secure regulatory approval for the BDS, conduct clinical trials and development, and in some cases to manufacture the BDS.

To help ongoing strategic initiatives in Asia, the Company and MKG opened an office in Hong Kong in April 2008. The office oversees and is responsible for our ongoing demonstrations and our sales, regulatory, and other strategic initiatives in Asia, including the People’s Republic of China, Hong Kong, Taiwan, India, the Philippines, Japan, Indonesia, South Korea, Vietnam, Singapore, and Malaysia.  The new office is located at 3412, China Merchants Tower, 168-200 Connaught Road, Sheung Wan, Hong Kong. The new office is headed by David Hong, who will head Biofield operations for all of Asia. Educated in the United States and England, Mr. Hong previously helped oversee distribution, sales and business development for Asian and multinational companies in a variety of diverse industries in the People’s Republic of China, Hong Kong, Macau, Taiwan, Philippines, Thailand, Malaysia, Indonesia, Japan and the United States, serving as CEO, a board member, director for the Asian-Pacific Region, director for business development, and other capacities. He helped oversee distribution, sales, promotions, and business development in the Asian-Pacific Region for such companies as 7-Eleven, KFC, Sands, 3M, Audi, Budweiser, Citibank, J. Walter Thompson, and Nestle, among others. He was also a licensed financial controller within the insurance industry for more than 10 years, and has extensive logistic management experience. Mr. Hong is working with significant contacts within the Chinese healthcare industry, including Chinese health and other officials, hospitals, doctors, pharmaceutical and insurance companies to promote and demonstrate Biofield’s technology.

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

In April-May 2008, demonstrations of the BDS were conducted in Shanghai before Shanghai Jiashen Lifecare Investment Management Company Limited (CareLife) at the Shanghai International Medical Exchange Centre, a division under the Shanghai Municipal Health Bureau (SIMEC), a leading testing center in Shanghai for new medical technologies for China. Patients with known malign and benign tumors were tested; each time BDS accurately identified the nature of the tumor. A follow-up trip was arranged to train doctors and technicians closely related to SIMEC and to begin to collect data for studies in Shanghai, China’s largest city considered the heart of China’s medical community.

As result of the Shanghai demonstrations, MKG has signed a memorandum of understanding (MOU) with Carelife’s appointed agent, China International Medical Exchange Ltd (CIME), to form a joint venture in China with Carelife.  Carelife works with the Shanghai Municipal Health Bureau and leading Chinese medical testing centers, insurance companies, financial institutions, businesses (domestic and foreign), hospitals, and doctors to provide healthcare coverage for persons referred by banks and insurance companies in China and is setting up medical centers throughout China. One of Carelife’s focuses is to provide health coverage for cancer. Carelife is also setting up an electronic data collection system to collect critical medical data to help early detection.  CareLife is working with insurance company and banking partners mandating at least 1 BDS test per year as part of its members’ policy eligibility/renewal. The tests can be paid utilizing smartcards provided by MKG affiliate, Versa Card, Inc, which can also aid Carelife’s data collection system by recording individual usage, medical history and other information. Given China’s challenges with counterfeit or substandard medical technology, Carelife has also asked MKG to protect each of the BDS devices, 18 single-use sensors needed for each BDS test, and smartcards used to pay for each BDS test with a leading anti-counterfeiting technology. MKG has appointed True Product ID, Inc. (TPID)  as the exclusive provider for the anti-counterfeiting solutions for the Carelife joint venture, and TPID has accepted the appointment and agrees to provide such anti-counterfeiting solutions.

The closing documents were executed at the June 16 signing ceremony covered by media in mainland China and Hong Kong for the new Chinese national healthcare JV arranged by James MacKay and MKG -- Worldwide Lifecare Limited (the Carelife JV) -- which will provide Biofield’s Breast Cancer technology and other comprehensive medical technology and services in China.

The Carelife JV will open a network across China of medical clinic centers, call centers and data centers for R&D. The first medical clinic center will open in October 2008 at Carelife’s China Headquarters in Shanghai. In partnership with China’s National Labor Union and funded with an investment by Chinese Government and others of approximately US$363 million, the Carelife JV will open more than 500 medical clinic centers across China before 2012 at different Labor Union centers covering 60% of China’s urban population. This national network will be part of China’s national healthcare program to instill best healthcare management practices and to address critical problems related to its aging population. China’s top insurance companies (China Life Insurance and Ping An Insurance) and top bank, China Industrial Commercial Bank, have agreed to refer subscribers, employees, and clients to join the Carelife network.

The Carelife JV will provide Biofield’s BDS technology, among others, through this national 500+ medical clinic center network. The medical clinic centers will also introduce BDS to hospitals and government-owned medical care units for China’s general population. Carelife’s target diagnostic penetration rate in urban China is 20% - representing at least 25 million diagnoses per year by 2012.  The Carelife JV will also help arrange for the BDS device to be manufactured in China.

This National Healthcare Network will also provide its members the latest smartcard and anti-counterfeiting technology from Versa Card Inc. and True Product ID, Inc. Versa Card’s medical smartcards will allow Carelife members to make membership, healthcare-related and other payments and will also provide an electronic data base for members’ medical records and history. TPID’s S-DNA and KMACK technology will protect members’ medical smartcards as well as the medical devices, sensors and other products provided to members against the counterfeiting and substandard quality epidemic in China.

In response to the critical demand in China for quality elderly healthcare, the Carelife JV will also develop the first medical and elderly care integrated community in China. The exclusive community will be set up on a 450 acre site in Shanghai and will provide housing, a resort and a medical center for the elderly and their families in China. China looks for this project to be the model solution for its aging population which can be replicated across China. The communities will act as a gateway to introduce the latest medical technology to China and provide valuable medical information. These exclusive communities hope to attract clientele not just in China but from other parts of Asia and the world.

A lease has been signed for a new China HQ at an exclusive government owned building in Shanghai. The new China HQ will oversee and manage the Carelife JVs, which will distribute, test, further develop, and gather critical medical data from the Biofield Diagnostic System (BDS) and other medical technology in conjunction with leading Chinese governmental healthcare organizations, hospitals, testing centers, doctors, medical organizations, insurance companies, and banks.

Extensive discussions are taking place with the Chinese Ministry of Health and Chinese Food and Drug Administration to form a strategic alliance between them and MKG which would expand the distribution of the BDS device and sensors in China from the 500 Bio Centers to China’s state-owned and military hospitals.

MKG has also signed a memorandum of understanding with Fame Star Investment Limited (FSIL) to form a new JV to distribute, test, further develop, and gather medical data from BDS and other medical technology in Hong Kong and Macau. With FSIL’s strategic relationships within the healthcare community in Hong Kong and Macau, the new JV will work with, and distribute BDS to, leading clinical testing centers, hospitals, and medical institutions in Hong Kong and Macau to prepare a medical study and clinical trial for BDS in Hong Kong, which published results can be recognized throughout Hong Kong, Macau and elsewhere.

On June 23, 2008, the Company reported that world renown biotech expert and entrepreneur, Dr. Dominic Lam, has accepted its Board’s invitation to become its new chairman. Dr. Lam takes over for James MacKay, who will remain on the Board. Dr. Lam’s achievements have been recognized at the highest levels in China and the United States. Dr. Lam has received the Presidential Medal of Merit from President Bush who also appointed him to a Presidential Committee in 1989. Dr. Lam obtained his bachelor, masters and doctorate degrees by the age of 22, studied under two Nobel Laureates at Harvard Medical School before joining the Harvard Faculty at Harvard and subsequently at Texas Medical Center in Houston. In 1985, he started the first biotech company in Texas, took it public in 1988 and was widely recognized as the Father of Texas Biotechnology. In 1989, he was invited to establish the Hong Kong

Institute of Biotechnology to help Hong Kong’s high tech development.  In 1993, Dr. Lam founded LifeTech Group to develop, manufacture and market the best Eastern and Western healthcare products. Dr. Lam is also a well-known philanthropist who first brought “Project Orbis”, the flying eye hospital, to China in 1982. To pursue his charitable mission, Dr. Lam moved back to Hong Kong in 1999 and founded the World Eye Organization to prevent and treat eye diseases for the poor, initially in China and subsequently around the world. Dr. Lam has authored over 100 research articles, some of them in prestigious journals such as Nature, 6 books published by MIT and holds over 17 U.S. and international patents. In 2001, one of Dr. Lam’s patents entitled “Edible Vaccines” was named by MIT as one of “five patents that will transform business and technology” and by Time Magazine as one of ten most important developments in the 21st century. Dr. Lam has received numerous honors and awards, including honorary professor at the Chinese Academy of Science (1985), the US High Tech Entrepreneur of the Year (1989) and Asian Society Man of the Year (1991).

According to the U.N., there are over 172 million women in mainland China, Hong Kong, and Macau ages 40-70 years old.  According to the International Agency for Research on Cancer, the breast cancer incidence rate in China is 18.7 per 100,000.

India

Since 2007, MKG has had discussions with hospital, medical and distribution representatives from India, including those associated with certain national, regional and municipal government entities and leading hospital systems and distribution networks in India, about the distribution of the BDS in India. Following the successful demonstration of the BDS at the October 24, 2007 major breast cancer detection symposium in Manila, which was attended by leading Indian representatives, there was significant interest from Indian representatives about potential significant orders and about distributing and securing regulatory approval for the BDS in India and other countries in the Indian subcontinent including Nepal and Bangladesh. The Company expects to conclude a distribution arrangement in India in 2008 and to generate purchase orders for 2009.

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

The Company anticipates receiving purchase orders for the BDS devices and sensors in 2008, including from representatives associated with national, city, and municipal Filipino government, including the Congress of the Philippines.  These potential purchase orders would be associated with the possible enactment of the new breast cancer detection legislation and national initiatives discussed above by the Congress of the Philippines, which believes that the Company and its technology can play a significant role in the national initiatives.

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

The Company also has had discussions with significant entities interested in distributing and possibly manufacturing the BDS device and sensors in Europe.  Many of the Company’s clinical trials occurred in Europe and were conducted by and at some of the leading breast cancer experts and institutions in Europe.  According to the European Network of Cancer Registries, breast cancer is also the most common cancer in females in Europe. It is estimated that in the year 2000 there were 350,000 new breast cancer cases in Europe, while the number of deaths from breast cancer was estimated at 130,000. Breast cancer is responsible for 26.5% of all new cancer cases among women in Europe, and 17.5% of cancer deaths.

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

MKG is working with the Company to best vend back the master license agreement into the Company to maximize the return to the Company of anticipated sales in China and the Philippines.  This would involve significant tax, regulatory and other implications in the U.S. and Asia, which attorneys and a leading accounting firm are currently consideration.

Developments in the U.S.

In 2007, the Company continued to transition its operations, facilities, inventory, and clinical, technical, and financial records from its former offices in Alpharetta, Georgia and California to the Company’s new office in King of Prussia.  In July 19, 2007 the Company moved its principal executive office from 1615 Walnut Street, 3rd Floor, Philadelphia, PA 19103 and the contents of its former Alpharetta, Georgia facility to King of Prussia Business Center, Suite C, 1019 West Ninth Avenue, King of Prussia, PA 19406.  The Company has since developed a strategic arrangement with the original inventor of the BDS device and his company, Guided Therapeutics, Inc., formerly SpectRx, Inc. (“GT”).  GT has certified manufacturing and regulatory facilities near Atlanta, Georgia.  As described below, the Company and GT are working on a collaborative arrangement whereby GT from its certified Atlanta facility would help the Company’s operations in the United States and would help with the updated design, development, manufacture, and regulatory certifications of the BDS, while the Company and MKG focus on operations in China, the Philippines, India, and other parts of Asia.  Accordingly, the Company is working with its current landlord to terminate the lease respecting its King of Prussia office and has moved its administrative offices back to 1615 Walnut Street, Philadelphia, PA 19102.

In 2007 and 2008 Michael Antonoplos was appointed as a Company director and as the Company’s interim chief executive officer and secretary.  Kenny Lau, who helped spearhead the initiatives in the PRC, Hong Kong and Macau was also appointed Company director.  In 2007 Michael Yom’s position changed from president to chief operating officer. See the Company’s Form 8-K filed July 19, 2007. Mr. Yom resigned as chief operating officer effective January 21, 2008.  In late November 2007 Joseph Repko agreed to step down as the Corporation’s interim chief financial officer (“CFO”) effective upon the Corporation’s securing an outside certified public accountant (“CPA”), who would help prepare its financial reports.  After another CPA disengaged to become the chief financial officer for another company, the Corporation engaged its current CPA on March 17, 2008.  The Corporation’s board of directors thereafter formalized Mr. Repko’s resignation as the Corporation interim CFO effective March 17, 2008 and appointed Michael Antonoplos the Corporation’s chief accounting officer.  On June 10, 2008, Kenny Lau tendered his resignation as a member of the Corporation’s board of directors and the Board accepted Mr. Lau’s resignation on June 11, 2008. The resignation was not a result of any disagreement with the Company but rather for personal reasons. Mr. Lau was not a member of any committees of the Board of Directors.

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

As also reported in the January 23, 2008 Form 8-K, on January 17, 2008, the Corporation filed a Certificate of Designation which designated all 12,300,000 authorized but undesignated shares of the Corporation's preferred stock as a series of voting preferred stock, par value $0.001 per share. The Certificate of Designation, the filing of which constitutes an amendment to the Corporation's Fifth Amended and Restated Certificate of Incorporation, is attached as an exhibit to the Company’s January 23, 2008 Form 8-K

The Company continues to meet and have discussions with representatives with significant financial and medical expertise to bolster the Company’s management, board, and advisory board.  On June 23, 2008, following the Corporation’s and MKG’s successful demonstration in Shanghai, the Corporation’s board of directors appointed Dr. Dominic Man-Kit Lam to the Board.  On the same day, James MacKay stepped down as chairman of the Board and the Board appointed Dr. Lam as chairman of the Board.  Mr. MacKay will remain on the Board.

Dr. Lam’s achievements have been recognized at the highest levels in China and the United States. Dr. Lam (60 years old) received the Presidential Medal of Merit from President Bush who also appointed him to a Presidential Committee in 1989. Dr. Lam obtained his bachelor, masters and doctorate degrees by the age of 22 (Lakehead University, B.S. Mathematics, 1967; University of British Columbia, M.S. Theoretical Physics, 1968; University of Toronto, Ph.D. Medical Biophysics 1970). He studied under two Nobel Laureates at Harvard Medical School (postdoctoral training) before joining the Harvard Faculty at Harvard (assistant professor of physiology) and subsequently at Texas Medical Center in Houston. In 1985, he started the first biotech company in Texas (Houston Biotechnology, Inc.), took it public in 1988 and was widely recognized as the Father of Texas Biotechnology. He was also chairman of the board of directors and chief executive officer of Agristar, Inc., a publicly listed Delaware corporation, until its acquisition by another entity in 1999. In 1989, he was invited to establish the Hong Kong Institute of Biotechnology to help Hong Kong’s high tech development. In 1993, Dr. Lam founded LifeTech Group to develop, manufacture and market the best Eastern and Western healthcare products. Dr. Lam is also a well-known philanthropist who first brought “Project Orbis”, the flying eye hospital, to China in 1982. To pursue his charitable mission, Dr. Lam moved back to Hong Kong in 1999 and founded the World Eye Organization to prevent and treat eye diseases for the poor, initially in China and subsequently around the world. Dr. Lam has authored over 100 research articles, some of them in prestigious journals such as Nature, 6 books published by MIT and holds over 17 U.S. and international patents. In 2001, one of Dr. Lam’s patents entitled “Edible Vaccines” was named by MIT as one of “five patents that will transform business and technology” and by Time Magazine as one of ten most important developments in the 21st century. Dr. Lam has received numerous honors and awards, including honorary professor at the Chinese Academy of Science (1985), the US High Tech Entrepreneur of the Year (1989) and Asian Society Man of the Year (1991). A more detailed CV of Dr. Lam is available at the registrant’s website, www.biofield.com and www.Dominiclam.net.

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

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception almost entirely by the issuance of our securities, interest income on the then unutilized proceeds from these issuances and with loans or advances made directly, or guaranteed and collateralized, by Dr. David Long and certain of his affiliates (until the MKG Acquisition) and by MKG (after the MKG Acquisition).

At June 30, 2008, we had a working capital deficiency of $8,034,393.

Our total assets were $25,910 at June 30, 2008. There were no cash and cash equivalents at June 30, 2008.  For the six months ended June 30, 2008, there was a decrease in cash and cash equivalents of $13,328, from $13,328 as of December 31, 2007.

Operating Activities

During the six months ended June 30, 2008, we had a net loss of $556,620, compared to $507,469 for the six months ended June 30, 2007, an increase of $49,151 or 9.7%. During the six months ended June 30, 2008, our net cash used in operating activities was $369,014, compared to $260,930 for the six months ended June 30, 2007, an increase of $108,084 or 41.5%.  The increase was primarily due to the Company’s efforts to update the design of BDS device and sensors for distribution and manufacture in China, the Philippines and other parts of Asia.

During the six months ended June 30, 2008, accounts payable and accrued expenses increased to $2,740,249, from $2,553,336 at December 31, 2007, an increase of $186,913 or 7.4%.  The increase was primarily due to the Company’s efforts to update the design of BDS device and sensors for distribution and manufacture in China, the Philippines and other parts of Asia.

During the six months ended June 30, 2008, we had depreciation and amortization in connection with operating activities of $695 compared to $469 for the six months ended June 30, 2007, an increase of $226.

Investing Activities

There were no investing activities during the six months ended June 30, 2008 and June 30, 2007.

Financing Activities

During the six months ended June 30, 2008, we had net cash provided by financing activities of $355,686, compared to $258,785 for the six months ended June 30, 2007.  During the six months ended June 30, 2008, we had proceeds from stock subscription of $100,000.  There were no stock subscriptions for the six months ended June 30, 2007. During the six months ended June 30, 2008, we had proceeds from issuance of notes payable of $147,551, compared to $224,395 for the six months ended June 30, 2007.  During the six months ended June 30, 2008 we had an increase in advances of stockholder and related parties of $108,135, compared to a decrease of $92,686 for the six months ended June 30, 2007.   During the six months ended June 30, 2008 and 2007 there were no issuances of common stock, preferred stock, or common stock warrants nor were there any common stock options or warrants exercised, other than the aforementioned January 17, 2008 issuance of 9,994,550 shares of common stock and 12,300,000 shares of preferred stock of the Corporation to Mr. MacKay to help consummate the debt conversion in accordance with the March 2006 Long Family Agreement as approved by the Company’s prior board and as re-ratified by the Company’s current board.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development.  We are seeking financing in the form of equity in order to provide the necessary working capital.  We are engaged in several discussions with significant funders, although we currently have no commitments for financing.  There is no guarantee that we will be successful in raising the funds required.

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

RESULTS OF OPERATIONS

Comparison of the three month period ended June 30, 2008 with the three month period ended June 30, 2007.

There were no sales in the three months ended June 30, 2007 and 2008.  We cost of sales in the three months ended June 30, 2008 of $8,172 and $5,303 in the same period in 2007.

The total operating expenses for the three months ended June 30, 2008 and June 30, 2007 were $173,156 and $177,302 respectively, representing a decrease of $4,146 or 2.4%.  This decrease is due primarily to consultant’s expenses in 2008. Total operating expenses for these three months were related to selling, general and administrative expenses.

Net interest expense for the three months ended June 30, 2008 and June 30, 2007, were $144,112 and $131,510, representing an increase of $12,602 or .10%. The increase is a direct result of increased debt in the three months ended June 30, 2008.

As a result of the foregoing, we incurred a net loss of $325,352 for the three months ended June 30, 2008, compared to $314,115 for the three months ended June 30, 2007, an increase of $11,237, or 3.6%.

Comparison of the six month period ended June 30, 2008 with the six month period ended June 30, 2007.

There were no sales in the six months ended June 30, 2008. We had $24,950 in sales revenue for the six months ended June 30, 2007.  We incurred $8,172 in costs related to sales that did not materialize in the six months ended June 30, 2008.  The cost of sales was $8,435 for the same period in 2007.

The total operating expenses for the six months ended June 30, 2008 and June 30, 2007 were $261,533 and $260,965 respectively, thus representing an increase of $568.  This increase is due primarily to consultant’s expenses in 2008.  Total operating expenses for these six months were related to selling, general and administrative expenses.

Net interest expense for the six months ended June 30, 2008 and June 30, 2007 were $287,003 and $263,019, representing an increase of $23,984 or 9.2%. The increase is a direct result of increased debt in the first quarter of 2008.

As a result of the foregoing, we incurred a net loss of $556,620 for the six months ended June 30, 2008, compared to $507,469 for the six months ended June 30, 2007, an increase of $49,151, or 9.7%.

PRODUCT RESEARCH AND DEVELOPMENT

Material research and development expenditures are expected during the next 12 months, as the Company and MKG proceed to distribute and manufacture the BDS overseas, further develop the BDS, and reinitiate efforts before the U.S. FDA.  The Company and MKG have engaged and are working with the original inventor of the BDS and his current company to help update the design of the BDS, including the update of certain components of the BDS and for screening purposes, so that the BDS can be distributed and possibly manufactured in Asia.  The Company and MKG are also working with its current sensor manufacturer to update the design of the BDS sensors, including for screening purposes.  Under the master license agreement with MKG, much of the expenses, with the exception of the efforts before the U.S. FDA, will be borne on MKG or MKG’s sublicensees.  MKG is working with the Company to best vend back the master license agreement into the Company to maximize the return to the Company of anticipated sales in China and the Philippines, and attorneys and a leading accounting firm are considering tax, regulatory and other implications in the U.S. and Asia.

ACQUISITION OR DISPOSITION OF PLANT AND EQUIPMENT

Overseas sales of an updated version of the BDS device and sensors are expected to occur during the next 12 months, including in the Philippines and in China (from the more than 500 Bio Centers are being opened throughout China by MKG and its Chinese partners).  We had minimal orders in 2007.  We are also working to manufacture more devices and sensors for prospective orders.  The acquisition of significant property, plant or equipment is also expected during the next 12 months, as MKG and its sublicensee proceed to distribute and manufacture the BDS device and sensors overseas and are working with the original inventor of the BDS device and his company as well as its current sensor manufacturer to distribute and manufacture the BDS device and sensor in China, the Philippines, and other parts of Asia.  Much of the expenses will be borne by MKG as the master licensee or MKG’s sublicensees. MKG is working with the Company to best vend back the master license agreement into the Company to maximize the return to the Company of anticipated sales in China and the Philippines, and attorneys and a leading accounting firm are considering tax, regulatory and other implications in the U.S. and Asia.

NUMBER OF EMPLOYEES

From our inception through the MKG Acquisition on March 30, 2006, we relied on the services of outside consultants and had two full time employees.  From the MKG Acquisition to June 30, 2008, we relied on the services of MKG representatives and outside consultants.  The Company and MKG have engaged and are working with the original inventor of the BDS and his current company to help update the design of the BDS, including the update of certain components of the BDS and for screening purposes, so that the BDS can be distributed and possibly manufactured in Asia.  The Company and MKG are also working with its current sensor manufacturer to update the design of the DBS sensors, including for screening purposes.

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

PART II.                      OTHER INFORMATION

Item 1.                          Legal Proceedings

As result of the Company’s arrangement with SpectRx. Inc. (now known as Guided Therapeutics, Inc.) (“GT”), which CEO was the inventor of the BDS, and which will help manage the Company’s operations and development of the BDS, the Company has forwarded much of what was in its King of Prussia office to GT’s certified manufacturing and regulatory facilities near Atlanta, Georgia, and seeks to vacate the King of Prussia office.  The landlord of its King of Prussia office has subsequently filed for and obtained a judgment in confession.  Counsel for both sides are in discussions to work out a settlement terminating the lease.  The monthly rent is approximately $3,500 and it is a 3 year lease.

The Company was also advised that a judgment in the amount of $16,228 has apparently been entered against it and its former officer, Michael Yom, by a company called Morgenstern & Associates.  The Company’s counsel was advised of this matter only after judgment was entered and is considering appropriate relief.  The Complaint only states that this company sues for the price of goods sold and/or services provided on a book account, although the Company’s present management is unaware of what goods and/or services were allegedly provided by Morgenstern.

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

Our Cash Flow Problems Have Caused Us to be Delinquent in Payments to Vendors and Other Creditors

Since 1998, our lack of financial resources has caused us to delay payment of our obligations as they became due in the ordinary course of our business.  Such delays have damaged some of our vendor and professional relationships, and have caused us to incur additional expenses in the payment of late charges and penalties.  As of June 30, 2008, we had a working capital deficiency of $8.0 million and accounts payable, primarily to service providers and vendors, aggregating approximately $1.4 million, substantially all of which are past due. These amounts have increased since June 30, 2007. At June 30, 2008, we also owed our former employees approximately $117,245, after issuance of 1,000,000 shares of our Common Stock to reduce the debt. While it was consumed for most of 2006 in the transition to new management and facilities, the Company, under MKG, worked to reduce it’s debt with several of the major creditors.  There can be no reasonable assurances that its efforts to further resolve debt will be successful.

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

Prior to the MKG Acquisition

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

None.

Item 3.                           Defaults Upon Senior Securities

None.

Item 4.                          Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our securities holders during the fiscal quarter ended June 30, 2008, except for in connection with the 1 for 10 reverse stock split discussed in Note 4 above.

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

Date: August 19, 2008		BIOFIELD CORP.

	By:	/s/ Michael J. Antonoplos Michael J. Antonoplos Chief Executive Officer and Chief Accounting Officer