Form 10-Q
period 2008-09-30
BIOFIELD CORP \DE\
filed 2008-11-19
CIK 1007018

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2008
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

AS OF NOVEMBER 19, 2008, THERE WERE 24,793,500 SHARES OF COMMON STOCK AND 12,300,000 SHARES OF PREFERRED STOCK.

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2008	2007
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$-	$13,328
Prepaids	9,000	9,000
Notes receivable	11,004	11,004
Total current assets	20,004	33,332

PROPERTY AND EQUIPMENT - Net	5,559	6,601
TOTAL ASSETS	$25,563	$39,933

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Bank overdraft	$9,912	$-
Accounts payable	1,402,513	1,402,513
Accrued interest	1,017,939	720,334
Accrued expenses	431,272	430,489
Due to affiliate	329,686	329,686
Advances from stockholder	2,324,906	2,162,703
Notes payable	2,320,159	2,223,893
Line of credit	418,920	342,180

Total current liabilities	8,255,307	7,611,798

Commitments and contigencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value, 12,300,000 shares authorized,
12,300,000 shares issued and outstanding at September 30, 2008
and December 31, 2007, respectively	12,300	12,300
Common stock, $.01 par value, 60,000,000 shares authorized,
24,793,500 shares issued at September 30, 2008 and 4,514,294 shares
issued and 999,455 shares issuable at December 31, 2007, respectively	247,935	55,138
Treasury stock - 2,306,131 shares	(3,100)	(3,100)
Stock subscriptions	3,849	3,849
Additional paid-in capital	74,935,552	66,461,340
Accumulated deficit during development stage	(83,426,280)	(74,101,392)
Total stockholders’ deficit	(8,229,744)	(7,571,865)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$25,563	$39,933

See notes to consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

					Period October 16,
	For the Three Months Ended		For the Nine Months Ended		1987 (Date of
	September 30,		September 30,		Inception) Through
	2008	2007	2008	2007	September 30, 2008

REVENUE	$-	$84,440	$-	$109,390	$244,522
COST OF SALES
Cost of goods sold	-	1,231	8,172	9,667	103,283
Loss on write down of inventory	-	-	-	-	693,500
GROSS PROFIT	-	83,209	(8,172)	99,723	(552,261)

OPERATING EXPENSES:
Research and development	-	-	-	-	40,481,889
Selling, general, and administrative	8,637,305	85,553	8,898,838	346,517	41,010,537
Impairment of intangible assets	-	-	-	-	194,268
Gain on disposition of fixed assets	-	-	-	-	(8,084)
Total operating expenses	8,637,305	85,553	8,898,838	346,517	81,678,610

OTHER INCOME (EXPENSE):
Interest income	-	-	88	-	2,476,811
Interest expense	(130,962)	(131,509)	(417,965)	(394,528)	(3,461,813)
Amortization of shares issued to lenders
and other finance costs	-	-	-	-	(405,523)
Royalty income and other	-	-	-	-	214,864
Net other expense	(130,962)	(131,509)	(417,877)	(394,528)	(1,175,661)

LOSS BEFORE INCOME TAXES	(8,768,267)	(133,853)	(9,324,887)	(641,322)	(83,406,531)

PROVISION FOR INCOME TAXES	-	-	-	-	(19,749)
NET LOSS	$(8,768,267)	$(133,853)	$(9,324,887)	$(641,322)	$(83,426,281)

NET LOSS PER SHARE:
Basic and Diluted	$(0.47)	$0.01	$(0.95)	$0.01

WEIGHTED-AVERAGE SHARES
Basic and Diluted	18,459,992	53,137,486	9,844,856	53,137,486

See notes to consolidated financial statements.

BIOFIELD CORP. ( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
			Period October 16,
			1987 (Date of
	For the Nine Months Ended		Inception) Through
	September 30,		September 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,324,887)	$(641,322)	$(83,426,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,042	469	2,763,064
Amortization of premiums on short-term investments	-	-	156,692
Amortization of deferred financing costs	-	-	2,129,643
Loss on disposal of property and equipment	-	-	194,102
Loss on license and settlement agreements	-	-	49,026
Loss on abandonment of patent applications	-	-	303,234
Loss on inventory write-down	-	-	693,500
Impairment of intangible assets	-	-	194,268
Vendor settlements	-	-	(77,257)
Noncash compensation	-	-	3,533,451
Gain from disposition of fixed assets	-	-	(159,473)
Issuances of common stock for outstanding stock obligations	8,667,010	-	8,667,010
Interest paid in common stock	-	-	575,260
Commisions and discounts on sale of common stock	-	-	96,919
Loan repayment default payable in shares of common stock	-	-	350,000
Consultancy fees paid in options	-	-	242,762
Changes in assets and liabilities:
Accounts receivable	-	(84,440)	-
Notes receivable	-	-	(11,004)
Inventories	-	-	(693,500)
Prepaids	-	(766)	(141,582)
Accounts payable and accrued liabilities	298,388	335,335	2,727,002
Net cash used in operating activities	(358,447)	(390,724)	(61,833,164)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	-	-	(2,617,639)
Costs incurred for patents and patent applications	-	-	(782,527)
Proceeds from sale of property and equipment	-	-	294,748
Purchases of short-term investments	-	-	(26,476,638)
Proceeds from sale and maturity of short-term investments	-	-	26,406,378
Net cash used in investing activities	-	-	(3,175,678)
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	9,912	-	9,912
Repayments of capitalized lease obligations	-	-	(82,234)
Proceeds from issuance of preferred stock - net	-	-	22,341,892
Proceeds from common stock subscriptions	-	-	35,203,259
Proceeds from exercise of common stock	-	-	398,546
Proceeds from issuance of notes payable	96,265	241,097	1,652,072
Proceeds from borrowings on line of credit	76,740	-	418,920
Notes financing costs	-	-	543,882
Advances from stockholder and related party	162,202	(43,534)	3,635,698
Repayments of advances from stockholder	-	-	(1,874,728)
Due to affiliate	-	190,841	329,687
Repurchases of common stock held in treasury	-	-	(3,100)
Proceeds from notes payable issued to stockholder and related party	-	-	2,546,533
Net cash provided by financing activities	345,119	388,404	65,120,339
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,328)	(2,320)	111,497
EFFECT OF EXCHANGE RATE CHANGES	-	-	(111,497)
BEGINNING OF PERIOD	13,328	2,361	-
END OF PERIOD	$-	$41	$-

Supplementary disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See notes to consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

			Period October 16,
			1987 (Date of
	September 30,		Inception) Through
	2008	2007	September 30, 2008
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Cash paid for interest	$-	$-	$857,003
Cash paid for taxes	$-	$-	$-

SUPPLEMENTAL SCHEDULE FOR NONCASH
INVESTING AND FINANCING ACTIVITIES:
During the fiscal year ended December 31, 2005, 897,500 shares of Common Stock
due as penalty for non-payment of notes payable on maturity issued:	$-	$-	$17,949

During the fiscal year ended December 31, 2005, a principal shareholder and his associates repaid the Company's line of credit and the debt is reflected in the financial statements as
advances from stockholder:	$-	$-	$1,200,000

During the fiscal year ended December 31, 2007, 1,000,000 shares of Common Stock
issued to former employee, in liue of accrued liabilities	$-	$-	$100,000

See notes to consolidated financial statements.

BIOFIELD CORP.
A DEVELOPMENT STAGE COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - ORGANIZATION

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

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2008 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim periods are not necessarily indicative of the results of the full year.  This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. There have been no changes in significant accounting policies since December 31, 2007.

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

Warrants

The Company has issued warrants to purchase the Company’s common stock in conjunction with debt and certain preferred stock issues. Warrants are accounted for in accordance with the provisions of Accounting Principles Bulletin (“APB”) No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“APB No.14”) and Emerging Issues Task Force (“EITF”) No. 00-19, Accounting for Derivative Financial Instruments Accounting for Derivative Financial Instruments Indexed to or Potentially Settled in Indexed to or Potentially Settled in a Company’s Own Stock (“EITF 00-19”). The fair value of warrants granted in conjunction with debt and equity issuances is estimated on the grant date using the Black-Scholes option pricing model. The value of warrants is separated from the total consideration of each issue and included as an element of additional paid-in capital.

Net Loss Per Share

Basic and diluted net losses per common share are presented in accordance with Statement of Financial Accounting Standards (SFAS) No.128, Earning Per Share, for all periods presented. Stock subscriptions, options and warrants have been excluded from the calculation of the diluted loss per share for the periods presented in the statements of operations, because all such securities were anti-dilutive. The net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the periods.

Reclassification

Certain amounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year consolidated financial statements.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF No. 03-6-1 on its consolidated financial position and results of operations.

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

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective for us as of January 1, 2009 and early adoption is not permitted.  The Company is currently evaluating the potential impact of FSP APB No. 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

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

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (SFAS No. 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

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

NOTE 4 - EQUITY MATTERS

As reported on our Form 8-K filed on January 23, 2008,   on January 17, 2008, the Corporation issued 9,994,550 shares of common stock and 12,300,000 shares of voting preferred stock of the Corporation to Mr. MacKay to implement part of  the debt conversion in accordance with the Long Agreement as approved by the Company’s prior board and as re-ratified by the Company’s current board. On the December 31, 2007 balance sheet, the shares of common stock were classified as issuable and the shares of voting preferred stock were classified as issued.   Each share of voting preferred stock entitles the holder thereto to two (2) votes. The debt conversion occurred as follows:

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

On March 28, 2008 the Company’s board of directors (the "Board") unanimously adopted a resolution seeking shareholder approval to amend the Company's Articles of Incorporation to effect an 1 for 10 reverse split of Biofield's Common Stock (the "Reverse Split"), which was subsequently approved on March 31, 2008 by a stockholder of the Company holding over a majority of the total voting rights for all issued and outstanding shares of common and preferred stock of the Company executed a written consent authorizing the Board to amend the Company's Articles of Incorporation to effect the Reverse Split at any time prior to March 31, 2009.  On April 2, 2008, the Company filed a preliminary information statement (Schedule PRE 14C) respecting the 1 for 10 reverse stock split with the SEC.  The Company did not receive any comments on the Information Statement from the SEC within the 10-day period; filed a definitive information statement (Schedule DEF 14C) with the SEC on April 22, 2008; and mailed on April 23, 2008 the definitive information statement to all shareholders of record as of April 1, 2008  The Company filed on May 23, 2008 with the Secretary of State for the State of Delaware a Certificate of Amendment to the Certificate of Incorporation in connection with the Reverse Split. NASDAQ OMX, Corporate Data Operations subsequently approved the Reverse Split, advised the Company that the Reverse Split would take effect on June 20, 2008. The Company's new symbol assigned on that date is now BZEC.  The Company's new CUSIP number is 090591 603.

Immediately prior to the 1 for 10 stock split, there were 60 million shares authorized with 55,137,486 shares issued and outstanding.  Subsequent to the stock split, there were 60 million shares authorized with 5,513,749 shares issued and outstanding. Preferred shares were not affected by the reverse stock split. Additionally, 19,366,840 shares of common stock were issued and 87,089 shares of common stock were retired post reverse stock split in the third quarter ended September 30, 2008, bringing the total common stock outstanding to 24,793,500.

On March 7, 2008, per Board approval, 1,000,000 pre-reverse split common shares were issued to Sephora Capital Management in settlement of  Sephora’s claims against the Company. According to Sephora, it was engaged in a consulting capacity by company management prior to MKG.  Sephora and its counsel stated that the Long family had improperly tendered 1,000,000 common shares belonging to Sephora to MKG as part of the LFCG-MKG March 2006 acquisition and that the Long Family had agreed to return or compensate  these shares to Sephora for services rendered by Sephora.  Sephora therefore asserted a claim with the Company and its transfer agent with regard to 1,000,000 common shares which had been provided to MKG as consideration for the LFCC-MKG March 2006 acquisition.

On July 31, 2008, per Board approval, 19,006,840 post-reverse split common shares were issued to James MacKay, representing the balance of common shares which we were required to issue under the Long Agreements to give MacKay 51% of our common stock on a fully diluted basis.

On July 31, 2008, per Board approval, 100,000 post-reverse common shares were issued to Fernardo Martinez  pursuant to a stock subscription he had made on November 26, 2007 for US$100,000 at $0.10 per share.

On July 31, 2008, per Board approval, 160,000 post-reverse common shares were issued to DBD Consultation Limited pursuant to stock subscriptions he had made on November 28, 2007 and February 27, 2008 for a total of US$160,000 at $0.10 per share.

NOTE 5 - PROVISIONAL PATENT FILED RELATED TO SCREENING

On August 21, 2008, the Company entered into an exclusive worldwide license agreement with one of the original BDS inventors, Mark Faupel, PhD, regarding technology he has developed related to screening.  The licensed technology consists of any technology pertaining to the utilization of electrical, electropotential, electrical impedence, ionic or otherwise electrically charged organic species for the screening, detection or diagnosis of disease states in an organism.  Under the license agreement, Dr. Faupel will be paid a royalty in the amount of 5% of the net sales of the licensed product if the licensed product is based exclusively on the licensed technology or 3% of the net sales if the licensed product is used in conjunction with technology licensed to Biofield from other sources.  Under the agreement, Dr. Faupel is to receive a minimal royalty payment of $80,000 per year or $20,000 per quarter.  The royalties are capped at US$5 million.  The term of the license agreement is 10 years or until all patents for the licensed technology have expired, whichever is later.

On August 22, 2008 we filed a provisional patent with the United States Patent and Trademark Office regarding the above screening technology titled “Method and Apparatus for Disease Diagnosis and Screening Using Extremely Low Frequency Electromagnetic Fields.  Dr. Faupel was listed as the inventor.

We have also engaged an IP lawyer to assess and take the steps needed to maintain our prior existing patents and rectify lapses resulting from maintenance fees.

NOTE 6 - BIOFIELD ACQUIRES EXCLUSIVE DISTRIBUTION RIGHTS

On September 18, 2008, the Company entered into an Exclusive Distribution Agreement with NeuroMed Devices, Inc., ("NeuroMed Devices"), a Nevada corporation with principal offices at Oakley, Utah and Laguna Niguel, California, USA.

Under the Exclusive Distribution Agreement, the Company obtained exclusive worldwide distribution rights to NeuroMed Devices’ OraCalm (for oral herpes) and ViraCalm (for genital herpes) non-invasive medical devices for the treatment of oral and genital herpes. During the three year term of the Exclusive Distribution Agreement, Biofield must meet certain performance minimums in order to retain exclusivity.

NOTE 7 - CHANGES IN OFFICERS AND DIRECTORS

On September 4, 2008, Michael J. Antonoplos tendered his resignation as the interim director, chief executive officer, secretary and chief accounting officer, effective September 5, 2008.  Antonoplos served until the Company’s up-list to the OTC Bulletin Board was completed; arrangements were in place to commence operations in China; and the Company was able to secure medical experts for the board.

On September 4, 2008, James MacKay, holder of over 51% of the shares of our  common stock and all of the shares of our  preferred stock, executed a written consent of the majority shareholder in lieu of shareholder meeting, wherein under Article III, Section 4 of the registrant's By-Laws, MacKay as our majority shareholder removed Michael Yom from the Board , effective September 5, 2008. Yom's time and energies had been dedicated to other endeavors for some time now.  The written consent also authorized the reduction of the minimum number of directors to 2.

On September 5, 2008, to fill the vacancies created by the resignations of Antonoplos and Yom, our board appointed David Bruce Hong as our president, secretary and chief accounting officer and as a director of the Company.  Under the terms of our employment agreement with Hong, he will serve as our president for a period of three years.  During his term of employment, Hong will earn a base salary of $8,333.33 per month for the first six months and $10,000 per month thereafter.  In addition to base salary, Hong may be paid an annual bonus as our Compensation Committee determines in its sole discretion. Hong will be entitled to participate in and be covered under all welfare benefit plans or programs maintained for executive officers. Hong is also entitled to receive 250,000 restricted shares of the registrant's common stock.

On September 12, 2008, our board appointed Shepard G. Bentley, Steven M. Waszak, and Shiva Sharareh, PhD as our new chief executive officer, chief financial officer, and chief technology officer.

Mr. Bentley, under the terms of his Employment Agreement, will serve as our CEO for a period of three years. During his term of employment, he will earn a base salary of $300,000 per year. In addition to base salary, he may be paid an annual bonus as our Compensation Committee determines in its sole discretion. He will be entitled to participate in and be covered under all welfare benefit plans or programs maintained for executive officers. Bentley is also entitled to receive 2,500,000 restricted shares of our common stock.

Mr. Waszak, under the terms of his Employment Agreement, will serve as our CFO for a period of three years. During his term of employment, he will earn a base salary of $250,000 per year. In addition to base salary, he may be paid an annual bonus as our Compensation Committee determines in its sole discretion.  He will be entitled to participate in and be covered under all welfare benefit plans or programs maintained for executive officers. Waszak is also entitled to receive 2,000,000 restricted shares of our common stock.

Dr. Sharareh, under the terms of her Employment Agreement, will serve as our CTO for a period of three years. During her term of employment, she will earn a base salary of $220,000 per year and a one time payment of Fifty Thousand U.S. Dollars ($50,000) payable at ninety days and another one time payment of Fifty Thousand U.S. Dollars ($50,000) payable at one hundred and eighty days, as two equal parts of a deferred signing bonus. In addition to base salary, she may be paid an annual bonus as our Compensation Committee determines in its sole discretion. She will be entitled to participate in and be covered under all welfare benefit plans or programs maintained for executive officers. Dr. Sharareh is also entitled to receive 2,000,000 restricted shares of our common stock.

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

To help ongoing strategic initiatives in Asia, the Company and MKG opened an office in Hong Kong in April 2008. The office oversees and is responsible for our ongoing demonstrations and our sales, regulatory, and other strategic initiatives in Asia, including the People’s Republic of China, Hong Kong, Taiwan, India, the Philippines, Japan, Indonesia, South Korea, Vietnam, Singapore, and Malaysia.  The new office is located at 3412, China Merchants Tower, 168-200 Connaught Road, Sheung Wan, Hong Kong. The new office is headed by David Hong, who is our President and who heads our  Biofield operations for all of Asia.

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

The Carelife JV will open a network across China of medical clinic centers, call centers and data centers for R&D. The first medical clinic center is expected to open in January  2009 at Carelife’s China Headquarters in Shanghai. In partnership with China’s National Labor Union and funded with an investment by Chinese Government and others of approximately US$363 million, the Carelife JV will open more than 500 medical clinic centers across China before 2012 at different Labor Union centers covering 60% of China’s urban population. This national network will be part of China’s national healthcare program to instill best healthcare management practices and to address critical problems related to its aging population. China’s top insurance companies (China Life Insurance and Ping An Insurance) and top bank, China Industrial Commercial Bank, have agreed to refer subscribers, employees, and clients to join the Carelife network.

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

The Company has received significant interest from leading Chinese entities interested in distributing the BDS in China and is evaluating each opportunity. The Company believes that orders for the BDS device and sensors will be placed in Shanghai, Beijing, Hong Kong, Guangdong Province, Guangxi Province, Taiwan and Macau commencing in 2009 and is working with facilities in the United States, China, and Malaysia to manufacture the BDS device and sensors.  The Company is also working with leading Chinese representatives to secure the governmental authorization to distribute and possibly manufacture the BDS device and sensors in China.
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

On October 24, 2007, the joint venture presented the BDS at a major breast cancer detection symposium in Manila attended by approximately 200 guests, including representatives from 100 of the top hospitals and medical institutions in the Philippines and government and industry representatives from the Philippines, China and India.  Following the successful demonstration of the BDS at the October 24, 2007 major breast cancer detection symposium in Manila, discussions are taking place about potential  orders to be delivered in 2009.

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

The Company anticipates receiving purchase orders for the BDS devices and sensors in late 2008 or early 2009, including from representatives associated with national, city, and municipal Filipino government, including the Congress of the Philippines.  These potential purchase orders would be associated with the possible enactment of the new breast cancer detection legislation and national initiatives discussed above by the Congress of the Philippines, which believes that the Company and its technology can play a significant role in the national initiatives.

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

The Company also has had discussions with significant entities interested in distributing and possibly manufacturing the BDS device and sensors in Europe.  We anticipate potential orders in 2009.  Many of the Company’s clinical trials occurred in Europe and were conducted by and at some of the leading breast cancer experts and institutions in Europe.  According to the European Network of Cancer Registries, breast cancer is also the most common cancer in females in Europe. It is estimated that in the year 2000 there were 350,000 new breast cancer cases in Europe, while the number of deaths from breast cancer was estimated at 130,000. Breast cancer is responsible for 26.5% of all new cancer cases among women in Europe, and 17.5% of cancer deaths.

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

Developments in the U.S.

On August 21, 2208, we entered into an exclusive worldwide license agreement with one of the original BDS inventors, Mark Faupel, PhD, regarding technology he has developed related to screening.  On August 22, 2008 we filed a provisional patent with the United States Patent and Trademark Office regarding the above screening technology titled “Method and Apparatus for Disease Diagnosis and Screening Using Extremely Low Frequency Electromagnetic Fields.  See Note 6 above.

On September 18, 2008, we entered into Exclusive Worldwide Distribution Agreement with NeuroMed Devices, Inc., related to NeuroMed Devices’ OraCalm (for oral herpes) and ViraCalm (for genital herpes) non-invasive medical devices for the treatment of oral and genital herpes.  See Note 7 above.

On September 4, 2008, Michael J. Antonoplos resigned as a director and officer of the Company and Michael Yom was removed from the board, effective September 5, 2008.   On September 5, 2008, to fill the vacancies created by the resignations of Antonoplos and Yom, our board appointed David Bruce Hong as our president, secretary and chief accounting officer and as a director of the Company.  On September 12, 2008, our board appointed Shepard G. Bentley, Steven M. Waszak, and Shiva Sharareh, PhD as our new chief executive officer, chief financial officer, and chief technology officer.  See Note 8 above.

 In July 19, 2007 the Company moved its principal executive office from 1615 Walnut Street, 3rd Floor, Philadelphia, PA 19103 and the contents of its former Alpharetta, Georgia facility to King of Prussia Business Center, Suite C, 1019 West Ninth Avenue, King of Prussia, PA 19406.  The Company has since developed a strategic arrangement with the original inventor of the BDS device and his company, Guided Therapeutics, Inc., formerly SpectRx, Inc. (“GT”).  GT has certified manufacturing and regulatory facilities near Atlanta, Georgia.  As described below, the Company and GT are working on a collaborative arrangement whereby GT from its certified Atlanta facility would help with the updated design, development, manufacture, and regulatory certifications of the BDS,   In addition, we have brought in new management who are based in Southern California.    Accordingly, the Company is working with its current landlord to terminate the lease respecting its King of Prussia office and has moved its administrative offices back to 1615 Walnut Street, Philadelphia, PA 19102.

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

In 2007, the Company had continuing efforts associated with (1) manufacturing the new prototype of the BDS device (in the U.S., China, Mexico and elsewhere) and (2) reinitiating additional clinical trials in the U.S. which would help facilitate securing U.S. FDA approval.  The Company has had repeated discussions with former representatives of the Company and physicians involved in developing the BDS, clinical trials and development, and the use of the BDS for screening purposes. Those discussions are in addition to the discussions MKG has had and continues to have with leading representatives in China, India, the Philippines and other foreign countries. Several of the representatives and physicians are proceeding to obtain U.S. FDA approval for other technology.  Further, the Company has had discussions and meetings with healthcare organizations in the U.S. about additional clinical trials, the use of the BDS in women’s health centers, and possible joint clinical trials with leading medical institutions in Asia and Europe introduced by MKG.  Given the availability of patients for clinical trials in Asia and MKG’s relationship with leading Asian medical institutions, one of MKG’s goals is to conduct clinical trials in Asia with leading Asian and Western medical institutions, which would facilitate efforts to secure U.S. FDA approval. Finally, the Company has met with engineering and design experts in the U.S. and China to manufacture the new prototype of the BDS device and further develop the devise and sensors for screening.  Device schematics are now being reviewed by experts in Asia to manufacture the current device and new prototype in China and other countries in Asia.  The Company is also considering facilities in the U.S. which have been certified by the U.S. FDA with regard to non-invasive cancer detection technology.

In October 2007, the Company and MKG entered into a collaboration agreement with SpectRx, Inc. (“SpectRx”)  (See SpectRx’s press release dated November 27, 2007 available at:  http://www.guidedtherapeutics.com/News/ Bio%20manufacture%20agreement%20November%2027%202007.pdf.)  The chief executive officer of SpectRx, Dr. Mark Faupel, was one of the original inventors of the BDS and has developed similar non-invasive cervical cancer technology. Dr. Faupel and fellow SpectRx board member and international healthcare policy expert, Dr. Ronald Hart, helped presented the BDS at the October 24, 2007 Manila Breast Cancer Detection Symposium. SpectRx has certified manufacturing facilities in the U.S. and will help the Company redesign and update the BDS device for potential purchase orders from Asia and elsewhere.  From his time at the Company, Dr. Faupel also has extensive knowledge about the screening application for the BDS and will work with the Company to further develop the BDS device, sensors, and sensor configurations for screening purposes.
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

The fourth level relates to manufacturing.  MKG has been working with manufacturers in China, Malaysia, and Mexico which are reviewing the schematics and other materials relating to the prototype device.   We have identified and are working with a certified medical equipment manufacturing facility in Malaysia which we believe can produce the BDS devices for upcoming potential orders.  MKG has also been working with a sensor manufacturer with manufacturing facilities in China, India, Eastern Europe, and the U.S.  MKG recognizes the importance of properly reestablishing manufacturing given regulatory requirements here and overseas.  Its intent is to first reestablish manufacturing of the prototype device in the U.S. and then supplement and/or transfer manufacturing to certified manufacturing facilities in China, India, Mexico and elsewhere.  It is working with technical and regulatory experts in the U.S. and Asia to properly reestablish manufacturing.  Its ultimate goal is develop its own certified manufacturing facilities, whether in the U.S., Asia or elsewhere, which would obviate outsourcing and which allow manufacture of other possible medical technology.

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

At September 30, 2008, we had a working capital deficiency of $8,235,303.

Our total assets were $25,563 at September 30, 2008. There was no cash and cash equivalents at September 30, 2008.  For the nine months ended September 30, 2008, there was a decrease in cash and cash equivalents of $13,328, from $13,328 as of December 31, 2007.

Operating Activities

During the nine months ended September 30, 2008, our net cash used in operating activities was $358,447, compared to $390,724 for the nine months ended September 30, 2007, a decrease of $32,277.  During the nine months ended September 30, 2008, we had a net loss of $9,324,888, compared to $941,332 for the nine months ended September 30, 2007, an increase of $8,683,555. The increases were primarily due to our outstanding obligation under the March 2006 Long Agreements to issue the balance of the common shares needed to give MacKay 51% of our common stock on a fully diluted basis (approximately $8,667,010 worth of common stock).   These shares could not have been issued until completion of our 1 for 10 reverse stock split, which occurred on June 20, 2008.

During the nine months ended September 30, 2008, we had depreciation and amortization in connection with operating activities of $1,042 compared to $469 for the nine months ended September 30, 2007, an increase of $573.

During the nine months ended September 30, 2008, accounts payable and accrued expenses increased to $2,851,724, from $2,553,336 at December 31, 2007, an increase of $298,388 or 11.7%.  The increase was primarily due to the Company’s efforts to update the design of BDS device and sensors for distribution and manufacture in China, the Philippines and other parts of Asia.

Investing Activities

There were no investing activities during the nine months ended September 30, 2008.

Financing Activities

During the nine months ended September 30, 2008, we had net cash provided by financing activities of $345,119, compared to $388,404 for the nine months ended September 30, 2007.  During the nine months ended September 30, 2008, we had proceeds from bank overdraft of $9,912, compared to none for the nine months ended September 30, 2007.  During the nine months ended September 30, 2008, we had proceeds from issuance of notes payable of $96,265, compared to $241,097 for the nine months ended September 30, 2007.  During the nine months ended September 30, 2008, we had proceeds from borrowings on line of credit of $76,740, compared to none for the nine months ended September 30, 2007.  During the nine months ended September 30, 2008, we had an increase in advances of stockholder and related parties of $162,203, compared to a decrease of $43,534 for the nine months ended September 30, 2007.

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

RESULTS OF OPERATIONS

Comparison of the three month period ended September 30, 2008 with the three month period ended September 30, 2007.

There were no sales in the three months ended September 30, 2008 and $84,440 for the same period in 2007.  There was no cost of sales in the three months ended September 30, 2008. The cost of sales in the three months ended September 30, 2007 was $1,231.

The total operating expenses for the three months ended September 30, 2008 and September 30, 2007 were $8,637,305 and $85,553 respectively, representing an increase of $8,551,752.  This was primarily due to our outstanding obligation under the March 2006 Long Agreements to issue the balance of the common shares needed to give MacKay 51% of our common stock on a fully diluted basis.   These shares could not have been issued until completion of our 1 for 10 reverse stock split, which occurred on June 20, 2008.

Net other expense for the three months ended September 30, 2008 and September 30, 2007, were $130,962 and $131,509 respectively, representing a decrease of $547 or 0.4%. The decrease is a direct result of decreased debt in the three months ended September 30, 2008.

As a result of the foregoing, we incurred a net loss of $8,768,267 for the three months ended September 30, 2008, compared to $133,853 for the three months ended September 30, 2007, an increase of $8,634,414.  This was primarily due to our outstanding obligation under the March 2006 Long Agreements to issue the balance of the common shares needed to give MacKay 51% of our common stock on a fully diluted basis.   These shares could not have been issued until completion of our 1 for 10 reverse stock split, which occurred on June 20, 2008.

Comparison of the nine month period ended September 30, 2008 with the nine month period ended September 30, 2007.

There were no sales in the nine months ended September 30, 2008. We had $109,390 in sales revenue for the nine months ended September 30, 2007.  We incurred $8,172 in costs related to sales that did not materialize in the nine months ended September 30, 2008.  The cost of sales was $9,667 for the same period in 2007.

The total operating expenses for the nine months ended September 30, 2008 and September 30, 2007 were $8,898,838 and $346,517 respectively, thus representing an increase of $8,552,321.  This was primarily due to our outstanding obligation under the March 2006 Long Agreements to issue the balance of the common shares needed to give MacKay 51% of our common stock on a fully diluted basis.   These shares could not have been issued until completion of our 1 for 10 reverse stock split, which occurred on June 20, 2008.   Total operating expenses for these nine months were related to selling, general and administrative expenses.

Net other expense for the nine months ended September 30, 2008 and September 30, 2007 were $417,877 and $394,528, representing an increase of $23,349 or 5.9%. The increase is a direct result of increased debt in the first quarter of 2008.

As a result of the foregoing, we incurred a net loss of $9,324,887 for the nine months ended September 30, 2008, compared to $641,322 for the nine months ended September 30, 2007, an increase of $8,683,565.  This was primarily due to our outstanding obligation under the March 2006 Long Agreements to issue the balance of the common shares needed to give MacKay 51% of our common stock on a fully diluted basis.

PRODUCT RESEARCH AND DEVELOPMENT

Material research and development expenditures are expected during the next 12 months, as we  proceed to distribute and manufacture the BDS overseas, further develop the BDS, and reinitiate efforts before the U.S. FDA.  We are working with the original inventor of the BDS and his current company to help update the design of the BDS, including the update of certain components of the BDS and for screening purposes, so that the BDS can be distributed and possibly manufactured in Asia.  We are also working with its current sensor manufacturer to update the design of the BDS sensors, including for screening purposes.

ACQUISITION OR DISPOSITION OF PLANT AND EQUIPMENT

Overseas sales of an updated version of the BDS device and sensors are expected to occur in 2009 , including in the Philippines and in China (from the more than 500 Bio Centers are being opened throughout China by MKG and its Chinese partners).  We had minimal orders in 2007.  We are also working to secure the manufacturing of more devices and sensors for prospective orders.  The acquisition of significant property, plant or equipment is also expected during the next 12 months, as we proceed to distribute and manufacture the BDS device and sensors overseas and are working with the original inventor of the BDS device and his company as well as its current sensor manufacturer to distribute and manufacture the BDS device and sensor in China, the Philippines, and other parts of Asia.

NUMBER OF EMPLOYEES

Currently, we have 4 employees.  Previously, we primarily relied on the services of  MKG representatives and outside consultants.

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

Our management, including the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

PART II.                      OTHER INFORMATION

Item 1.       Legal Proceedings

As result of the Company’s arrangement with SpectRx. Inc. (now known as Guided Therapeutics, Inc.)  and the appointment of our new officers,  the Company has forwarded much of what was in its King of Prussia office to other locations, and seeks to vacate the King of Prussia office.  The landlord of its King of Prussia office has subsequently filed for and obtained a judgment in confession.  Counsels for both sides are in discussions to work out a settlement terminating the lease.  The monthly rent is approximately $3,500 and it is a 3 year lease.

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

Our Cash Flow Problems Have Caused Us to be Delinquent in Payments to Vendors and Other Creditors

Since 1998, our lack of financial resources has caused us to delay payment of our obligations as they became due in the ordinary course of our business.  Such delays have damaged some of our vendor and professional relationships, and have caused us to incur additional expenses in the payment of late charges and penalties.  As of September 30, 2008, we had a working capital deficiency of $8.0 million and accounts payable, primarily to service providers and vendors, aggregating approximately $1.4 million, substantially all of which are past due. These amounts have increased since September 30, 2007. At September 30, 2008, we also owed our former employees approximately $117,245, after issuance of 1,000,000 shares of our Common Stock to reduce the debt. While it was consumed for most of 2006 in the transition to new management and facilities, the Company, under MKG, worked to reduce it’s debt with several of the major creditors.  There can be no reasonable assurances that its efforts to further resolve debt will be successful.

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

Item 2.       Unregistered Sale of Equity Securities and Use of Proceeds

On November 26, 2007, Fernardo Martinez invested US$100,000 per a stock subscription agreement, for which he was to receive common shares upon completion of our 1 for 10 reverse stock split at a post-reverse subscription price of $0.10 per share.  The reverse split was completed on June 20, 2008 and Martinez was issued 100,000 post-reverse common shares on July 31, 2008.

On November 28, 2007, DBD Consultation Limited (“DBD”) invested US$100,000 per a stock subscription agreement, for which he was to receive common shares upon completion of our 1 for 10 reverse stock split at a post-reverse subscription price of $0.10 per share.   On February 27, 2008, DBD invested an additional US$60,000 along the same terms of his previous subscription agreement.  The reverse split was completed on June 20, 2008 and DBD was issued 160,000 post-reverse common shares on July 31, 2008.

The above proceeds were used to pay administrative expenses in the United States, including, but not limited to, auditor fees, accountant fees, rent and consulting fees including to update the design of the BDS device.
For shares issued to MacKay, see Note 4 above.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.      Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our securities holders during the fiscal quarter ended September 30, 2008, except for in connection with the removal of Yom from the Board. On September 4, 2008, James MacKay, holder of over 51% of the shares of our  common stock and all of the shares of our  preferred stock, executed a written consent of the majority shareholder in lieu of shareholder meeting, wherein under Article III, Section 4 of the registrant's By-Laws, MacKay as our majority shareholder removed Michael Yom from the Board , effective September 5, 2008. Yom's time and energies had been dedicated to other endeavors for some time now.  The written consent also authorized the reduction of the minimum number of directors to 2.

Item 5.     Other Information

On September 4, 2008, Michael J. Antonoplos tendered his resignation as the interim director, chief executive officer, secretary and chief accounting officer, effective September 5, 2008.  Antonoplos served until the Company’s up-list to the OTC Bulletin Board was completed; arrangements were in place to commence operations in China; and the Company was able to secure medical experts for the board.

On September 5, 2008, to fill the vacancies created by the resignations of Antonoplos and Yom, our board appointed David Bruce Hong as our president, secretary and chief accounting officer and as a director of the Company.  Under the terms of our employment agreement with Hong, he will serve as our president for a period of three years.  During his term of employment, Hong will earn a base salary of $8,333.33 per month for the first six months and $10,000 per month thereafter.  In addition to base salary, Hong may be paid an annual bonus as our Compensation Committee determines in its sole discretion. Hong will be entitled to participate in and be covered under all welfare benefit plans or programs maintained for executive officers. Hong is also entitled to receive 250,000 restricted shares of the registrant's common stock.

On September 12, 2008, our board appointed Shepard G. Bentley, Steven M. Waszak, and Shiva Sharareh, PhD as our new chief executive officer, chief financial officer, and chief technology officer.

Mr. Bentley, under the terms of his Employment Agreement, will serve as our CEO for a period of three years. During his term of employment, he will earn a base salary of $300,000 per year. In addition to base salary, he may be paid an annual bonus as our Compensation Committee determines in its sole discretion. He will be entitled to participate in and be covered under all welfare benefit plans or programs maintained for executive officers. Bentley is also entitled to receive 2,500,000 restricted shares of our common stock.

Mr. Waszak, under the terms of his Employment Agreement, will serve as our CFO for a period of three years. During his term of employment, he will earn a base salary of $250,000 per year. In addition to base salary, he may be paid an annual bonus as our Compensation Committee determines in its sole discretion.  He will be entitled to participate in and be covered under all welfare benefit plans or programs maintained for executive officers. Waszak is also entitled to receive 2,000,000 restricted shares of our common stock.

Dr. Sharareh, under the terms of her Employment Agreement, will serve as our CTO for a period of three years. During her term of employment, she will earn a base salary of $220,000 per year and a one time payment of Fifty Thousand U.S. Dollars ($50,000) payable at ninety days and another one time payment of Fifty Thousand U.S. Dollars ($50,000) payable at one hundred and eighty days, as two equal parts of a deferred signing bonus. In addition to base salary, she may be paid an annual bonus as our Compensation Committee determines in its sole discretion. She will be entitled to participate in and be covered under all welfare benefit plans or programs maintained for executive officers. Dr. Sharareh is also entitled to receive 2,000,000 restricted shares of our common stock.

Shepard G. Bentley, R.A.C.

Shepard ("Shep") Bentley started in industry in 1984 as a Research Technician at the Hospital Corporation of America, Inc. Later in 1988, he joined Kendall-McGaw Laboratories, Inc. in production management for ethical and non-parenteral drugs supporting intravascular medicine. In 1993, he founded and managed Rising Star, Inc. as its CEO for the purpose of producing high quality instrumentation. He sold his business and joined Comarco Wireless Technologies as a director in 1999. In 2001, he formed Medical Quality Systems, providing the life sciences industry with regulatory expertise. Simultaneously, he served as Volcano Therapeutics' Director of Quality. Shortly after 9/11, Shep was called back to active duty in the Marines. He returned from Iraq in 2003, left active duty in 2004, and retired as a Lieutenant Colonel in 2005. Upon his return, Shep formed Synergy Biomedical, LLC, serving as its President in collaboration with Washington, D.C. - based Synergy, Inc. to provide biomedical regulatory expertise to the device and pharmaceutical industry of Southern California. After the acquisition of Synergy by ICF International, Inc., Shep spun off to form and manage Bentley Biomedical Consulting, LLC, in June 2006. He has also founded Contract Medical Device Services, Inc., serving as its President, to enable prototyping and pre-production of medical product concepts. Shep Bentley obtained his bachelor's degree from The University of The South, and performed his advanced studies at Johannes Gutenberg University in Mainz, Germany. He is active with the Orange County Technology Alliance Network (OCTANe). Furthermore, he is an active member of the International Society of Quality of Life Research, the Association for the Advancement of Medical Instrumentation, and he holds the Regulatory Affairs Certification (RAC). He maintains a Top Secret security clearance, and speaks a number of languages.

Steven Waszak

Prior to joining the registrant, Mr. Waszak served as Chief Financial Officer and Chief Operating Officer of Zetera Corporation; Irvine, CA from 2005. Zetera Corporation is a developer of networked storage, for the home, office, and business computing markets. Prior to joining Zetera Corporation, Mr. Waszak was VP Sales Operations, Ciena Corporation, Linthicum, MD during 2004 and 2005. Ciena Corporation is a global supplier of networking communications software and equipment. Prior to joining Ciena Corporation, Mr. Waszak was Chief Financial Officer and Chief Operating Officer, Internet Photonics; Shrewsbury, New Jersey from 2001 until it was sold to Ciena Corporation in 2004.

Internet Photonics was a Bell Labs/Lucent spin-off, and a leading supplier of carrier-grade optical Ethernet transport solutions and intelligent wavelength platforms enabling network operators to sell high bandwidth services. Mr. Waszak served on the Board of Directors of SMTEK International; Los Angeles, CA from 2001 - 2004, where he was chairman of audit committee and compensation committee and played a pivotal role in negotiating the company sale to CTS Corporation. Mr. Waszak earned a BS in Accounting from Loyola Marymount University and has attended seminars at Northwestern Kellogg Graduate School of Business and Harvard Business School.

Shiva Sharareh, Ph.D.

Prior to joining the registrant, Dr. Sharareh was founder of Finite Medical Inc., Laguna Niguel, California, from June 2007; Vice President of Product Development & Operations, Neuromed Devices Inc, Laguna Niguel, California, from July 2007; and Vice President of Product Development, Vertech Inc., Laguna Niguel, California, from June 2008. Finite Medical Inc. is a consulting company that focuses in early stage product development and Animal/Clinical Feasibility conformation of electromechanical disposable devices. At Neuromed, Dr. Sharareh developed a conceptual design of oral herpes, genital herpes, and clinical depression devices based on neuromodulation technology. At Vertech, Dr. Sharareh developed a conceptual design and prototype of a therapeutic delivery spinal catheter. From November 2007 until June 2008, Dr. Sharareh was Sr. Director, Device Development at Interface Associates, Inc. of Laguna Niguel, California. Interface Associates helps start up companies bring next generation conceptual ideas to validation stage and market launch. From April 2003 until June 2007, Dr. Sharareh held various positions at Biosense Webster, a Johnson & Johnson Company, Diamond Bar, California. At the time of her resignation, she was Director, Advanced Technology and Clinical Feasibility. Dr. Sharareh holds a PhD from University of British Columbia; a MS in Chemical Engineering, University of New Mexico; and a BS in Chemical Engineering, University of New Mexico, Albuquerque, New Mexico.

As of September 30, 2008, our directors and officers consisted of:

Dr. Dominic Man-Kit Lam	Director-Chairman (June 2008)	Director Agreement --551,375 post reverse split common shares
James MacKay	Director (March 2008)	Consulting Agreement --$180,000 per year --51% of the common shares on a fully diluted basis per March 2006 MKG-LFCG Agreement
David Bruce Hong	Director and President (September 2008)	Employment Agreement --$100,000 per year per first 6 months, $120,000 per year afterwards --250,000 common shares
Shepard Bentley, RAC	CEO (September 2008)	Employment Agreement --$300,000 per year --2,500,000 common shares
Steve Waczak	CFO (September 2008)	Employment Agreement --$250,000 per year --2,000,000 common shares
Shiva Sharareh, Ph.D.	CTO (September 2008)	Employment Agreement --$220,000 per year --2,000,000 common shares

Our previous officers and directors since April 2006 were:

Michael J. Antonoplos	CEO & Secretary (May 2007 to October 2008) Chief Accounting Officer (March 2008 to October 2008) Director (May 2007 to October 2008)
Kenny Lau	Director ( July 2007 to June 2008)
Michael Yom	President (April 2006 to July 2007) COO (July 2007 to January 2008) Director (April 2006 to October 2008)
Joseph Repko	CFO (March 2007 to March 2008)

Item 6.                          Exhibits and Reports on Form 8-K

Exhibits

Number	Title
99.1	License Agreement dated August 21, 2008 between Biofield Corp. and Mark L. Faupel, Ph.D.
99.2	Exclusive Distribution Agreement dated September 19, 2008 between Biofield Corp. and NeuroMed Devices, Inc.
99.3	Employment Agreement dated September 3, 2008 between Biofield Corp. and David Bruce Hong
99.4	Employment Agreement dated September 12, 2008 between Biofield Corp. and Shepard G. Bentley
99.5	Employment Agreement dated September 15, 2008 between Biofield Corp. and Steven M. Waszak
99.6	Employment Agreement dated September 15, 2008 between Biofield Corp. and Shiva Sharareh, PhD
31	Rule 13a-14(a) Certification
32	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BIOFIELD CORP.

By: /s/ David Bruce Hong
David Bruce Hong President
Date: November 19, 2008