Form 10-K
period 2008-12-31
BIOFIELD CORP \DE\
filed 2009-04-13
CIK 1007018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________  to ________

Commission file number 000-27848

BIOFIELD CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-3703450
(State of Incorporation)	(IRS Employer Identification No.)

1615 Walnut Street, 3 rd Floor, Philadelphia, PA	19102
(Address of principal executive offices)	(Zip Code)

(215) 972-1717
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  [ ]    No  [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(a) of the Act.    Yes  [ ]    No  [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [ ]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]

Non-Accelerated Filer	[ ]	Smaller Reporting Company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  [ ]   No  [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the average closing price of the registrant’s common stock on December 31, 2008 was approximately $867,773, based on a closing price ($0.035), as reported by the Pink Sheet Electronic OTC Markets.

The number of outstanding shares of the registrant’s common stock on March 23, 2009 was 28,486,833 shares of Common Stock and 12,300,000 shares of Series A Preferred Stock.

PART I

ITEM 1.  BUSINESS.

Biofield Corp. is a development-stage medical technology company which has developed an advanced medical device and associated diagnostic system (the Biofield Diagnostic System or “BDS”) to assist in detecting breast cancer, has secured exclusive marketing rights to products for treatment of oral and genital herpes and a diagnostic test for cervical cancer, and seeks to secure marketing rights for other complimentary products.

In March of 2006, MacKay Group Limited (“MKG”) acquired control of the Company.  Prior to the date MKG acquired control of the Company, the Company was focused on securing approval of the BDS from the U.S. Food and Drug Administration (“U.S. FDA”).  These efforts were unsuccessful and led to MKG’s acquisition of control of the Company.  Under MKG, the Company has focused on developing markets outside the United States with significant populations of women, where MKG has significant industry and government relationships, where the need for the BDS appears compelling, and where the regulatory hurdles are not as burdensome.  These markets include China (including Hong Kong and Macau), India, the Philippines, Indonesia, Malaysia, and other parts of Asia.  The Company also intends to develop markets in Mexico, Latin America, the Caribbean, Africa, Europe, and the Middle East.  As the Company’s resources permit, the Company will seek U.S. FDA approval of the BDS. The Company believes its strategy of developing foreign markets will provide additional clinical data and research and development (including as it may pertain to screening and other cancers) which will facilitate its efforts to secure U.S. FDA approval.

In 2008, the Company recommitted its efforts to secure CE mark certification for BDS, recruited a new management team, opened an office in Hong Kong, in conjunction with the Company’s controlling stockholder, MKG, opened a sales office in Bangalore, India, moved its US offices from King of Prussia, Pennsylvania to Philadelphia, Pennsylvania, and embarked on a strategy to assemble a portfolio of  medical technology products that can be distributed using the same sales channels the Company intends to use to market the BDS.

In furtherance of its strategy to develop revenue while pursuing the CE mark for BDS, the Company obtained exclusive, worldwide distribution rights from NeuroMed Devices, Inc. for NeuroMed’s OraCalm device, for oral herpes, and Vira Calm device, for genital herpes.  In early 2009, the Company obtained exclusive, worldwide distribution rights (excluding Belgium) from Valibio, SA for ValiRx plc’s Human Papilloma Virus (HPV) diagnostic test for cervical cancer, ValioRx’s Hypergenomics™ and Nucleosomics™ cancer diagnostics products, and any other cancer diagnostic products developed during the term of the Distribution Agreement The Company expects to begin marketing the OraCalm device, for oral herpes, via direct web based/internet marketing, retail, wholesale and through physicians and hospitals in 2009.

In 2007, the Company moved its facilities, inventory and operations from Alpharetta, Georgia to King of Prussia, Pennsylvania and transferred and reorganized voluminous amounts of clinical and technological data and financial records, resumed filing annual and quarterly reports with the Securities and Exchange Commission (“SEC”) and brought all of its filings current, converted approximately $2 million of the Company’s debt to equity stock, and began a number of foreign market initiatives which are discussed in Item 6 of the Company’s Form 10-KSB for fiscal year ending December 31, 2007 filed April 15, 2008.

Most of 2006 was consumed in connection with the series of transactions which resulted in acquiring control of the Company.  Unless indicated otherwise below, any material events in 2006 related to events, which predated 2006 and the MKG acquisition, and which were reported in detail in the Company’s prior SEC’s filings including its Form 10-KSB for fiscal year ending December 31, 2005 filed May 30, 2006.

The BDS Technology

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

For more information the BDS and its history, development, clinical trials, and limitations, see the Company’s prior SEC filings, published studies, and website, including the more detailed discussion on the BDS in the Company’s Form 10-KSB for the year ended December 31, 2005 filed May 30, 2006.

The State of Breast Cancer Globally

The description about breast cancer and current detection technologies contained in the Company’s Form 10-KSB for the year ended December 31, 2005 filed May 30, 2006, has not changed materially.  As reported in, among other publications, the October 15, 2007 edition of Time Magazine, breast cancer is the most common and lethal form of cancer for women in the world.  According to the World Health Organization, more than 1.2 million cases are identified worldwide each year, and about 500,000 new and existing patients will die from the disease. In the U.S., breast cancer will be diagnosed in 1 in 8 women.  A woman’s chance of developing breast cancer during her lifetime is about 1 out of 7 or 13.4 percent.  According to studies, the chance that breast cancer will be the cause for a woman’s death is 1 in 33 or three percent.

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

Country	Incidence Rate per 100,000 people1	Total Population
China	18.7	1,321,222,000
India	19.1	1,169,016,000
Indonesia	26.1	231,627,000
Mexico	26.4	106,535,000
The Philippines	46.6	88,706,300
Japan	32.7	127,750,000
South Africa	35.0	48,577,000
Malaysia	30.8	27,329,000

1Source: Time Magazine, October 15, 2007, Special Report-Global Breast Cancer, A Disease Breaks Free, pp. 38-39, (citing International Agency for Research on Cancer, Danish Cancer Society, National Cancer Institute, and other sources).

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

The Company under MKG is working with government representatives in China, the Philippines, and elsewhere to adopt broad-based early awareness and detection initiatives and campaigns to develop demand for the Company’s BDS and other products.

Recent studies have also raised concerns about the effectiveness in certain circumstances of mammography, which ever since the 1980s has long been considered the gold standard for detecting breast tumors. A 2007 study in the New England Journal of Medicine (NEJM) concluded that a highly promoted and widely used computerized system for examining mammograms is leading to less accuracy, not more.  According to the study, this type of mammography not only failed to detect more cancers, it led to more false alarms that resulted in additional testing and biopsies for spots on mammograms that turned out to be harmless.  See April 5, 2007 New York Times article, “Study to Detect Breast Cancer,” The NEJM study sparked heated debates about options in addition to mammography.  Much of the debate centered about magnetic resonance imaging (MRI).  While MRIs can produce a more detailed picture of breast tissue, they are expensive and tend to produce more false positives than mammograms. The New York Times article reported that MRIs would cost healthcare insurers and providers an additional $1 billion per year.

For more information, see the Company’s prior SEC filings, published studies, and website, including the more detailed discussion on breast cancer and current detection modalities in the Company’s Form 10-KSB for the year ended December 31, 2005 filed May 30, 2006.

Company History

The March 30, 2006 MKG Acquisition

On March 30, 2006, MKG acquired a controlling interest in the Company as a result of a series of agreements detailed in and attached to the Company’s April 6, 2006 Form 8-K.

In connection with MKG’s acquisition of control of the Company, all of the Company’s prior royalty, distribution, employment, research and development, and consulting agreements were terminated and directors John Stephens and Dr. Raymond Long~~,~~ resigned from the Board of Directors and James MacKay and Michael Yom were elected to the Board.   MacKay became chairman and Yom president.  Dr. David Long remained a board member until his death in April 2006.

The Debt Conversion

In connection with MKG acquisition of a controlling interest in the Company, MKG acquired approximately $2 million of the Company’s indebtedness.  On January 17, 2008, the Company issued 9,994,550 shares of common stock and 12,300,000 shares of Series A Preferred Stock to complete the debt conversion contemplated by the agreements detailed in and attached to the Company’s April 6, 2006 Form 8-K.  Each share of Series A Preferred Stock entitles the holder thereto to two (2) votes. The debt conversion occurred as follows:

Amount of Converted Debt	Shares of Capital Stock Issued upon the Conversion	Conversion Price per Share
$ 499,727.50	9,994,550 shares of common stock, par value $0.001/share	$0.05/share
$1,230,000.00	12,300,000 shares of Series A Preferred Stock, par value $0.001/share	$0.10/share

As a result of the issuance of common stock and voting preferred stock pursuant to the debt conversion, the transfer of stock by LFCG to MKG pursuant to the Long Agreement, and MKG’s assignment to Mr. MacKay (including 5,898,495 shares), Mr. MacKay became the holder of shares of the Company's capital stock entitling him to approximately 51.96% of all of the votes entitled to be cast by stockholders of the Company on a fully-diluted basis For more details on the terms of the Series A Preferred Stock, see the Company’s Form 8-K filed January 23, 2008.

Government Regulation

Unless indicated otherwise below, there were no material events or developments in 2008 related to government regulation, manufacturing, marketing and sales, patents and proprietary information, licenses and other agreements, research & development, competition, employees, and risk factors from the sections relating to those subjects in the Company prior SEC’s filings including its Form 10-KSB for fiscal year ending December 31, 2007 filed April 15, 2008.

The Company has refocused its energies to distributing the BDS in foreign markets The Company plans to reinitiate efforts to obtain U.S. FDA approval of the BDS when sufficient resources are available. The Company believes that the government and industry relationships, the possible significant clinical data and research and development, and revenues it secures abroad will advance efforts to secure U.S. FDA approval.

With its new management team, the Company also resumed work to obtain CE mark certification for the BDS.

Manufacturing

Under prior management, the BDS device and sensors were manufactured in the U.S.  The company which prior management engaged to design the prototype of the BDS device has manufacturing facilities in Ireland. In addition to these options, the Company under MKG is working with technical, manufacturing, and regulatory experts to manufacture the new prototype device and the sensors overseas, including China and Mexico.  The Company is also considering other FDA-certified manufacturing facilities in the U.S., which manufacture similar non-invasive technology.

Licenses and Other Agreements

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

Marketing and Sales

In furtherance of its strategy to develop revenue while pursuing the CE mark for BDS, the Company obtained exclusive, worldwide distribution rights from NeuroMed Devices, Inc. for NeuroMed’s OraCalm device, for oral herpes, and Vira Calm device, for genital herpes.  The Company has also obtained exclusive, worldwide distribution rights (excluding Belgium) from Valibio, SA for ValiRx plc’s Human Papilloma Virus (HPV) diagnostic test for cervical cancer, ValioRx’s Hypergenomics™ and Nucleosomics™ cancer diagnostics products, and any other cancer diagnostic products developed during the term of the Distribution Agreement.

Employees

In September 2008, Michael Antonoplos resigned as a director and as the Company’s chief executive officer, chief accounting officer and secretary, although Michael Antonoplos continues to serve the Company as a consultant.  In September 2008, David Bruce Hong was appointed to the Board of Directors and hired as the President of the Company, Shepard G. Bentley, was hired as the Chief Executive Officer, Steven M. Waszak, was hired as the Chief Financial Officer, and Shiva Sharareh, PhD, was hired as the Chief Technology Officer.

ITEM 1A.  RISK FACTORS

We Expect to Continue to Incur Significant Operating Losses Which Endangers our Viability as a Going-Concern

The Company has never established adequate sources of operating revenue and had incurred net operating losses since our inception.  At December 31, 2008, we had an accumulated deficit of approximately $85.2 million.  These losses have resulted principally from costs incurred in research and development and clinical trials and from general and administrative costs associated with our operations. We expect operating losses to continue, mainly due to the anticipated expenses associated with the pre-market approval process and proposed commercialization of our device, research and development and marketing activities and administration costs.  Our continuing losses have caused our independent accountants to qualify their audit report regarding our use of "going concern" basis of accounting in preparation of our 2008 consolidated financial statements.  Although the Company~~,~~ under MKG, is now focused on distributing the BDS and complementary products overseas relying on MKG’s foreign government, industry, and distribution relationships, there can be no reasonable assurances, however, that such efforts will be to establish predictable and scalable sources of revenue.

Our Cash Flow Problems Have Caused Us to be Delinquent in Payments to Vendors and Other Creditors

Since 1998, our lack of financial resources has caused us to delay payment of our obligations as they became due in the ordinary course of our business.  Such delays have damaged some of our vendor and professional relationships, and have caused us to incur additional expenses in the payment of late charges and penalties.  As of December 31, 2008, we had a working capital deficiency of approximately $10.0 million and accounts payable, primarily to service providers and vendors, aggregating approximately $1.4 million, substantially all of which are past due. These amounts have increased since December 31, 2007

We Will Require Significant Additional Capital to Continue Operations Which May Not be Available

Our continued losses and operational plan require us to secure substantial equity financing to continue in business.  As a result of our weak financial position, lack of operating history, and inherent risk, the cost of obtaining new finance will continue to be very high, and if arrangements involve issuance of shares, the future dilution could be significant.  There can be no reasonable assurances that equity financing, if available, can be obtained when needed or on terms favorable to the Company or the existing holders of our equity securities.

We Have a Limited Operating History

We have had a limited history of operations.  Since inception in October 1987, we have engaged principally in the development of our device, which has not been approved for sale in the United States, and recently in securing distribution rights for complimentary products.  Consequently, we have little experience in manufacturing, marketing and selling our products and no meaningful history upon which you can evaluate the likelihood of our ultimate success.  There can be no reasonable assurances, the Company will be successful.

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

We Expect to Encounter Difficulty in Hiring Required Personnel and the Loss of any Key Personnel Could Adversely Affect our Operations

As a small medical technology company, we are heavily dependent upon the talents of key personnel.  Due to lack of funding, we are unable to pay current salaries, and thus retention of employees is a difficult.  We use services of some of the ex-employees as consultants when we have the cash and if they are available to perform the required services.  Competition for qualified personnel in the medical device and biotechnology industries is intense and we do not know if we will be successful in our recruitment efforts.  If we are unable to attract, and then retain, qualified personnel, our operations will be significantly adversely affected.

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

Our Principal Stockholder Can Control Most Matters Requiring Approval by Our Stockholders

MKG owns a majority of the outstanding voting securities and can determine the election of our directors, and as a result, our policies and the outcome of all important matters that are subject to the vote of our stockholders.  This concentration of ownership, among other things, also may increase our difficulty in raising necessary financing.

We Lack Independent Directors

We cannot assure you that our Board of Directors will have any independent directors   In the absence of a majority of independent directors, our Board of Directors could establish policies and enter into transactions without independent review.  This presents the potential for a conflict of interest between MKG, management, and our stockholders, and may increase our difficulty in raising necessary financing.  In addition, we cannot establish an audit committee or compensation committee without independent directors, which could prohibit us from listing our shares of common stock for trading on a recognized national securities exchange or on any electronic exchange regulated by NASDAQ.  MKG, intends to restructure the Company’s board of directors in the future to bring recruit independent directors to preserve or prepare for future potential listing opportunities.  There can be no reasonable assurances that such efforts will be successful.

We Have Issued 12,300,000 shares of Preferred Stock

The Company issued 12,300,000 shares of voting preferred stock of the Company to Mr. MacKay to consummate the conversion of the Converted Debt.  Each share of voting preferred stock entitles the holder thereto to two (2) votes. For a description of the Series A Preferred Stock, see the Company’s Form 8-K filed January 23, 2008.

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

In addition to the above risk factors, see the risk factors set forth in the Company’s Form 10-KSB for fiscal year ending December 31, 2007 filed April 15, 2008.  These include risks associated with the political and economic environment, foreign currency exchange and the legal system in foreign countries. The economy of China and other foreign countries differs significantly from the economies of the western industrialized nations in such respects as structure, level of development, growth rate, capital   reinvestment, repatriation, resource allocation, self-sufficiency, rate of inflation and balance of payment positions, among others. While certain foreign governments such as China have enacted laws encouraging foreign investment, it remains to be seen how uniformly they will be enforced and interpreted.

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

ITEM 2.  PROPERTY.

As of May 2007, the Company moved its corporate headquarters from King of Prussia, Pennsylvania to 1615 Walnut Street, 3rd and 4th Floors, Philadelphia, Pennsylvania, following the Company’s default under the King of Prussia office lease in March 2008.  For 2008, the rent was approximately, $42,000.  Until June 2007, the Company subleased space at the Alpharetta facility, and was paying month to month rent, to maintain inventory and clinical, device and other files.  In June 2007, pursuant of a 3-year lease, the Company relocated all of its operations to a new office in King of Prussia, Pennsylvania.  The monthly rent for the King of Prussia office was approximately $4,000 including utilities.

ITEM 3.  LEGAL PROCEEDINGS.

As result of the Company’s arrangement with third party to help manage the Company’s operations and development of the BDS, the Company has forwarded much of what was in its King of Prussia office to the third party’s certified manufacturing and regulatory facilities near Atlanta, Georgia, and seeks to vacate the King of Prussia office.  The landlord of the Company’s King of Prussia office has subsequently filed for and obtained a judgment in confession.  Counsel, for both sides, is in discussions to work out a settlement terminating the lease.  The monthly rent is approximately $3,500 and it is a 3 year lease. As of April 10, 2009, the Company is in process of working out any remaining issue with the Landlord.

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

The Company filed an action seeking a declaratory judgment and injunctive relief against William R. Dunavant in the Eastern District of Pennsylvania.  The Company is seeking a determination that Company has no obligation to pay the remuneration contemplated by the consulting agreement with Mr. Dunavant and injunctive relief to prevent Mr. Dunavant from continuing to violate the confidentiality and restrictive covenants in the consulting agreement.

We are not a party to any other pending legal proceeding which is not routine litigation incidental to our business or which involves a claim for damages exceeding 10% of our current assets, nor are we aware of any current proceeding concerning us that a governmental authority may be contemplating.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock, par value $.001 per share, was quoted on the Pink Sheets Electronic Market, Inc. currently; our common stock is listed in the "Pink Sheets" published by Financial Insight Systems, Inc.

The following table sets forth the high and low per share daily closing sales prices for our common stock as reported by the Pink Sheets Electronic Market, Inc for the periods indicated.

YEAR ENDING DECEMBER 31, 2008	High	Low
First Quarter	0.15	0.11
Second Quarter	1.60	1.10
Third Quarter	1.20	0.30
Fourth Quarter	0.50	0.04

YEAR ENDING DECEMBER 31, 2007
First Quarter	0.20	0.02
Second Quarter	0.10	0.06
Third Quarter	0.38	0.07
Fourth Quarter	0.28	0.11

On March 23, 2009, the closing sale price for our common stock was $0.20 per share, as reported by the Pink Sheets Electronic Market, Inc.

HOLDERS

As of March 23, 2009, there were 256 holders of record of our common stock, including Cede & Co., who held 20,207,465 shares for an undisclosed number of beneficial holders.

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

TRANSACTIONS INVOLVING UNREGISTERED SECURITIES

As discussed in more detail in the above “debt conversion” section and in the Company’s Form 8-K filed January 23, 2008 and the Form SC 13D filed January 28, 2008, in accordance with the Long Agreement on January 17, 2008, the Company issued 9,994,550 shares of common stock and 12,300,000 shares of Series A Preferred Stock of the Company to James MacKay to consummate the conversion of the Converted Debt.  Each share of voting preferred stock entitles the holder thereto to two (2) votes.

Pursuant to employment agreements with David Bruce Hong, Shepard G. Bentley, Steven M. Waszak, and Shiva Sharareh, PhD, the Company has agreed to issue 250,000, 2,500,000, 2,000,000, and 2,000,000 shares of common stock, respectively.

On March 4, 2009, The Company issued and sold 880,000 shares of common stock and issued 2,813,333 shares of common stock upon conversion of $422,000 of debt.

REPURCHASES OF SECURITIES

None.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

THE COMPANY’S FOCUS ON FOREIGN MARKETS UNDER MKG

Prior management’s focus was on securing U.S. FDA approval to distribute the BDS in the U.S. Under MKG, the Company has reoriented its energies towards generating sales in foreign markets with significant populations of women, where MKG has significant industry and government relationships, where the need for the BDS appears compelling, and where the regulatory hurdles are not as burdensome.  Included among the foreign markets are China (including Hong Kong, Taiwan and Macau), India, the Philippines, Indonesia, Malaysia, Singapore, Vietnam, and other parts of Asia, Mexico, Latin America, the Caribbean, Africa, Europe, and the Middle East.  The initial countries MKG are focusing on account for approximately one half of the world’s female population.  As articulated in the October 15, 2007 Time Magazine article, MKG recognized from the outset that breast cancer is no longer an affliction which only concerns certain segments of women in the U.S. and Western Europe but is tragically a global challenge.  Given the nature of the BDS, the Company believes that the BDS can play a role to help save lives in foreign countries, which for a variety of reasons may not have the detection technologies present in the U.S. and Western Europe.

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

From the middle of 2007 to the first part of 2008, significant discussions occurred in Shanghai, Beijing, Hong Kong, Guangdong Province, Tianjin, Guangxi Province, Taiwan and Macau with leading Chinese healthcare bureaus, officials, medical institutions, and physicians.  Successful demonstrations were conducted in Shanghai, Beijing, and Hong Kong.  Several Chinese government and hospital representatives also attended the Company’s well received breast cancer symposium in Manila in the fall of 2007. In March-April 2008, an initial demonstration of the BDS was successfully conducted in Shanghai at the facilities of a division of Chinese government organization which is a leading testing center in Shanghai involved with reviewing and bringing new healthcare technologies to China.  Additional demonstrations are planned in Shanghai for training, studies and data collection-related purposes.  The Company has received significant interest from leading Chinese entities interested in distributing the BDS in China and is evaluating each opportunity.  Upon recertification of the CE mark, the Company intends to obtain FDA certification for China.  The Company believes that orders for the BDS device and sensors will be placed in China following FDA approval.  The Company is working with leading Chinese representatives to secure the governmental authorization to distribute and possibly manufacture the BDS device and sensors in China.

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

The Carelife JV will open a network across China of medical clinic centers, call centers and data centers for research and development. The first medical clinic center will open in February 2009 at Carelife’s China Headquarters in Shanghai. Carelife is currently in discussions regarding a possible partnership with China’s National Labor Union which would be funded with an investment by Chinese Government and others of approximately US $363 million to open more than 500 medical clinic centers across China at different Labor Union centers covering 60% of China’s urban population.  This national network would be part of China’s national healthcare program to instill best healthcare management practices and to address critical problems related to its aging population.  China’s top insurance companies (China Life Insurance and Ping An Insurance) and top bank, China Industrial Commercial Bank, have agreed to refer subscribers, employees, and clients to join the Carelife network.

The Carelife JV will provide Biofield’s BDS technology, among others, through this national 500+ medical clinic center network. The medical clinic centers will also introduce BDS to hospitals and government-owned medical care units for China’s general population. Carelife’s target diagnostic penetration rate in urban China is 20% - representing at least 25 million diagnoses per year.

Extensive discussions are taking place with the Chinese Ministry of Health and Chinese Food and Drug Administration to form a strategic alliance between them and MKG which would expand the distribution of the BDS device and sensors in China from the 500 Bio Centers to China’s state-owned and military hospitals.

MKG has also signed a Joint Venture and Exclusive Distribution Agreement with Fame Star Investment Limited (FSIL) to form a new JV, the MacKay Medical Group Limited (“MKMG”) for the distribution, testing, and further development of the BDS and other medical technology in Hong Kong and Macau. With FSIL’s strategic relationships within the healthcare community in Hong Kong and Macau, the new JV will work with, and distribute BDS to, leading clinical testing centers, hospitals, and medical institutions in Hong Kong to prepare a medical study and clinical trial for BDS.

India

Since 2007, MKG has had discussions with hospital, medical and distribution representatives from India, including those associated with certain national, regional and municipal government entities and leading hospital systems and distribution networks in India, about the distribution of the BDS in India. Following the successful demonstration of the BDS at the October 24, 2007 major breast cancer detection symposium in Manila, which was attended by leading Indian representatives, there was significant interest from Indian representatives about potential significant orders and about distributing and securing regulatory approval for the BDS in India and other countries in the Indian subcontinent including Nepal and Bangladesh. The Company expects to conclude a distribution arrangement in India in or about the middle of 2009 and to generate purchase orders for 2010.

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

On October 24, 2007, the joint venture presented the BDS at a major breast cancer detection symposium in Manila attended by approximately 200 guests, including representatives from 100 of the top hospitals and medical institutions in the Philippines and government and industry representatives from the Philippines, China and India.  Following the successful demonstration of the BDS at the October 24, 2007 major breast cancer detection symposium in Manila, discussions are taking place about potential orders for 2009 delivery.

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

The Company anticipates receiving purchase orders for the BDS devices and sensors in 2009, including from representatives associated with national, city, and municipal Filipino government, including the Congress of the Philippines.  These potential purchase orders would be associated with the possible enactment of the new breast cancer detection legislation and national initiatives discussed above by the Congress of the Philippines, which believes that the Company and its technology can play a significant role in the national initiatives.

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

The Singapore Sale

On February 28, 2007, Biofield sold a BDS device and three cases of sensors to leading distributor in Singapore. The gross proceeds totaled $24,950.  The distributor is an industry leader in Singapore in biomedical engineering, which serves all the major medical centers and hospitals in Singapore.  The end user is a nationally and internationally acclaimed institution in Singapore, which is recognized as an innovator for cutting edge technologies, including those in the biomedical science industry and medical device field, and for its commitment to public and community service. The sale was the result of a tender which was awarded to the Company.  In addition to using the BDS for diagnostic purposes, the end user is conducting significant research which may impact the use of the BDS for screening purposes.  The distributor believes its clients may be interested in buying the BDS devices and sensors. (See Company’s press release dated February 28, 2007, a coy of which is available online at www.biofield.com.)

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

In November 2008, MKG signed a Joint Venture and Distribution Agreement to form The MacKay Distribution Limited (MKDL) for the European market. MKDL has since been in extreme close negotiations with a major Spanish Medical Distribution Group for Spain and Portugal. Since then, one demo unit was sent to the Spanish company for testing purposes and both entities have agreed to roll out a BDS road show within Spain during mid 2009 after the CE re-certification.  Pending CE re-certification, the Company anticipates receiving orders for the BDS devices and sensors in late 2009.

The MKG Master License

As reported in and attached to its Form 8-K filed July 31, 2007, the Company signed a master license agreement (the “Agreement”) with MKG.  Pursuant to the Agreement, the Company granted to MKG an exclusive (even to the Company), sub licensable, royalty-bearing, worldwide license to make, have made, use, import, offer for sale, and sell devices, sensors and other products or services incorporating the Company’s patented and unpatented breast cancer detection technology, including, but not limited to, the BDS, the Biofield Breast Cancer Proliferation Detection System, the Breast Cancer Diagnostic Device, and the Biofield Breast Examination or BBESM  (collectively, the “Technology”).  The Company also granted MKG, on a worldwide basis, the Exclusive Distribution, Manufacturing, Development, Clinical, and R&D Rights (as those terms are defined in the Agreement) with regard to the Technology. Under the Agreement, MKG assumes from the Company the sole responsibility and expense to market, manufacture, further develop (clinically and technically), and otherwise commercialize the Technology. MKG further assumes from the Company the sole responsibility and expense to secure additional regulatory approvals and to conduct additional clinical trials, as well as research and development.  MKG will also make commercially reasonable efforts to, among other things, further develop the Technology for screening, as opposed to purely diagnostic, purposes and for cancers other than breast cancer.

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

MKG and the Company have discussed transferring to the Company a majority interest in the entity that holds the master license agreement. No agreement has been reached pending resolution of the consideration to be paid to MKG and satisfactory resolution of the tax, regulatory and other issues in the U.S. and Asia.

Developments in the U.S.

On September 18, 2008, the board of directors of Biofield Corp., a Delaware corporation ("Biofield") approved the execution of an Exclusive Distribution Agreement with NeuroMed Devices, Inc., ("NeuroMed Devices") a Nevada corporation with principal offices at Oakley, Utah and Laguna Niguel, California, USA.

Under the terms of the Exclusive Distribution Agreement, Biofield obtained exclusive worldwide distribution rights to NeuroMed Devices’ OraCalm (for oral herpes) and ViraCalm (for genital herpes) non-invasive medical devices for the treatment of oral and genital herpes. During the three year term of the Exclusive Distribution Agreement Biofield must meet certain performance minimums in order to retain exclusivity. Biofield believes it will be able to meet these performance minimums and extend the initial term of the Exclusive Distribution Agreement prior to its expiration.

OraCalm and ViraCalm devices employ non-invasive neuromodulation techniques. Neuromodulation is a noninvasive treatment modality in which a unique combination of electrical signals, frequencies and waveforms are transmitted to higher centers in the brain using a patented mechanism. This unique technology encourages the manufacture and secretion of brain neurochemicals using a mechanism that cannot be simulated by drugs or conventional electrotherapy devices.

Neuromodulation technology relies on a sophisticated frequency pattern that uses carefully calculated patterns of changing frequencies. The term Neuromodulation is used to describe two very different treatment approaches, one invasive, the other non-invasive.

Invasive Neuromodulation - refers to the surgical implant of electrodes in the brain or elsewhere in the body.

Non-Invasive Neuromodulation - refers to the use of electrodes outside the body with no surgery or implantation of any device within the body.

NeuroMed Devices entered into the Exclusive Distribution Agreement with Biofield because of Biofield’s access to Asian and other worldwide markets to commercialize these two devices once the applicable regulatory approvals have been obtained. NeuroMed Devices’ regulatory path for both devices will be to seek FDA approval. "Over-the-Counter" approvals will also be sought so that a physician's prescription will not be necessary for the purchase of these devices. In addition to U.S. regulatory approvals, NeuroMed Devices plans to seek a CE Mark for Europe, as well as regulatory approvals elsewhere worldwide. Currently, regulatory approvals and intellectual property protection are in progress in Hong Kong and the Peoples Republic of China via several mechanisms including the China Counsel for Promotion of International Trade, the Chinese equivalent of the FDA.

Patents on the technology for both the Oral and Genital Herpes devices, and Method of Treatment, were filed with the United States Patent and Trademark Office in November 2000. The international filing date was November 2001. Patent application No. 6,618,625, "Method and Apparatus for the Treatment of Viral Diseases" was issued on Sept 9, 2003 (Silverstone, 2003). Publication date of the continuance was September. 2004. The European patent # 1359971 was approved on July 2006 and has been issued in FRANCE, GERMANY, ITALY, SPAIN and the UNITED KINGDOM. The AUSTRALIAN patent application, # 2001298007, was issued on May 25, 2007. The INDIAN patent application, No. 624/KOLNP/03, was issued April 2, 2008. NeuroMed Devices awaits results of patent applications elsewhere.

LONG-TERM STRATEGY AND GOALS

The long term strategy and goal of the Company is to become a leading provider of state-of-the-art medical and healthcare-related technology throughout the world.  The Company’s immediate goal is the distribution and manufacture of the BDS in foreign markets and subsequently in the U.S. upon securing U.S. FDA approval.  The Company is also working with medical experts in the U.S., Asia, the Middle East, and Europe on advanced medical and healthcare-related technologies other than the BDS, which MKG can use its government and industry relationships in Asia and elsewhere to distribute, manufacture and further develop.  While many of these other technologies relate to women’s health and non-invasive technologies, other technologies relate to fields such as hospital and data management, emergency or triage management, diabetes, obesity, and childhood diseases and care.

On the BDS, the Company’s goal is to exploit MKG’s government, medical, distribution, manufacturing and other relationships overseas to develop the BDS as a leading breast cancer detection modality outside the U.S.  The initial focus is on China, India, the Philippines, Indonesia, Malaysia, and Mexico.  The Company plans to extend its marketing efforts to other parts of Asia, Latin America, the Caribbean, Africa, Europe, and the Middle East.  With sales, acceptance and support from leading government, medical, and industry representatives, clinical trial results, and further research and development from those countries, the Company intends to reinitiate efforts before the U.S. FDA to distribute the improved version of the BDS in the U.S.

In order to expand revenue generation activities, the Company has secured and intends to explore other opportunities to acquire rights to distribute additional medical products.  On September 18, 2008, the Company entered into an Exclusive Distribution Agreement with NeuroMed Devices, Inc. with principal offices at Oakley, Utah and Laguna Niguel, California, USA. Biofield obtained exclusive worldwide distribution rights to NeuroMed Device’s OraCalm (for oral herpes) and ViraCalm (for genital herpes) non-invasive medical devices for the treatment of oral and genital herpes. During the three year term of the Exclusive Distribution Agreement Biofield must meet certain performance minimums in order to retain exclusivity. Biofield believes it will be able to meet these performance minimums and extend the initial term of the Exclusive Distribution Agreement prior to its expiration. OraCalm and ViraCalm devices employ non-invasive neuromodulation techniques. Neuromodulation is a noninvasive treatment modality in which a unique combination of electrical signals, frequencies and waveforms are transmitted to higher centers in the brain using a patented mechanism. This unique technology encourages the manufacture and secretion of brain neurochemicals using a mechanism that cannot be simulated by drugs or conventional electrotherapy devices.

Neuromodulation technology relies on a sophisticated frequency pattern that uses carefully calculated patterns of changing frequencies. The term Neuromodulation is used to describe two very different treatment approaches, one invasive, the other non-invasive. Invasive Neuromodulation - refers to the surgical implant of electrodes in the brain or elsewhere in the body. Non-Invasive Neuromodulation - refers to the use of electrodes outside the body with no surgery or implantation of any device within the body.

NeuroMed Devices entered into the Exclusive Distribution Agreement with the Company because of the Company’s access to Asian and other worldwide markets to commercialize these two devices once the applicable regulatory approvals have been obtained. NeuroMed Devices’ regulatory path for both devices will be to seek FDA approval. "Over-the-Counter" approvals will also be sought so that a physician's prescription will not be necessary for the purchase of these devices. In addition to U.S. regulatory approvals, NeuroMed Devices plans to seek a CE Mark for Europe, as well as regulatory approvals elsewhere worldwide. Currently, regulatory approvals and intellectual property protection are in progress in Hong Kong and the Peoples Republic of China via several mechanisms including the China Counsel for Promotion of International Trade, the Chinese equivalent of the FDA.

Patents on the technology for both the Oral and Genital Herpes devices, and Method of Treatment, were filed with the United States Patent and Trademark Office in November 2000. The international filing date was November 2001. Patent application No. 6,618,625, "Method and Apparatus for the Treatment of Viral Diseases" was issued on Sept 9, 2003 (Silverstone, 2003). Publication date of the continuance was September. 2004. The European patent # 1359971 was approved on July 2006 and has been issued in FRANCE, GERMANY, ITALY, SPAIN and the UNITED KINGDOM. The AUSTRALIAN patent application, # 2001298007, was issued on May 25, 2007. The INDIAN patent application, No. 624/KOLNP/03, was issued April 2, 2008. NeuroMed Devices awaits results of patent applications elsewhere.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception almost entirely by the issuance of our securities, interest income on the then unutilized proceeds from these issuances and with loans made directly, or guaranteed and collateralized, by Dr. David Long and certain of his affiliates (until the MKG Acquisition) and by MKG (after the MKG Acquisition).

At December 31, 2008, we had a working capital deficiency of approximately $10.0 million, an increase of $2.4 from December 31, 2007. Our cash and cash equivalents were $0 at December 31, 2008, as compared to $13,328 at December 31, 2007.

At December 31, 2008 and 2007, we had no value on the balance sheet for the inventory, as a full reserve has been recorded.

During 2008, we had a net loss of approximately $11.1 million, compared to approximately $1.3 million for 2007, an increase of approximately $9.8 million. The increase was primarily due to the Company’s issuance of $8,667,009 of common stock, in lieu of cash compensation, to Directors and Officers, in efforts to update the design of BDS device and sensors for distribution and manufacture in China, the Philippines and other parts of Asia. During the year ended December 31 2008, our net cash used in operating activities was approximately $0.5 million, compared to approximately $1.0 million for the year ended December 31, 2007, a decrease of approximately $0.5 million.  The decrease was primarily due to cost of common stock issued for services, an increase in accounts payable and accrued expenses offset primarily by the net loss.

During the year ended December 31, 2008, accrued expenses increased to approximately $2.1 million, from approximately $0.4 million at December 31, 2007, an increase of approximately $1.7 million or 425%.  The increases were primarily due to accrued legal expenses of approximately $650,000, as well as accrued compensation for management, of approximately $1 million.

During the year ended December 31, 2008, we had depreciation and amortization in connection with operating activities of $1,390 compared to $816 for the year ended December 31, 2008, an increase of $574.

Cash Flows Activities

During 2008, our operating activities utilized $503,308, which included a net loss of $11,091,561, offset by the non-cash issuance of $8,667,010 in common stock, in lieu of cash compensation, to Directors and Officers, in efforts to update the design of BDS device and sensors for distribution and manufacture in China, the Philippines and other parts of Asia. There were no investing activities during the fiscal year ended December 31, 2008. Our financing activities provided $489,980.  We had proceeds from bank overdraft of $9,912, issuance of notes payable of $187,058, borrowings on line of credit of $76,740, as well as advances of stockholder and related parties of $216,270.

During 2007, our operating activities utilized $969,487 of net cash, our investing activities utilized $6,948 and our financing activities provided $987,402 of net cash, representing proceeds of issuance of notes payable of $66,808, proceeds of issuance of common stock of $100,000, proceeds from borrowings on line of credit of $342,180, proceeds from notes financing costs of $281,805 and advances aggregating $196,609 from certain of his affiliates and MKG, respectively.

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

The independent auditors report on our December 31, 2008 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2008 with the Year Ended December 31, 2007:

In fiscal year ended December 31, 2008 we had no revenue. Revenue for the same period in 2007 was $109,390.

In fiscal year ended December 31, 2008 we had no cost of sales. Cost of sales for the same period in 2007 was $19,664.

In fiscal year ended December 31, 2008 we had no gross profit. Gross profit for the same period in 2007 was $89,726.

We did not incur any research and development expenses in 2008 or 2007.

Selling, general and administrative expenses increased by $9,708,911 or 1,182%, to $10,530,286 in 2008, from $821,375 in 2007.  The increase was largely attributable to $8,667,010 worth of common stock issued, in lieu of cash compensation, to Directors and Officers, in efforts to update the design of BDS device and sensors for distribution and manufacture in China, the Philippines and other parts of Asia, consulting expenses of new management and facilities; consultants and professional expenses, as well as expenses related to travel.

We had net interest expense of $561,275 in 2008, compared to $545,223 in 2007, an increase of $16,052, or 2.9%. This increase was the result of accrued interest on higher loan balances in fiscal year ended December 31, 2008, when compared to loan balances for the same period in 2007.

As a result of the foregoing, we incurred a net loss of $11,091,561 in 2008, compared to $1,276,873 in 2007, an increase of $9,814,689, or 769%.

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

By adjusting its operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow deficits through the next 12 months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

The independent auditors report on our December 31, 2008 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

PRODUCT RESEARCH AND DEVELOPMENT

Material research and development expenditures are expected during the next 12 months, as the Company and MKG proceed to distribute and manufacture the BDS overseas, further develop the BDS, and possibly reinitiate efforts before the U.S. FDA.  The Company and MKG have engaged and are working with the original inventor of the BDS and his current company to help update the design of the BDS, including the update of certain components of the BDS and for screening purposes, so that the BDS can be distributed and possibly manufactured in Asia.  The Company and MKG are also working with its current sensor manufacturer to update the design of the BDS sensors, including for screening purposes.  Under the master license agreement with MKG, much of the expenses, with the exception of the efforts before the U.S. FDA, will be borne on MKG or MKG’s sublicensees.

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

NUMBER OF EMPLOYEES

From our inception through the MKG Acquisition on March 30, 2006, we relied on the services of outside consultants and had two full time employees.  From the MKG Acquisition to September, 2008, we relied on the services of MKG representatives and outside consultants.  In September 2008, David Bruce Hong was appointed to the Board of Directors and hired as the President of the Company, Shepard G. Bentley, was hired as the Chief Executive Officer, Steven M. Waszak, was hired as the Chief Financial Officer, and Shiva Sharareh, PhD, was hired as the Chief Technology Officer. The Company and MKG have engaged and are working with the original inventor of the BDS and his current company to help update the design of the BDS, including the update of certain components of the BDS and for screening purposes, so that the BDS can be distributed and possibly manufactured in Asia.  The Company and MKG are also working with its current sensor manufacturer to update the design of the DBS sensors, including for screening purposes.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 8.  FINANCIAL STATEMENTS.

Our consolidated financial statements and the report of Jewett, Schwartz, Wolfe & Associates are attached to this Annual Report on Form 10-KSB beginning on page F-1 and are incorporated herein by reference.

ITEM 9A.  CONTROLS AND PROCEDURES.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Securities Exchange Act of 1934).  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d), the Company's Chairman and Chief Accounting Officer, also conducted an evaluation of Biofield's internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During the preparation of the Company's financial statements as of and for the year ended December 31, 2008, the Company concluded that the then current system of disclosure controls and procedures needed improvement, partly due to the transition to new management, facilities, and auditors. As a result of this conclusion, the Company initiated changes in internal control. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

ITEM 9B.  OTHER INFORMATION.

 None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, CORPORATE GOVERNANCE.

As of March 31, 2009, our directors and executive officers are:

Name	Age	Positions and Offices
James MacKay	49	Director
Dominic Man-Kit Lam	60	Director, Chairman of the Board
Shepard G. Bentley	47	Chief Executive Officer
David Bruce Hong	38	President, Director
Steven M. Waszak	47	Chief Financial Officer
Shiva Sharareh, PhD	47	Chief Technology Officer

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

James MacKay.  Mr. MacKay is a global entrepreneur and venture capitalist respected by governments, financiers, businesses and other organizations throughout the world.  Mr. MacKay has been involved in a number of significant international projects with other associates. His contacts extend to leading government and industry representatives from France, the United Kingdom, China, Japan, Korea, Thailand, Singapore, India and the Philippines, among other countries. During his career, he has helped fund and operate and/or been otherwise involved in significant ventures worldwide, including, but not limited, to ventures associated with individuals in the musical and entertainment industry; leading hotels and resorts in Europe, the Caribbean, and/or Asia; individuals in the aviation industry; leading technology related to global tracking, homeland/global security, and anti-counterfeiting; port development and initiatives between Asia and the United States; passenger and cargo air traffic  servicing parts of Asia and beyond; leading healthcare/medical technology, especially those servicing the Philippines and China; and mining and oil in Asia.  Mr. MacKay is chairman of True Product ID, Inc.  (OTC:  TPDI), chairman of the MacKay Group, Ltd.

Dominic Man-Kit Lam.  Dr. Lam’s achievements have been recognized at the highest levels in China and the United States. Dr. Lam (60 years old) received the Presidential Medal of Merit from President Bush who also appointed him to a Presidential Committee in 1989. Dr. Lam obtained his bachelor, masters and doctorate degrees by the age of 22 (Lakehead University, B.S. Mathematics, 1967; University of British Columbia, M.S. Theoretical Physics, 1968; University of Toronto, Ph.D. Medical Biophysics 1970). He studied under two Nobel Laureates at Harvard Medical School (postdoctoral training) before joining the Harvard Faculty at Harvard (assistant professor of physiology) and subsequently at Texas Medical Center in Houston. In 1985, he started the first biotech company in Texas (Houston Biotechnology, Inc.), took it public in 1988 and was widely recognized as the Father of Texas Biotechnology. He was also chairman of the board of directors and chief executive officer of Agristar, Inc., a publicly listed Delaware corporation, until its acquisition by another entity in 1999. In 1989, he was invited to establish the Hong Kong Institute of Biotechnology to help Hong Kong’s high tech development. In 1993, Dr. Lam founded LifeTech Group to develop, manufacture and market the best Eastern and Western healthcare products. Dr. Lam is also a well-known philanthropist who first brought “Project Orbis”, the flying eye hospital, to China in 1982. To pursue his charitable mission, Dr. Lam moved back to Hong Kong in 1999 and founded the World Eye Organization to prevent and treat eye diseases for the poor, initially in China and subsequently around the world. Dr. Lam has authored over 100 research articles, some of them in prestigious journals such as Nature, 6 books published by MIT and holds over 17 U.S. and international patents. In 2001, one of Dr. Lam’s patents entitled “Edible Vaccines” was named by MIT as one of “five patents that will transform business and technology” and by Time Magazine as one of ten most important developments in the 21st century. Dr. Lam has received numerous honors and awards, including honorary professor at the Chinese Academy of Science (1985), the US High Tech Entrepreneur of the Year (1989) and Asian Society Man of the Year (1991). A more detailed CV of Dr. Lam is available at the registrant’s website, www.biofield.com and www.Dominiclam.net.

Shepard G. Bentley, R.A.C.  Shepard (“Shep”) Bentley started in industry in 1984 as a Research Technician at the Hospital Corporation of America, Inc. Later in 1988, he joined Kendall-McGaw Laboratories, Inc. in production management for ethical and non-parenteral drugs supporting intravascular medicine. In 1993, he founded and managed Rising Star, Inc. as its CEO for the purpose of producing high quality instrumentation. He sold his business and joined Comarco Wireless Technologies as a director in 1999. In 2001, he formed Medical Quality Systems, providing the life sciences industry with regulatory expertise. Simultaneously, he served as Volcano Therapeutics’ Director of Quality. Shortly after 9/11, Shep was called back to active duty in the Marines. He returned from Iraq in 2003, left active duty in 2004, and retired as a Lieutenant Colonel in 2005. Upon his return, Shep formed Synergy Biomedical, LLC, serving as its President in collaboration with Washington, D.C. – based Synergy, Inc. to provide biomedical regulatory expertise to the device and pharmaceutical industry of Southern California. After the acquisition of Synergy by ICF International, Inc., Shep spun off to form and manage Bentley Biomedical Consulting, LLC, in June 2006. He has also founded Contract Medical Device Services, Inc., serving as its President, to enable prototyping and pre-production of medical product concepts. Shep Bentley obtained his bachelor’s degree from The University of The South, and performed his advanced studies at Johannes Gutenberg University in Mainz, Germany. He is active with the Orange County Technology Alliance Network (OCTANe). Furthermore, he is an active member of the International Society of Quality of Life Research, the Association for the Advancement of Medical Instrumentation, and he holds the Regulatory Affairs Certification (RAC). He maintains a Top Secret security clearance, and speaks a number of languages.

David Bruce Hong.  Mr. Hong served as head of the registrant’s Hong Kong office and as such was in charge of the registrant’s operations for all of Asia.  Educated in the United States and England, Hong previously helped oversee distribution, sales and business development for Asian and multinational companies in a variety of diverse industries in the People’s Republic of China, Hong Kong, Macau, Taiwan, Philippines, Thailand, Malaysia, Indonesia, Japan and the United States, serving as CEO, a board member, director for the Asian-Pacific Region, director for business development, and other capacities. He helped oversee distribution, sales, promotions, and business development in the Asian-Pacific Region for such companies as 7-Eleven, KFC, Sands, 3M, Audi, Budweiser, Citibank, J. Walter Thompson, and Nestle, among others. He was also a licensed financial controller within the insurance industry for more than 10 years, and has extensive logistic management experience. Hong is working with significant contacts within the Chinese healthcare industry, including Chinese health and other officials, hospitals, doctors, pharmaceutical and insurance companies to promote and demonstrate Biofield’s technology.  Mr. Hong was instrumental in helping to conduct the highly successful demonstration of the BDS in Shanghai which resulted in the endorsement of the BDS by Chinese Government.

Steven Waszak.  Prior to joining the registrant, Mr. Waszak served as Chief Financial Officer and Chief Operating Officer of Zetera Corporation; Irvine, CA from 2005.  Zetera Corporation is a developer of networked storage, for the home, office, and business computing markets.  Prior to joining Zetera Corporation, Mr. Waszak was VP Sales Operations, Ciena Corporation, Linthicum, MD during 2004 and 2005.  Ciena Corporation is a global supplier of networking communications software and equipment.  Prior to joining Ciena Corporation, Mr. Waszak was Chief Financial Officer and Chief Operating Officer, Internet Photonics; Shrewsbury, New Jersey from 2001 until it was sold to Ciena Corporation in 2004.  Internet Photonics was a Bell Labs/Lucent spin-off, and a leading supplier of carrier-grade optical Ethernet transport solutions and intelligent wavelength platforms enabling network operators to sell high bandwidth services.  Mr. Waszak served on the Board of Directors of SMTEK International; Los Angeles, CA from 2001 – 2004, where he was chairman of audit committee and compensation committee and played a pivotal role in negotiating the company sale to CTS Corporation.  Mr. Waszak earned a BS in Accounting from Loyola Marymount University and has attended seminars at Northwestern Kellogg Graduate School of Business and Harvard Business School.

Shiva Sharareh, PhD.  Prior to joining the registrant, Dr. Sharareh was founder of Finite Medical Inc., Laguna Niguel, California, from June 2007; Vice President of Product Development & Operations, Neuromed Devices Inc, Laguna Niguel, California, from July 2007; and Vice President of Product Development, Vertech Inc., Laguna Niguel, California, from June 2008.  Finite Medical Inc. is a consulting company that focuses in early stage product development and Animal/Clinical Feasibility conformation of electromechanical disposable devices.  At Nuromed, Dr. Sharareh developed a conceptual design of oral herpes, genital herpes, and clinical depression devices based on neuromodulation technology.  At Vertech, Dr. Sharareh developed a conceptual design and prototype of a therapeutic delivery spinal catheter.  From November 2007 until June 2008, Dr. Sharareh was Sr. Director, Device Development at Interface Associates, Inc. of Laguna Niguel, California.  Interface Associates helps start up companies bring next generation conceptual ideas to validation stage and market launch.  From April 2003 until June 2007, Dr. Sharareh held various positions at Biosense Webster, a Johnson & Johnson Company, Diamond Bar, California.  At the time of her resignation, she was Director, Advanced Technology and Clinical Feasibility.  Dr. Sharareh holds a PhD from University of British Columbia; a MS in Chemical Engineering, University of New Mexico; and a BS in Chemical Engineering, University of New Mexico, Albuquerque, New Mexico.

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

Based upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during fiscal year ended December 31, 2008 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with on a timely basis, except that David Bruce Hong, Shepard G. Bentley, Steven M. Waszak, and Shiva Sharareh, PhD, failed to timely file Form 3s,  was hired as the Chief Technology Officer.  The Company will assist in getting all required reports timely filed in the future.

As set forth below in Item 11, there is only one beneficiary owner, James MacKay, the Company’s chairman of the board of directors, who holds 15,893,045 shares of common stock or 29.29% of the Company’s total outstanding common stock, 12,300,000 shares of preferred stock, and approximately 51.96% of all of the votes entitled to be cast by stockholders of the Company on a fully-diluted basis (i.e., counting all outstanding options and warrants on an as-exercised basis).  None of the other directors or officers currently holds any stock.

CORPORATE GOVERNANCE

Our board of directors has determined that none of our directors are "independent" as that term is defined by the National Association of Securities Dealers Automated Quotations ("NASDAQ"). See "Lack of Committees" for the NASDAQ definition of "Independent Director."

The following table shows the overall compensation earned for the 2008 fiscal year with respect to each non-employee and non-executive director as of December 31, 2008.

Director Compensation
Name (a)	Fees Earned or Paid in Cash (b)	Stock Awards (c)	Option Awards (d)(1)	Non-Equity Incentive Plan Compensation (e)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation (g)(3)	Total (j)
James MacKay	-	-	-	-	-	-	-
Dominic Man-Kit Lam	-	-	-	-	-	-	-
David Bruce Hong	-	-	-	-	-	-	-

(1)  Reflects dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires the company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest). As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description FAS 123 R and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the financial statements included with this Form 10-K.

(2)  Excludes awards or earnings reported in preceding columns.

(3)  Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any "gross-ups" or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the director; (vii) any consulting fees earned, or paid or payable; (viii) any annual costs of payments and promises of payments pursuant to a director legacy program and similar charitable awards program; and (ix) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

ITEM 11.   EXECUTIVE AND OTHER COMPENSATION.

On March 31, 2007, the Company entered into a consulting arrangement with Michael Antonoplos, who later became the Company’s interim chief executive officer, chief accounting officer, and secretary as well as a director.  Pursuant to the consulting arrangement, Mr. Antonoplos would receive the following monthly consulting fees:

April 2007	$ 15,000
May 2007	$ 13,000
June 2007	$ 12,000
July to December 2008	$ 10,000

Compensation of Executive Officers

The following table provides certain summary information concerning the compensation paid or accrued by us and our subsidiaries, to or on behalf of our Chief Executive Officer.  Other than as set forth in the table, no executive officer’s cash salary and bonus exceeded $100,000 in any of the applicable years.  The following information includes the dollar value of base salaries, bonus awards, the value of restricted shares issued in lieu of cash compensation and certain other compensation, if any, whether paid or deferred:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Antonoplos Former Chief Executive Officer	2008 2007 2006	120,000 100,000 -	- - -	- - -	- - -	- - -	- - -	- - -	120,000 100,000 -
Shepard G. Bentley, Chief Executive Officer	2008	87,500	-	8,507	-	-	-	-	96,007
Steven M. Waszak, Chief Financial Officer	2008	72,917	-	6,806	-	-	-	-	79,723
David Bruce Hong, President	2008	29,167	-	851	-	-	-	-	30,018
Shiva Sharareh, PhD	2008	114,167	-	6,806	-	-	-	-	120,973

Outstanding Equity Awards at year end

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Michael Antonoplos Former Chief Executive Officer	-	-	-	-	-	-	-	-	-
Shepard G. Bentley, Chief Executive Officer	2,500,000	-	-	-	-	-	-	-	-
Steven M. Waszak, Chief Financial Officer	2,000,000	-	-	-	-	-	-	-	-
David Bruce Hong, President	250,000	-	-	-	-	-	-	-	-
Shiva Sharareh, PhD	2,000,000	-	-	-	-	-	-	-	-

EMPLOYMENT CONTRACTS

In September 2008, the Company entered into employment agreements with David Bruce Hong, the President of the Company and a director, Shepard G. Bentley, the Chief Executive Officer, Steven M. Waszak, the Chief Financial Officer, and Shiva Sharareh, PhD, the Chief Technology Officer..

Under the terms of his Employment Agreement, Bentley will serve as our Chief Executive Officer for a period of three years. During his term of employment, he will earn a base salary of $300,000 per year.  In addition to base salary, he may be paid an annual bonus as our Compensation Committee determines in its sole discretion. He will be entitled to participate in and be covered under all welfare benefit plans or programs maintained for executive officers. Bentley is also entitled to receive 2,500,000 restricted shares of the registrant’s common stock.

Under the terms of his Employment Agreement, Waszak will serve as our Chief Financial Officer for a period of three years. During his term of employment, he will earn a base salary of $250,000 per year.  In addition to base salary, he may be paid an annual bonus as our Compensation Committee determines in its sole discretion. he will be entitled to participate in and be covered under all welfare benefit plans or programs maintained for executive officers. Waczak is also entitled to receive 2,000,000 restricted shares of the registrant’s common stock.

Under the terms of her Employment Agreement, Dr. Sharareh will serve as our Chief Technology Officer for a period of three years. During her term of employment, she will earn a base salary of $220,000 per year and a one time payment of Fifty Thousand U.S. Dollars ($50,000) payable at ninety days and another one time payment of  Fifty Thousand U.S. Dollars ($50,000) payable at one hundred and eighty days, as two equal parts of a deferred signing bonus.  In addition to base salary, she may be paid an annual bonus as our Compensation Committee determines in its sole discretion. She will be entitled to participate in and be covered under all welfare benefit plans or programs maintained for executive officers. Dr. Sharareh is also entitled to receive 2,000,000 restricted shares of the registrant’s common stock.

Under the terms of the Employment Agreement, Hong will serve as our president for a period of three years. During his term of employment, Hong will earn a base salary of $8,333.33 per month for the 1st six months and $10,000 per month thereafter.  In addition to base salary, Hong may be paid an annual bonus as our Compensation Committee determines in its sole discretion. Hong will be entitled to participate in and be covered under all welfare benefit plans or programs maintained for executive officers.  Hong is also entitled to receive 250,000 restricted shares of the registrant’s common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 11, 2009, the number of shares of our common stock beneficially owned by (a) each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding common stock, (b) each of our current directors, (c) each of the persons named in the Summary Compensation Table appearing under Item 10. - "Executive Compensation", and (d) all our directors and executive  officers, as a group (six persons). Except as indicated in the footnotes to this table, we believe that the persons named in this table have sole voting and investment power with respect to the shares of our common stock indicated.

Name	Shares Beneficially Owned	Percentage
James MacKay, Director (1)	15,893,045 (2)	64%
Dominic Man-Kit Lam, Director	-	-
Michael Antonoplos, Former Chief Executive Officer	-	-
Shepard G. Bentley, Chief Executive Officer	2,500,000	10%
Steven M. Waszak, Chief Financial Officer	2,000,000	8%
David Bruce Hong, President	250,000	1%
Shiva Sharareh, PhD, Chief Technology Officer	2,000,000	8%
All Directors and Officers as a group (6 persons)	22,643,045	91%
(1)	The address of all of our directors is 1615 Walnut Street, 3rd Floor, Philadelphia, PA 19102
(2)
Total common stock equivalents, consisting of 24,793,500 shares of Common Stock and 12,300,000 shares of Series A Preferred Stock.  Each Series A Preferred Share has two votes per share and is convertible into two shares of common stock, for approximately 51.96% of all of the votes entitled to be cast by stockholders of the Company.

CHANGE OF CONTROL

As set forth above, on March 30, 2006, MKG took control of the Company and its management, board, operations, and controlling interest.

As a result of the debt conversion described above and in the Company’s Form 8-K filed January 23, 2008, James MacKay became the holder of shares of the Company’s capital stock entitling him to approximately 51.96% of all of the votes entitled to be cast by stockholders of the Company on a fully-diluted basis (i.e., counting all outstanding options and warrants on an as-exercised basis).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees billed to us by our independent accountants during the fiscal years ended December 31, 2008 and December 31, 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services  rendered. "Audit Related Fees" consisted of consulting fees regarding accounting issues. "All Other Fees" consisted of fees related to this Annual Report.  Since we have no audit committee, none of these services were approved by an audit committee, and we have no pre-approval policies or procedures.

	Year ended December 31,
	2008	2007
Audit Fees1	$54,000	$54,000
Audit Related Fees2
Tax Fees3
All Other Fees4
Total	$54,000	$54,000

[1]	The aggregate fees billed for the audit of our annual financial statements and review of our financial statements, which were included in our Forms 10-Q.
2	The aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or the review of our financial statements and not included as "Audit Fees."
3	The aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning.
4	The aggregate fees billed for products and services provided other than Audit Fees, Audit-Related Fees or Tax Fees.

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

PART IV
ITEM 15.  Exhibits, Financial Statement Schedules.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Financial Statements

The following documents are filed under "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA," beginning on page F-1 through page F-12 and are included as part of this Form 10-K as the financial statements of the Company for the years ended December 31, 2008 and 2007:

Reports of Independent Registered Public Accounting Firms
Balance Sheets
Statements of Operations
Statement of Stockholders' Equity
Notes to Financial Statements

(b) Exhibits.

2. Plan of purchase, sale, reorganization, arrangement, liquidation or succession. - None

3. (i) Articles of incorporation.

3.1	Fifth Amended and Restated Certificate of Incorporation of Biofield Corp., as filed with the Secretary of State of the State of Delaware on October 6, 2000. (1)

3. (ii) By-laws.

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

10.30	Sale of Shares Agreement for the sale and purchase of shares in VALIBIO dated December 2008. (12)

10.31	Exclusive Distribution Agreement between The Company and ValiBio dated December 2008. (12)

13.           Annual report to security holders for the last fiscal year, Form 10-Q or 10-QSB or quarterly report to security holders. – Not applicable.

14.           Code of ethics

14.1	Code of Ethics adopted on February 16, 2004. (10)

16.           Letter on change in certifying accountant

16.1	Letter from Deloitte & Touche, LLP, Certified Public Accountants to the Commission, dated November 24, 2003. (9)

18.           Letter on change in accounting principles - Not applicable.

20.           Other documents or statements to security holders or any other document incorporated by reference. - None

21.           Subsidiaries of the small business issuer: Biofield International, Inc.  -  Incorporated in Delaware

22.           Published report regarding matters submitted to vote of security holders - Not applicable.

23.           Consent of experts and counsel - None

24.           Power of attorney - Not applicable.

27.           Financial Data Schedule - Not applicable.

31.           Rule 13a-14(a)/15d-14(a) Certifications

*31.1 Certification of Shepard G. Bentley Chief Executive Officer

*31.2 Certification of Steven M. Waszak Chief Financial Officer

32.           Section 1350 Certifications

*32.1 Certification of Shepard G. Bentley Chief Executive Officer

*32.2 Certification of Steven M. Waszak Chief Financial Officer

99.  Additional Exhibits - None

- - - - - - - - - - - - - - - - - - - - - - -

(*) Filed herewith.

(1)	Filed with the Securities and Exchange Commission as an exhibit to Biofield's Registration Statement on Form 10-SB (Registration No. 0-27848) which became effective on October 18, 2000.

(2)	Incorporated by reference to Biofield's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(3)	Incorporated by reference to Biofield's Registration Statement on Form S-1 (Registration No. 333-00796) declared effective on March 19, 1996.

(4)	Incorporated by reference to Biofield's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(5)	Incorporated by reference to Biofield's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

(6)	Incorporated by reference to Biofield's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2002.

(7)	Incorporated by reference to Biofield's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

(8)	Incorporated by reference to Biofield's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

(9)	Incorporated by reference to Biofield's Current Report on Form 8-K filed on April 6, 2006.

(b )	Reports on Form 8-K - None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFIELD CORP.

By: /s/ Shepard G. Bentley
Shepard G. Bentley
Chief Executive Officer

By: /s/ Steven Waszak
Steven Waszak
Chief Financial Officedr

Dated:  April 13, 2009

Report of Independent Registered Public Accounting Firm

To The Shareholders and Board of Directors of Biofield Corp.

     We have audited the accompanying balance sheets of Biofield Corp. (a Development Stage Company) as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2008 and 2007 and the period from October 16, 1987 (inception) through December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provided a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biofield Corp. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 and the period from October 16, 1987 (inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States.

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

Jewett, Schwartz, Wolfe & Associates

/s/ Jewett, Schwartz, Wolfe & Associates Hollywood, Florida

April 10, 2009

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2008	2007

CURRENT ASSETS:
Cash and cash equivalents	$-	$13,328
Prepaids	-	9,000
Notes receivable	-	11,004
Total current assets	-	33,332

PROPERTY AND EQUIPMENT - Net	5,211	6,601
TOTAL ASSETS	$5,211	$39,933

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Bank overdraft	$9,912	$-
Accounts payable	1,402,514	1,402,513
Accrued interest	991,849	720,334
Accrued expenses	2,058,823	430,489
Due to affiliate	329,686	329,686
Advances from stockholder	2,378,973	2,162,703
Notes payable	2,410,951	2,223,893
Line of credit	418,920	342,180

Total current liabilities	10,001,628	7,611,798

Commitments and contigencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value, 12,300,000 shares authorized,
12,300,000 shares issued and outstanding at December 31, 2008
and, 2007, respectively	12,300	12,300
Common stock, $.01 par value, 50,000,000 shares authorized,
24,793,500 shares issued at December 31, 2008 and 4,514,294 shares
issued and 999,455 shares issuable at December 31, 2007, respectively	247,935	55,138
Treasury stock - 2,306,131 shares	(3,100)	(3,100)
Stock subscriptions	3,849	3,849
Additional paid-in capital	74,935,552	66,461,340
Accumulated deficit during development stage	(85,192,953)	(74,101,392)
Total stockholders’ deficit	(9,996,417)	(7,571,865)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,211	$39,933

See notes to consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Period October 16,
	Year Ended		1987 (Date of
	December 31,		Inception) Through
	2008	2007	December 31, 2008

REVENUE	$-	$109,390	$244,522
COST OF SALES
Cost of goods sold	-	19,664	95,111
Loss on write down of inventory	-	-	693,500
GROSS PROFIT	-	89,726	(544,089)

OPERATING EXPENSES:
Research and development	-	-	40,481,889
Selling, general, and administrative	10,530,286	821,375	42,641,985
Impairment of intangible assets	-	-	194,268
Gain on disposition of fixed assets	-	-	(8,084)
Total operating expenses	10,530,286	821,375	83,310,058

OTHER INCOME (EXPENSE):
Interest income	-	-	2,476,722
Interest expense	(561,275)	(545,224)	(3,605,123)
Amortization of shares issued to lenders
and other finance costs	-	-	(405,523)
Royalty income and other	-	-	214,867
Net other expense	(561,275)	(545,224)	(1,319,057)

LOSS BEFORE INCOME TAXES	(11,091,561)	(1,276,873)	(85,173,204)

PROVISION FOR INCOME TAXES	-	-	(19,749)

NET LOSS	$(11,091,561)	$(1,276,872)	$(85,192,953)

NET LOSS PER SHARE:
Basic and Diluted	$(0.46)	$(0.02)

WEIGHTED-AVERAGE SHARES
Basic and Diluted	23,897,943	53,704,609

See notes to consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
											Additional	Def fered Accumulated	Foreign Currency		Total
	Series A		Series B		Series C				Treasury	Stock	Paid In	Deficit Development	Translation		Comprehensive
	Preffered Stock	Amount	Preffered Stock	Amount	Preffered Stock	Amount	Common Stock	Amount	Stock	Subscriptions	Capital	Stage	Adjustment	Total	Loss

Sale of Common Stock, October 16, 1987
(date of inception) (.16 per share, net)	-	$-	-	$-	-	$-	54,902	$55	$-	$-	$91,898	$-	$-	$91,953
Issuance of Common Stock in connection with
patent acquisition (.001 per share)	-	-	-	-	-	-	23,529	24	-	-	276	-	-	300
Net loss, October 16, 1987 to March 31, 1988	-	-	-	-	-	-	-	-	-	-	-	(159,359)	-	(159,359)
Total comprehensive income (loss)															$(159,359)

BALANCE AT MARCH 31, 1988	-	$-	-	$-	-	$-	78,431	$79	$-	$-	$92,174	$(159,359)	$-	$(67,106)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(495,520)	-	(495,520)
Total comprehensive income (loss)															$(495,520)

BALANCE AT MARCH 31, 1989	-	$-	-	$-	-	$-	78,431	$79	$-	$-	$92,174	$(654,879)	$-	$(562,626)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(233,347)	-	(233,347)
Total comprehensive income (loss)															$(233,347)

BALANCE AT MARCH 31, 1990	-	$-	-	$-	-	$-	78,431	$79	$-	$-	$92,174	$(888,226)	$-	$(795,973)
Acquisition of 235,294 shares of Common Stock
(.001 per share)	-	-	-	-	-	-	-	-	(300)	-	-	-	-	(300)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(285,179)	-	(285,179)
Total comprehensive income (loss)															$(285,179)

BALANCE AT MARCH 31, 1991	-	$-	-	$-	-	$-	78,431	$79	$(300)	$-	$92,174	$(1,173,405)	$-	$(1,081,452)
Retirement of Common Stock held in treasury	-	-	-	-	-	-	(23,529)	(24)	300	-	(276)	-	-	-
Issuance of Common Stock in exchange for notes
and debt with accrued interest (2.90 per share, net)	-	-	-	-	-	-	43,137	43	-	-	1,248,638	-	-	1,248,681
Sale of Common Stock (.82 per share, net)	-	-	-	-	-	-	2,451	2	-	-	19,998	-	-	20,000
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	-	136,880	-	-	136,880
Net loss	-	-	-	-	-	-	-	-	-	-	-	(461,061)	-	(461,061)
Total comprehensive income (loss)															$(461,061)

BALANCE AT MARCH 31, 1992	-	$-	-	$-	-	$-	100,490	$100	$-	$-	$1,497,414	$(1,634,466)	$-	$(136,952)
Sale of Common Stock (7.67 per share, net)	-	-	-	-	-	-	55,748	55	-	-	4,275,223	-	-	4,275,278
Exercise of Common Stock options	-	-	-	-	-	-	245	1	-	-	624	-	-	625
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	-	477,453	-	-	477,453
Change in par value of common stock
from .0001 to .001	-	-	-	-	-	-	-	1,408	-	-	(1,408)	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,099,637)	-	(3,099,637)
Total comprehensive income (loss)															$(3,099,637)

BALANCE AT MARCH 31, 1993	-	$-	-	$-	-	$-	156,483	$1,564	$-	$-	$6,249,306	$(4,734,103)	$-	$1,516,767
(brought forward)
Exercise of Common Stock options	-	-	-	-	-	-	74	1	-	-	187	-	-	188
Sale of Series A Preferred Stock
(3.97 per share, net)	2,119,896	2,120	-	-	-	-	-	-	-	-	8,411,370	-	-	8,413,490
Issuance of Series A Preferred Stock in
exchange for notes (4.50 per share)	222,222	222	-	-	-	-	-	-	-	-	999,778	-	-	1,000,000
Issuance of Common Stock warrants	-	-	-	-	-	-	-	-	-	-	2,119	-	-	2,119
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	-	1,580,320	-	-	1,580,320
Net loss	-	-	-	-	-	-	-	-	-	-	-	(6,899,515)	-	(6,899,515)
Total comprehensive income (loss)															$(6,899,515)

BALANCE AT MARCH 31, 1994	2,342,118	$2,342	-	$-	-	$-	156,556	$1,565	$-	$-	$17,243,080	$(11,633,618)	$-	$5,613,369
Sale of Series B Preferred Stock
(4.04 per share, net)	-	-	481,644	482	-	-	-	-	-	-	1,947,149	-	-	1,947,631
Issuance of Common Stock warrants	-	-	-	-	-	-	-	-	-	-	6	-	-	6
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	-	14,859	-	-	14,859
Net loss	-	-	-	-	-	-	-	-	-	-	-	(4,959,312)	-	(4,959,312)
Total comprehensive income (loss)															$(4,959,312)

BALANCE AT DECEMBER 31, 1994	2,342,118	$2,342	481,644	$482	-	$-	156,556	$1,565	$-	$-	$19,205,094	$(16,592,930)	$-	$2,616,553

Sale of Series C Preferred Stock
(4.11 per share, net)	-	-	-	-	2,914,771	2,915	-	-	-	-	11,977,856	-	-	11,980,771
Issuance of Common Stock warrants	-	-	-	-	-	-	-	-	-	-	161	-	-	161
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	-	195,874	-	-	195,874
Net loss	-	-	-	-	-	-	-	-	-	-	-	(8,739,858)	-	(8,739,858)
Total comprehensive income (loss)															$(8,739,858)

BALANCE AT DECEMBER 31, 1995	2,342,118	$2,342	481,644	$482	2,914,771	$2,915	156,556	$1,565	$-	$-	$31,378,985	$(25,332,788)	$-	$6,053,501
Sale of Common Stock	-	-	-	-	-	-	181,900	1,819	-	-	18,026,419	-	-	18,028,238
Conversion of Series A, B, and C
Preferred Stock to Common Stock	(2,342,118)	(2,342)	(481,644)	(482)	(2,914,771)	(2,915)	304,647	3,047	-	-	2,692	-	-	-
Exercise of Common Stock warrants	-	-	-	-	-	-	206	2	-	-	20,145	-	-	20,147
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	-	26,093	-	-	26,093
Net loss	-	-	-	-	-	-	-	-	-	-	-	(10,036,090)	-	(10,036,090)
Total comprehensive income (loss)															$(10,036,090)

BALANCE AT DECEMBER 31, 1996		$-	-	$-	-	$-	643,310	$6,433	$-	$-	$49,454,334	$(35,368,878)	$-	$14,091,889
Sale of Common Stock (2.92 per share, net)	-	-	-	-	-	-	286,767	2,868	-	-	8,377,583	-	-	8,380,451
Warrants exchanged for Common Stock	-	-	-	-	-	-	64,364	644	-	-	(644)	-	-	-
Exercise of Common Stock options	-	-	-	-	-	-	5,067	50	-	-	168,541	-	-	168,591
Exercise of Common Stock warrants	-	-	-	-	-	-	953	10	-	-	93,299	-	-	93,309
Issuance of Common Stock for consulting	-	-	-	-	-	-	2,500	25	-	-	99,975	-	-	100,000
services (4.00 per share, net)											62,579	-	-	62,579
Amortization of deferred compensation
Net loss	-	-	-	-	-	-	-	-	-	-	-	(10,151,041)	-	(10,151,041)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	1,333	1,333
Total comprehensive income (loss)															$(10,149,708)

BALANCE AT DECEMBER 31, 1997	-	$-	-	$-		$-	1,002,961	$10,030	$-	$-	$58,255,667	$(45,519,919)	$1,333	$12,747,111
Repurchase of Common Stock
for treasury (2,246,131 shares)	-	-	-	-	-	-	-	-	(100)	-	-	-	-	(100)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(10,654,597)	-	(10,654,597)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	55,891	55,891
Total comprehensive income (loss)															$(10,598,706)

BALANCE AT DECEMBER 31, 1998	-	$-	-	$-		$-	1,002,961	$10,030	$(100)	$-	$58,255,667	$(56,174,516)	$57,224	$2,148,305
Sale of Common Stock (.05 per share, net)	-	-	-	-	-	-	1,400,000	14,000	-	-	686,000	-	-	700,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,253,696)	-	(1,253,696)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	(43,020)	(43,020)
Total comprehensive income (loss)															$(1,296,716)

BALANCE AT DECEMBER 31, 1999	-	$-	-	$-		$-	2,402,961	$24,030	$(100)	$-	$58,941,667	$(57,428,212)	$14,204	$1,551,589
Issuance of right to purchase Common Stock
in lieu of compensation (0.45 per share)	-	-	-	-	-	-	-	-	-	-	198,000	-	-	198,000
Sale of common stock (0.05 per share)	-	-	-	-	-	-	50,000	500	-	-	24,500	-		25,000
Sale of common stock (0.50 per share)	-	-	-	-	-	-	300,000	3,000	-	-	1,497,000	-	-	1,500,000
Memorandum entry to record as expense for
honorary services rendered by a shareholder	-	-	-	-	-	-	-	-	-	-	100,000	-	-	100,000
Repurchase of Common Stock
for treasury (60,000 shares)	-	-	-	-	-	-	-	-	(3,000)	-	-	-	-	(3,000)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,522,233)	-	(1,522,233)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	(14,204)	(14,204)
Total comprehensive income (loss)															$(1,522,233)

BALANCE AT DECEMBER 31, 2000	-	$-	-	$-		$-	2,752,961	$27,530	$(3,100)	$-	$60,761,167	$(58,950,445)		$1,835,152
Memorandum entry to record as expense for
honorary services rendered by a shareholder	-	-	-	-	-	-	-	-	-	-	100,000	-		100,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,238,687)	-	(2,238,687)
Total comprehensive income (loss)															$(2,238,687)

BALANCE AT DECEMBER 31, 2001	-	$-	-	$-	-	$-	2,752,961	$27,530	$(3,100)	$-	$60,861,167	$(61,189,132)	$-	$(303,535)
Exercise of Common Stock options	-	-	-	-	-	-	6,275	63	-	-	15,623	-		15,686
Memorandum entry to record as expense for
honorary services rendered by a shareholder	-	-	-	-	-	-	-	-	-	-	100,000	-	-	100,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,888,789)	-	(2,888,789)
Total comprehensive income (loss)															$(2,888,789)

BALANCE AT DECEMBER 31, 2002	-	$-	-	$-	-	$-	2,759,235	$27,593	$(3,100)	$-	$60,976,790	$(64,077,921)	$-	$(3,076,638)

Issuance of Common Stock for consulting
services (0.30 per share, net)	-	-	-	-	-	-	5,000	50	-		14,950	-	-	15,000
Issuance of Common Stock for consulting
services (0.32 per share, net)	-	-	-	-	-	-	46,875	468	-	-	149,532	-	-	150,000
Issuance of Common Stock for consulting
services (0.11 per share, net)	-	-	-	-	-	-	27,500	275	-	-	29,975	-	-	30,250
Issuance of Common Stock as incentive for
funding by issue of notes (0.25 per share net)	-	-	-	-	-	-	318,750	3,188	-	-	793,687	-	-	796,875
Common Stock (410,358 shares) to be issued
for interest accrued on stockholder's advances	-	-	-	-	-	-	-	-	-	410	101,976	-	-	102,386
Memorandum entry to record as expense for
honorary services rendered by a shareholder	-	-	-	-	-	-	-	-	-	-	100,000	-	-	100,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,164,698)	-	(2,164,698)
Total comprehensive income (loss)															$(2,164,698)

BALANCE AT DECEMBER 31, 2003	-	$-	-	$-	-	$-	3,157,360	$31,574	$(3,100)	$410	$62,166,910	$(66,242,619)	$-	$(4,046,825)
Issuance of Common Stock as incentive for
funding by issue of notes (0.25 per share net)	-	-	-	-	-	-	181,250	1,813	-	-	451,312	-	-	453,125
Issuance of Common Stock as incentive for
funding by issue of notes (0.31 per share net)	-	-	-	-	-	-	189,500	1,895	-	-	585,555	-	-	587,450
Sale of Common Stock (0.10 per share)	-	-	-	-	-	-	122,400	1,224	-	-	160,601	-	-	161,825
Common Stock (286,421 shares) to be issued
for interest accrued on stockholder's advances	-	-	-	-	-	-	-	-	-	287	64,456	-	-	64,743
Common Stock (2,500,000 shares) to be issued
for payment penalty on notes payable	-	-	-	-	-	-	-	-	-	2,500	347,500	-	-	350,000
Memorandum entry to record as expense for
honorary services rendered by a shareholder	-	-	-	-	-	-	-	-	-	-	100,000	-	-	100,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,846,517)	-	(3,846,517)
Total comprehensive income (loss)															$(3,846,517)

BALANCE AT DECEMBER 31, 2004	-	$-	-	$-	-	$-	3,650,510	$36,506	$(3,100)	$3,197	$63,876,334	$(70,089,136)	$-	$(6,176,199)
Sale of Common Stock ( for not less than $0.10 per share)	-	-	-	-	-	-	324,033	3,240	-	-	382,178	-	-	385,418
Common Stock (2,310,300 shares) to be issued
for interest accrued on stockholder's advances		-	-	-	-	-	-	-	-	2,310	83,430	-	-	85,740
Issue of shares of Common Stock for payment
penalty on notes payable	-	-	-	-	-	-	89,750	897	-	-	17,052	-	-	17,949
Issue of shares of Common Stock for payment
penalty on notes payable	-	-	-	-	-	-	250,000	2,500	-	(2,500)	-	-	-	-
Memorandum entry to record as expense for
honorary services rendered by a shareholder	-	-	-	-	-	-	-	-	-	-	100,000	-	-	100,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,926,292)	-	(1,926,292)
Total comprehensive income (loss)															$(1,926,292)

BALANCE AT DECEMBER 31, 2005	-	$-	-	$-	-	$-	4,314,294	$43,143	$(3,100)	$3,007	$64,458,994	$(72,015,428)	$-	$(7,513,384)
Common Stock (841,438 shares) to be issued
for interest accrued on stockholder's advances	-	-	-	-	-	-	-	-	-	842	24,401	-	-	25,243
Options issued for consulting services	-	-	-	-	-	-	-	-	-	-	47,512	-	-	47,512
Memorandum entry to record as expense for
honorary services rendered by a shareholder	-	-	-	-	-	-	-	-	-	-	25,000	-	-	25,000
Debt converted to stock	12,300,000	12,300	-	-	-	-	999,455	9,995	-	-	1,707,433	-	-	1,729,728
Net loss	-	-	-	-	-	-	-	-	-	-	-	(809,091)	-	(809,091)
Total comprehensive income (loss)															$(809,091)

BALANCE AT DECEMBER 31, 2006	12,300,000	12,300	-	-	-	-	5,313,749	53,138	(3,100)	3,849	66,263,340	(72,824,519)	-	(6,494,992)
Issuance of Common Stock for cash							100,000	1,000			99,000			100,000
Issuance of Common Stock issued for conversion of debt	-	-	-	-	-	-	100,000	1,000	-	-	99,000	-	-	100,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,276,873)	-	(1,276,873)
Total comprehensive income (loss)															$(1,276,873)

BALANCE AT DECEMBER 31, 2007	12,300,000	$12,300	-	$-	-	$-	5,513,749	$55,138	$(3,100)	$3,849	$66,461,340	$(74,101,392)	$-	$(7,571,865)
10 for 1 Reverse split of Common Stock							-
10 for 1 Reverse split of Common Stock - Rounding differences							51
Issuance of Common Stock for consulting services	-	-	-	-	-	-	19,179,700	191,797	-	-	8,375,212			8,567,009
Issuance of Common Stock for subscriptions	-	-	-	-	-	-	100,000	1,000	-	-	99,000			100,000
Net loss	-	-	-	-	-	-			-	-		(11,091,561)		(11,091,561)
Total comprehensive income (loss)															$(11,091,561)

BALANCE AT DECEMBER 31, 2008	12,300,000	$12,300	-	$-	-	$-	24,793,500	$247,935	$(3,100)	$3,849	$74,935,552	$(85,192,953)	$-	$(9,996,417)

See notes to consolidated financial statements.

BIOFIELD CORP. ( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period October 16,
			1987 (Date of
	Year Ended		Inception) Through
	December 31,		December 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,091,561)	$(1,276,873)	$(85,192,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,390	816	2,762,596
Amortization of premiums on short-term investments	-	-	156,692
Amortization of deferred financing costs	-	-	2,129,643
Loss on disposal of property and equipment	-	-	194,102
Loss on license and settlement agreements	-	-	49,026
Loss on abandonment of patent applications	-	-	303,234
Loss on inventory write-down	-	-	693,500
Impairment of intangible assets	-	-	194,268
Vendor settlements	-	-	(77,257)
Noncash compensation	-	-	3,533,451
Gain from disposition of fixed assets	-	-	(159,473)
Interest paid in common stock	-	-	575,260
Commisions and discounts on sale of common stock	-	-	96,919
Loan repayment default payable in shares of common stock	-	-	350,000
Consultancy fees paid in options	-	-	242,762
Issuances of common stock for outstanding stock obligations	8,667,010	-	8,667,010
Changes in assets and liabilities:
Notes receivable	11,004	(11,004)	11,004
Inventories	-	-	(693,500)
Prepaids	9,000	(766)	(131,816)
Due to affiliate	-	(8,234)	337,921
Accounts payable and accrued liabilities	1,899,849	326,574	5,278,761
Net cash used in operating activities	(503,308)	(969,487)	(60,678,850)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	-	(6,948)	(2,610,691)
Costs incurred for patents and patent applications	-	-	(782,527)
Proceeds from sale of property and equipment	-	-	294,748
Purchases of short-term investments	-	-	(26,476,638)
Proceeds from sale and maturity of short-term investments	-	-	26,406,378
Net cash used in investing activities	-	(6,948)	(3,168,730)
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	9,912	-	9,912
Repayments of capitalized lease obligations	-	-	(82,234)
Proceeds from issuance of preferred stock - net	-	-	22,341,892
Proceeds from issuance of common stock and common stock warrants - net	-	-	35,203,258
Proceeds from exercise of common stock	-	100,000	298,546
Proceeds from issuance of notes payable	187,058	66,808	1,676,058
Proceeds from borrowings on line of credit	76,740	342,180	76,740
Notes financing costs	-	281,805	262,077
Advances from stockholder and related party	216,270	196,609	3,493,156
Repayments of advances from stockholder	-	-	(1,874,728)
Repurchases of common stock held in treasury	-	-	(3,100)
Proceeds from notes payable issued to stockholder and related party	-	-	2,546,533
Net cash provided by financing activities	489,980	987,402	63,948,110
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,328)	10,967	100,530
EFFECT OF EXCHANGE RATE CHANGES	-	-	(111,497)
BEGINNING OF PERIOD	13,328	2,361	-
END OF PERIOD	$-	$13,328	$(10,967)

Supplementary disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See notes to consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

			Period October 16,
			1987 (Date of
	December 31,		Inception) Through
	2008	2007	December 31, 2008
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Cash paid for interest	$-	$-	$857,003
Cash paid for taxes	$-	$-	$-

SUPPLEMENTAL SCHEDULE FOR NONCASH
INVESTING AND FINANCING ACTIVITIES:
During the fiscal year ended December 31, 2005, 897,500 shares of Common Stock
due as penalty for non-payment of notes payable on maturity issued:	$-	$-	$17,949

During the fiscal year ended December 31, 2005, a principal shareholder and his associates repaid the Company's line of credit and the debt is reflected in the financial statements as
advances from stockholder:	$-	$-	$1,200,000

During the fiscal year ended December 31, 2007, 1,000,000 shares of Common Stock
issued to former employee, in liue of accrued liabilities	$-	$-	$100,000

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

Through March 31, 2006, the Company’s focus and resources were primarily directed towards securing approval of the BDS from the U.S. Food and Drug Administration (“U.S. FDA”) to distribute in the U.S.  The Company continued to incur significant losses associated with these activities and generated little or no sales.  Subsequent to March 31, 2006, The MacKay Group (“MKG”) took control of the Company’s management and operations (the “MKG Acquisition”). Post-MKG Acquisition, the Company changed its primary focus towards penetrating foreign markets with significant populations of women, where MKG had significant industry and government contacts and relationships, where the need for the BDS appeared compelling, and where the regulatory hurdles were not as burdensome. The Company has secured or is working to secure significant government, distribution, research and development and manufacture networks in the People’s Republic of China, India, the Philippines and other parts of Asia, Mexico, Latin America, the Caribbean, Africa, Europe, and the Middle East.  The Company will continue its efforts to secure U.S. FDA approval. The Company believes that the government and industry relationships, the possible significant clinical data and research and development (especially as it may pertain to screening and other cancers), and revenues it secures abroad will facilitate its efforts to secure U.S. FDA approval in the future.

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

In 2008, the Company recommitted its efforts to secure CE mark certification for BDS, recruited a new management team, opened an office in Hong Kong, in conjunction with the Company’s controlling stockholder, MKG, opened a sales office in Bangalore, India, moved its US offices from King of Prussia, Pennsylvania to Philadelphia, Pennsylvania, and embarked on a strategy to assemble a portfolio of  medical technology products that can be distributed using the same sales channels the Company intends to use to market the BDS.

The Company, as of December 31, 2008, is still considered to be in the development stage.

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

Patents and Other Intangible Assets

The costs of patents are amortized on a straight-line basis over their estimated economic life, but not exceeding 17 years. For the years ended December 31, 2008 and 2007, we have no intangible assts.

Revenue Recognition

The Company has adopted and follows the guidance provided in the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements.

Income Taxes

The Company accounts for income taxes under Statement of Financial Account Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS No. 109”). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Due to the net loss incurred in all periods, there is no provision for income taxes provided as a full valuation allowance has been established.

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

During 2008 and 2007 none of the above mentioned convertible debt and equity instruments were considered to be derivative instruments.

Warrants

The Company issues warrants to purchase the Company’s common stock in conjunction with debt and certain preferred stock issues. Warrants are accounted for in accordance with the provisions of Accounting Principles Bulletin (“APB”) No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB No.14”) and Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Accounting for Derivative Financial Instruments Indexed to or Potentially Settled in Indexed to or Potentially Settled in a Company’s Own Stock” (“EITF 00-19”). The fair value of warrants granted in conjunction with debt and equity issuances is estimated on the grant date using the Black-Scholes option pricing model. The value of warrants is separated from the total consideration of each issue and included as an element of additional paid-in capital.

Net Loss Per Share

Basic and diluted net losses per common share are presented in accordance with SFAS No.128, “Earning Per Share,” for all periods presented. Stock subscriptions, options and warrants have been excluded from the calculation of the diluted loss per share for the years ended December 31, 2008 and 2007, because all such securities were anti-dilutive. The net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the periods.

Reclassification

Certain amounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year consolidated financial statements.

Impairment of Long-Lived Assets

The Company has adopted SFAS No. 144 “Impairment of Long-Lived Assets”, which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows.  Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires that assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Research and Development

The Company accounts for research and development costs in accordance with the SFAS No. 2, “Accounting for Research and Development Costs”. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  Total expenditures on research and product development incurred for the period from October 16, 1987 (date of inception) to December 31, 2008 were $40,481,889.  In 2008 and 2007 there were no additional expenditures on research and product development.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  This FSP amends FASB Statement No. 132(R) (“SFAS No. 132(R)”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP FAS No. 132(R)-1 also includes a technical amendment to SFAS No. 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented.  The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009.  The technical amendment was effective upon issuance of FSP FAS No. 132(R)-1.  The Company is currently assessing the impact of FSP FAS No. 132(R)-1 on its consolidated financial position and results of operations.

Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises

In December 2008, the FASB issued FSP FIN No. 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.”  FSP FIN No. 48-3 defers the effective date of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” for certain nonpublic enterprises as defined in SFAS No. 109, “Accounting for Income Taxes.”  However, nonpublic consolidated entities of public enterprises that apply U.S. generally accepted accounting principles (GAAP) are not eligible for the deferral.  FSP FIN No. 48-3 was effective upon issuance.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R) -8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets.  FSP FAS No. 140-4 also amends FIN No. 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity.  FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users.  FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged.  The Company is currently assessing the impact of FSP FAS No. 140-4 on its consolidated financial position and results of operations.

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary

In November 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary.”  EITF No. 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock.  EITF No. 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  EITF No. 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company is currently assessing the impact of EITF No. 08-8 on its consolidated financial position and results of operations.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets.”  EITF No. 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement.  EITF No. 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities.  EITF No. 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently assessing the impact of EITF No. 08-7 on its consolidated financial position and results of operations.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF Issue No. 08-6 (“EITF No. 08-6”), “Equity Method Investment Accounting Considerations.”  EITF No. 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method.  Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence.  EITF No. 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008.  The Company is currently assessing the impact of EITF No. 08-6 on its consolidated financial position and results of operations.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active.  The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF Issue No. 08-5 (“EITF No. 08-5”), “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.”  This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis.  FSP EITF No. 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008.  The Company is currently assessing the impact of FSP EITF No. 08-5 on its consolidated financial position and results of operations.

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161

In September 2008, the FASB issued FSP FAS No. 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.  The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee.  Finally, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008.  The Company is currently assessing the impact of FSP FAS No. 133-1 on its consolidated financial position and results of operations.

Endowments of Not-for-Profit Organizations: Net Asset Classification of Funds Subject to an Enacted Version of the Uniform Prudent Management of Institutional Funds Act, and Enhanced Disclosures for all Endowment Funds

In August 2008, the FASB issued FSP FAS No. 117-1, “Endowments of Not-for-Profit Organizations: Net Asset Classification of Funds Subject to an Enacted Version of the Uniform Prudent Management of Institutional Funds Act (“UPMIFA”), and Enhanced Disclosures for all Endowment Funds.”  The intent of this FSP is to provide guidance on the net asset classification of donor-restricted endowment funds.  The FSP also improves disclosures about an organization’s endowment funds, both donor-restricted and board-designated, whether or not the organization is subject to the UPMIFA.  FSP FAS No. 117-1 is effective for fiscal years ending after December 31, 2008.  Earlier application is permitted provided that annual financial statements for that fiscal year have not been previously issued.  The Company is currently assessing the impact for FSP FAS No. 117-1 on its consolidated financial position and results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The EITF 03-6-1 affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is indexed to an Entity's Own Stock.”  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities to increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted.  The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations.”  This Statement replaces the original SFAS No. 141.  This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

a.	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable, at this time, to determine the effect that its adoption of SFAS No. 141(R) will have, if any, on its consolidated results of operations and financial condition.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date.  The Company is unable, at this time, to determine the effect that its adoption of SFAS No. 160 will have, if any, on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115,” which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election of this fair-value option did not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements.”  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities.  SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of fiscal year 2008. There was no material impact on the Company’s consolidated results of operations and financial condition due to the adoption of SFAS No. 157.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.”  SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in the first quarter of fiscal year 2007 and did not have a material impact on its consolidated results of operations and financial condition.

NOTE 3 – MATERIAL DEVELOPMENTS

The March 30, 2006 MKG Acquisition

On March 30, 2006, MKG took control of the Company’s management and operations as a result of a series of agreements.  The explicit objective of the agreements was to give MKG control of the Company’s management, board, operations, and 51% of the Company’s common shares on a fully diluted basis.  The change of control was effectuated by way of, among other things, stock acquisitions, debt conversion, and board changes.  As of the MKG Acquisition, all of the Company’s prior royalty, distribution, employment, research and development, and consulting agreements had been or were terminated.

MKG acquired all of the Company’s common shares (8,747,528 shares) owned by the Company’s former chairman and chief executive officer, Dr. David Long and his family and affiliates, pursuant to a Stock Acquisition and Voting Agreement (the “Long Agreement”) and a Stock Acquisition Agreement between MKG and the David and Donna Long Family Foundation (the “Long Foundation Agreement”).  In total, MKG acquired approximately 17.49% of all common shares of the Company on a fully diluted basis or approximately 20.6% of all outstanding shares of common stock of the Company issued as of December 31, 2005 and  5,898,495 of those shares were subsequently assigned to James MacKay as MKG’s designee in accordance with the Long Agreement and Long Foundation Agreement.

Under the Long Agreement, MKG agreed to take control of the Company’s management and operations, fund the Company, help restructure the Company’s debt, and use its government and industry contacts and relationships in Asia, Europe, and elsewhere to distribute, manufacture, and develop the BDS in foreign markets.  Additionally, MKG agreed to give the Longs a royalty equal to 1% of the Company’s net sales worldwide for three years commencing as of March 31, 2006.  MKG also entered into a three-year, $60,000 per year consulting agreement with Dr. David Long or his nominee.

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

On April 3, 2006 MKG made a demand on the Company to effectuate the debt conversion, designating certain portions of the total LFCG debt.  In accordance with the Long Agreement, $499,728 of the assigned debt was authorized to be converted into 9,994,550 pre-reverse stock split common shares and $1,230,000 of the assigned debt into 12,300,000 shares of the Preferred Series A stock of the Company, with such shares to be issued to James MacKay as MKG’s designee.  Mr. MacKay is the principal of MKG and is Chairman of the Board of the Company.  All remaining portions of the assigned debt, classified on the balance sheet as notes payable and not converted (e.g., $270,273), were retained by MKG and are entitled to be converted at a later time.  The preferred shares were deemed to be issued during 2007 and the common shares authorized to be converted were considered to be issuable as of December 31, 2007.  Each share of voting preferred stock entitles the holder thereto to two (2) votes.

On January 17, 2008, the Company issued 9,994,550 shares of common stock and 12,300,000 shares of voting preferred stock of the Company to Mr. MacKay to consummate the conversion of the Converted Debt.

As a result of the issuance of common stock and voting preferred stock pursuant to the conversion of Converted Debt, Mr. MacKay became the holder of shares of the Company’s capital stock entitling him to approximately 51.96% of all of the votes entitled to be cast by stockholders of the Company on a fully-diluted basis (i.e., counting all outstanding options and warrants on an as-exercised basis).

The MKG Master License

On July 27, 2007, the Company signed a master license agreement (the “Agreement”) with MKG. Pursuant to the Agreement, the Company granted to MKG an exclusive (even to the Company), sub licensable, royalty-bearing, worldwide license to make, have made, use, import, offer for sale, and sell devices, sensors and other products or services incorporating the Company’s patented and unpatented breast cancer detection technology, including, but not limited to, the BDS device, the Biofield Breast Cancer Proliferation Detection System, the Breast Cancer Diagnostic Device, and the Biofield Breast Examination or BBESM  (collectively, the “Technology”).  The Company also granted MKG, on a worldwide basis, the Exclusive Distribution, Manufacturing, Development, Clinical, and research and development rights (as those terms are defined in the Agreement) with regard to the Technology. Under the Agreement, MKG assumes from the Company the sole responsibility and expense to market, manufacture, further develop (clinically and technically), and otherwise commercialize the Technology. MKG further assumes from the Company the sole responsibility and expense to secure additional regulatory approvals and to conduct additional clinical trials and research and development.

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

NOTE 4 - INVENTORIES

Inventories at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Components and supplies	$-	$37,749
Finished goods	-	437,669
	-	475,418
Less: Reserve for potential losses	-	(475,418)
	$-	$-

During 2007 eleven devices, which had been fully reserved, were sold.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Furniture and Office equipment	$61,686	$61,686
Plant and production equipment	144,308	141,308
	205,994	205,994
Less: Accumulated depreciation	200,783	199,393
	$5,211	$6,601

Depreciation expenses in 2008, 2007 and for the period from inception through December 31, 2008, were $1,390, $816 and $2,762,596, respectively.

NOTE 6 - PATENT AND PATENT APPLICATION COSTS

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

Three was no amortization expense for patents for the years ended December 31, 2008 and 2007.  Amortization expense from inception through December 31, 2008, was $486,860.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Professional fees	$848,704	$132,573
Due to officers	985,833	-
Due to ex-employees	117,245	117,245
Other	107,041	180,672
	$2,058,823	$430,489

Due to severe cash flow constraints experienced by the Company in 2003, its employees were not paid salaries from April 16, 2003 to October 31, 2003.  Five of its six employees then agreed to the deferment of the payment of the salary due to them, payable with 100% interest thereon, until the receipt of the proceeds from new funding.  The Company also granted options to acquire 514,227 shares of Common Stock to these employees at an exercise price of $0.33 per share, the closing market price of the Company’s shares of Common Stock on the date of the grant in consideration for the reduction in remuneration accepted by them during the first four months of 2003.  On September 11, 2007, the Company agreed to issue its former chief operating officer, John Stephens, 1,000,000 shares of common stock for services rendered.  The share price at the close of the market on September 11, 2007 was $0.10.  As of December 31, 2008, the unpaid salary and interest thereon, together with unpaid remuneration for subsequent periods, amounting to $117,245 and is recorded as accrued expenses in the financial statements.

NOTE 8 – DUE TO AFFILIATE

As of December 31, 2008 and 2007 the Company had recorded $329,686, for amounts due to affiliates.

The Company, over time, recorded amounts due to Abel Laboratories, which was an affiliate of the Company’s former Chairman, CEO and principal shareholder, Dr. David Long. The amount due to Abel Laboratories is related to various laboratory expenses and, as of December 31, 2008 and 2007, remained constant at $329,686.  Interest does not accrue on the amount due, there is no maturity date and the amount is due on demand and does not have any convertible features.

NOTE 9 – ADVANCES FROM STOCKHOLDER

As of December 31, 2008 and 2007, the Company had recorded $2,278,973 and $2,162,703, respectively, for advances from stockholder.

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

The advances bear interest at 10% per annum. In 2008 and 2007, the Company accrued $239,220 and $263,418, respectfully, of interest for this account and has record this amount in advances from stockholder.  All interest accruing on the advances from stockholder are payable to LFCG and total $289,760.  There is no maturity date for the advances from stockholder and only $270,273, which is retained by MKG, is entitled to be converted to stock at a later time.  The remaining amount outstanding is still assigned to LFCG.

NOTE 10 – NOTES PAYABLE

Notes Payable

During 2006, the Company issued notes totaling $110,000 for past due obligations.  These notes bear interest at 18% through the maximum amount allowed by law. For the year ended December 31, 2008 and 2007, $23,400 and $19,800 of interest, respectively, was recorded in accrued interest.  These notes were due at various dates during 2007 and 2008 and are in default. The Company continues to work with the holders of these notes to resolve the defaults.

Notes Payable to Stockholder

As of December 31, 2008 and 2007, the Company had recorded $808,383 and $801,702, respectively, for notes payable to stockholder.  In 2002, the Company issued a 10% promissory convertible note in the principal amount of $450,000 to a stockholder. The note, with accrued unpaid interest, has no maturity date and is convertible at the option of the holder into subscriptions of common stock at a rate of $0.40 per share.  Interest for 2008 and 2007 totaled $73,489 and $66,808, respectively, and has been added to the note amount.

Notes Payable for Private Placements

Over the course of time, the Company sold various private placements in various increments of units of debt and common stock. These notes payable, as of December 31, 2008 and 2007, totaled $1,379,000.  Interest accrues at either 12% or 18%, depending upon the date of placement of note, and for 2008 and 2007 totaled $239,220, each, and has been recorded in accrued interest.  The notes for these private placements were due on various dates and the Company is currently in default. Until the notes issued under the private placements are repaid, the holders of the notes have the right to participate in any offering by the Company of its equity securities (including convertible debt) by using the notes (and accrued interest thereon) to acquire such equity securities at a 25% discount from the offering price (and if the offering is of convertible debt to acquire such debt at face with a conversion feature at a 25% discount).

NOTE 11 – LINE OF CREDIT

On January 5, 2007 MKG agreed to advance additional funds to the Company under a line of credit.  Under the line of credit, monies advanced by MKG would bear 12% simple annual interest.  There was no maturity date.  MKG had the option to convert the principal and accrued interest into stock at a share price equal to the lesser of: (a) the 70% of the share price at the close of the market as of receipt of funds; or (b) the terms extended by the Company to a funder making a total equity investment of at least US $1 million or in connection with a merger/acquisition or change in control. In 2007, MKG advanced the Company approximately $342,000.  The interest accrued for MKG advances in 2008 and 2007 was $23,158 and $19,185, respectively.

NOTE 12 – STOCKHOLDERS’ EQUITY

Treasury Stock

In December 1998, the Company repurchased 2,246,131 shares of Common Stock for $100. In June 2000, the Company repurchased 60,000 shares of Common Stock for $3,000 from an executive who resigned.  The Company holds all of these shares in its treasury.  There are no changes as of December 31, 2008.

Options Issued for Consulting Fees

The Company issued 1.2 million options based upon the fair value of service render at $47,512 for consulting fees recognized in operating results for the year ended December 31, 2006. These options have an exercise price of $0.04 per share and expire on February 23, 2011. During 2008 and 2007 there were no options issued or exercised.

Shares Due for Interest Accrued on Advances From Stockholder

Interest on certain advances from stockholder are payable in stock subscriptions of common stock. At December 31, 2006, stock subscriptions of common stock have been reserved for issuance in payment of the then accrued interest and the total accrued interest of $25,243 was added to additional paid-in capital and stock subscriptions, pending the issuance of 841,438 shares of common stock.

NOTE 13 - INCOME TAXES

The benefit for income taxes from continued operations for the years ended December 31, 2008 and 2007, consist of the following:

	December 31,
	2008	2007

Current:
Federal and State	$-	$-
Deferred:
Federal and State	4,286,709	497,980
	4,286,709	497,980
Increase in valuation allowance	(4,286,709)	(497,980)
Benefit for income taxes, net	$-	$-

The above benefits for 2008 and 2007 were calculated using a federal and State tax estimated rate as noted below:

	December 31
	2008	2007
Statutory federal and State income tax rate	39.00%	34.00%
Valuation allowance	(39.00%)	(34.00%)

Effective tax rate	0.00%	0.00%

The net deferred tax assets and liabilities are comprised of the following:

	2008	2007
Deferred tax assets:
Current	$-	$-
Net operating loss carry forward	30,717,241	25,919,923
Research and development credits	-	510,609
Total deferred tax assets	30,717,241	26,430,532

Less valuation allowance	(30,717,241)	(26,430,532)
Net deferred income tax asset	$-	$-

At December 31, 2008, the Company had federal net operating loss carry-forwards totaling approximately $85 million, which will begin expiring in years 2009 through 2027. However, substantially all of the net operating loss carry forwards are not utilizable, as a result of the limitations imposed by Section 382 of the Internal Revenue Code, due to ownership changes in 1992, 1995, 1997, 1999 and 2006.  To the extent that these losses and general business credits are utilizable, they may be offset against future U.S. taxable income, if any, during the carry forward period.

NOTE 14 - COMMITMENTS

As of April 1, 2006, the Company moved its corporate headquarters from Alpharetta, Georgia to 1615 Walnut Street, 3rd and 4th Floors, Philadelphia, Pennsylvania.  In June 2007, pursuant to a three-year lease, the Company relocated all of its operations to a new office in King of Prussia, Pennsylvania.  The monthly rent for the King of Prussia office is approximately $4,000, including utilities.

Rent
2009	$42,572
2010	17,920
Total	$102,015

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

NOTE 16 – THE COMPANY COMPLETES ITS 1 FOR 10 REVERSE STOCK SPLIT OF ITS COMMON STOCK

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

On June 20, 2008 the Company executed a 1 for 10 reverse split of its common stock. Immediately prior to the stock split, there were 60 million shares authorized and 55,137,486 shares issued and outstanding. Subsequent to the stock split, there were 60 million shares authorized, 5,513,749 shares issued and outstanding. Preferred shares were not affected by the reverse stock split. Additionally, 19,279,751 shares of common stock were issued post reverse stock split in the third quarter ended September 30, 2008, bring the total common stock outstanding to 24,793,500.

NOTE 17 - SUBSEQUENT EVENTS

On March 4, 2009, the Company issued and sold 3,693,333 shares of common stock, par value $.001, as follows:

Number	Purchaser	Consideration	Price Per Share
880,000	Capital Growth Equity Fund I, LLC	$110,000 in cash	$0.125
2,480,000	Capital Growth Equity Fund I, LLC	conversion of $372,000 of debt	$0.15
333,333	Capital Growth Financial, LLC	conversion of $50,000 of debt	$0.15

Capital Growth Equity Fund I, LLC and Capital Growth Financial, LLC are "accredited investors" as that term is defined in Rule 501 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), and the issuance of the securities was accomplished without registration under the Securities Act in reliance on the exemptions from the registration requirements of the Securities Act afforded by Section 4(2), including Rule 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act.

On February 9, 2009, effective December 11, 2008, the Company entered into a Sale of Shares Agreement (the “Stock Purchase Agreement”) with Valirix, plc, to acquire a minority interest in Valibio, SA and contemporaneously entered into an Exclusive Distribution Agreement (the “Distribution Agreement”) with Valibio, SA which granted Biofield exclusive distribution rights worldwide (excluding Belgium) for ValiRx plc’s Human Papilloma Virus (HPV) diagnostic test for cervical cancer, ValioRx’s Hypergenomics™ and Nucleosomics™ cancer diagnostics products, and any other cancer diagnostic products developed during the term of the Distribution Agreement.

The parties have agreed that, during March 2009, the Company will purchase 10 shares of Valibio (approximately 1.6% of the outstanding shares) for €100,000.  Additionally, the Company intends to acquire an additional 53 shares of Valibio (approximately 8.48% of the outstanding shares) for €500,000 on or before September 1, 2009.  The Stock Purchase Agreement also provides Biofield with the right to acquire up to an additional 100 shares of Valibio (approximately 16% of the outstanding shares) for a price per share of €9,600 if purchased prior to December 11, 2009, €10,650 if purchased prior to December 11, 2010, and €11,616 if purchased prior to December 11, 2011.  The right to purchase up to an additional 100 shares of Valibio expires on December 11, 2011.

The Distribution Agreement has a term of 10 years, with automatic renewal for additional 10 year terms subject to the right of either party to elect not to renew.  Valibio has the right to terminate Biofield’s distribution rights in any country in which (a) no sales occur during the 2 yr period that commences on the date any required governmental approval is secured and (b) in any country in which sales decline by more than 50% over the average sales in the 2 preceding years.  Valibio also has the right to terminate the Distribution Agreement in certain events including non-payment which continues for 14 days after written notice.