Form 10-Q
period 2009-03-31
BIOFIELD CORP \DE\
filed 2009-05-15
CIK 1007018

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
Commission File No: 0-27848

BIOFIELD CORP.
(Name of registrant in its charter)

Delaware	13-3703450
(State of other jurisdiction of Incorporation or Organization)	(Employer Identification Number)

1615 Walnut Street, 3 rd Floor, Philadelphia, PA	19102
(Address of principal executive offices)	(Zip Code)

(215) 972-1717
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 30 days:Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [ ]    No  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of accelerated filer and large accelerated filer in Rule 12b-12 of the Exchange Act (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]

Non-Accelerated Filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  [   ]        No  [X]

AS OF MAY 8, 2009, THERE WERE 28,486,833 SHARES OF COMMON STOCK OUTSTANDING AND 12,300,000 SHARES OF VOTING PREFERRED STOCK OUTSTANDING.

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2009	2008
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$-	$-
Total current assets	-	-

PROPERTY AND EQUIPMENT - Net	4,864	5,211

TOTAL ASSETS	$4,864	$5,211

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Bank overdraft	$9,141	$9,912
Accounts payable	1,402,514	1,402,514
Accrued interest	1,062,056	991,849
Accrued expenses	2,076,822	2,058,823
Due to affiliate	329,687	329,686
Advances from stockholder	2,438,448	2,378,973
Notes payable	2,431,161	2,410,951
Line of credit	418,920	418,920

Total current liabilities	10,168,749	10,001,628

Commitments and contigencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value, 12,300,000 shares authorized,
12,300,000 shares issued and outstanding at March 31, 2009
December 31, 2008, respectively	12,300	12,300
Common stock, $.01 par value, 60,000,000 shares authorized,
28,486,833 and 24,793,500 shares issued at March 31, 2009 and
December 31, 2008, respectively	284,868	247,935
Treasury stock - 2,306,131 shares	(3,100)	(3,100)
Stock subscriptions	3,849	3,849
Additional paid-in capital	75,008,620	74,935,552
Accumulated deficit during development stage	(85,470,422)	(85,192,953)
Total stockholders’ deficit	(10,163,885)	(9,996,417)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,864	$5,211

See notes to consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

			Period October 16,
	Three Months Ended	Three Months Ended	1987 (Date of
	March 31,	March 31,	Inception) Through
	2009	2008	March 31, 2009

REVENUE	$-	$-	$244,522
COST OF SALES
Cost of goods sold	-	-	95,111
Loss on write down of inventory	-	-	693,500
GROSS PROFIT	-	-	(544,089)

OPERATING EXPENSES:
Research and development	-	-	40,481,889
Selling, general, and administrative	127,578	88,377	42,769,563
Impairment of intangible assets	-	-	194,268
Gain on disposition of fixed assets	-	-	(8,084)
Total operating expenses	127,578	88,377	83,437,636

OTHER INCOME (EXPENSE):
Interest income	-	-	2,476,722
Interest expense	(149,891)	(142,891)	(3,755,014)
Amortization of shares issued to lenders
and other finance costs	-	-	(405,523)
Royalty income and other	-	-	214,867
Other expense	(149,891)	(142,891)	(1,468,948)

LOSS BEFORE INCOME TAXES	(277,469)	(231,268)	(85,450,673)

PROVISION FOR INCOME TAXES	-	-	(19,749)
NET LOSS	$(277,469)	$(231,268)	$(85,470,422)

NET LOSS PER SHARE:
Basic and Diluted	$(0.01)	$(0.02)

WEIGHTED-AVERAGE SHARES
Basic and Diluted	25,860,411	12,296,724

See notes to consolidated financial statements.

BIOFIELD CORP. ( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
			Period October 16,
			1987 (Date of
	Three Months Ended	Three Months Ended	Inception) Through
	March 31,	March 31,	March 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(277,469)	$(231,268)	$(85,470,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	347	348	2,762,943
Amortization of premiums on short-term investments	-	-	156,692
Amortization of deferred financing costs	-	-	2,296,978
Loss on disposal of property and equipment	-	-	194,102
Loss on license and settlement agreements	-	-	49,026
Loss on abandonment of patent applications	-	-	303,234
Loss on inventory write-down	-	-	602,308
Impairment of intangible assets	-	-	194,268
Vendor settlements	-	-	(77,257)
Noncash compensation	-	-	3,533,451
Gain from disposition of fixed assets	-	-	(159,473)
Interest paid in common stock	-	-	575,260
Accrued interest	149,891	142,891	2,898,011
Commisions and discounts on sale of common stock	-	-	96,919
Loan repayment default payable in shares of common stock	-	-	350,000
Consultancy fees paid in options	-	-	242,762
Issuances of common stock for outstanding stock obligations	-	-	8,667,010
Changes in assets and liabilities:
Inventories	-	-	(602,308)
Due to affiliate	-	-	329,687
Accounts payable and accrued liabilities	18,002	(25,299)	3,479,336
Net cash used in operating activities	(109,229)	(113,328)	(59,577,473)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	-	-	(2,610,691)
Costs incurred for patents and patent applications	-	-	(782,527)
Proceeds from sale of property and equipment	-	-	294,748
Purchases of short-term investments	-	-	(26,476,638)
Proceeds from sale and maturity of short-term investments	-	-	26,476,638
Net cash used in investing activities	-	-	(3,098,470)
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(771)	-	9,141
Repayments of capitalized lease obligations	-	-	(82,234)
Proceeds from issuance of preferred stock	-	-	22,341,892
Proceeds from issuance of common stock and common stock warrants	110,000	100,000	35,313,258
Proceeds from exercise of common stock	-	-	298,546
Proceeds from issuance of notes payable	-	-	2,052,569
Proceeds from borrowings on line of credit	-	-	418,920
Advances from stockholder and related party	-	-	4,313,176
Repayments of advances from stockholder	-	-	(1,874,728)
Repurchases of common stock held in treasury	-	-	(3,100)
Net cash provided by financing activities	109,229	100,000	62,787,440
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(13,328)	111,497
EFFECT OF EXCHANGE RATE CHANGES	-	-	(111,497)
BEGINNING OF PERIOD	-	13,328	-
END OF PERIOD	$-	$-	$-

See notes to consolidated financial statements

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (continued)
			Period October 16,
	Three Months Ended	Three Months Ended	1987 (Date of Inception) Through
	March 31,	March 31,	March 31,
	2009	2008	2009
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Cash paid for interest	$-	$-	$857,003
Cash paid for taxes	$-	$-	$-

SUPPLEMENTAL SCHEDULE FOR NONCASH
INVESTING AND FINANCING ACTIVITIES:
During the fiscal year ended December 31, 2005, 897,500 shares of Common Stock
due as penalty for non-payment of notes payable on maturity issued:	$-	$-	$17,949

During the fiscal year ended December 31, 2005, a principal shareholder and his associates repaid the Company's line of credit and the debt is reflected in the financial statements as
advances from stockholder:	$-	$-	$1,200,000

During the fiscal year ended December 31, 2007, 1,000,000 shares of Common Stock
issued to former employee, in lieu of accrued liabilities	$-	$-	$100,000

See notes to consolidated financial statements.

BIOFIELD CORP.
A DEVELOPMENT STAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2009 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim periods are not necessarily indicative of the results of the full year. This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There have been no changes in significant accounting policies since December 31, 2008.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, Financial Accounting Standard Board (“FASB”) issued three Final Staff Positions on Financial Accounting Standards (“FAS”) to provide additional guidance and disclosures regarding fair value measurements and impairments of securities. These three FSPs are effective for interim and annual periods ending after June 15, 2009.

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides guidance for estimating fair value  when the volume and level of activity for an asset or liability have significantly decreased. The Company does not expect that FSP FAS 157-4 will have a material impact on the Company’s consolidated financial statements.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. The Company does not expect that FSP FAS 115-2 and FAS 124-2 will have a material impact on the Company’s consolidated financial statements.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company will review the requirements of FSP FAS 107-1 and comply with its requirements.

On January 12, 2009, the FASB issued 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”. FASB FSP 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be held by a Transferor in Securitized Financial Assets”. The intent of the FSP is to reduce complexity and achieve more consistent determinations as to whether other-than-temporary impairments of available for sale or held to maturity debt securities have occurred. The FSP is effective for interim and annual reporting periods ending after December 15, 2008. The adoption of this FSP did not have an impact on the Company’s consolidated financial statements.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, FASB issued FSP FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  This FSP amends FASB Statement No. 132(R) (“SFAS No. 132(R)”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP FAS No. 132(R)-1 also includes a technical amendment to SFAS No. 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented.  The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009.  The technical amendment was effective upon issuance of FSP FAS No. 132(R)-1.  The adoption of the technical amendment of FSP FAS No. 132(R)-1 had no impact on the Company’s consolidated financial position and results of operations.

Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises

In December 2008, the FASB issued FSP No. 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.”  FSP FIN No. 48-3 defers the effective date of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” for certain nonpublic enterprises as defined in SFAS No. 109, “Accounting for Income Taxes.”  However, nonpublic consolidated entities of public enterprises that apply U.S. generally accepted accounting principles (GAAP) are not eligible for the deferral.  FSP FIN No. 48-3 was effective upon issuance.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS No. 140-4, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets.  FSP FAS No. 140-4 also amends FIN No. 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity.  FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users.  FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged.  The adoption FSP FAS No. 140-4 had no impact on the Company’s consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under FASB 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    FSP FAS No. 143-3 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged.  The adoption of FSP FAS No. 143-3 had no impact on the Company’s consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS No. 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company was required to adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No. 161 had no impact on the Company’s consolidated financial statements.

NOTE 4 - EQUITY

During the first quarter of 2009 the Company issued for cash 3,693,333 shares of common stock for $110,000.

NOTE 5 - SUBSEQUENT EVENTS

None

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this document.

Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report are forward-looking statements that involve risks and uncertainties.  These statements relate to future events or our future financial performance.  In some cases, forward-looking statements can be identified by terminology such as "may," "will", "should",  "expect", "anticipate", "intend", "plan", "believe", "estimate", "potential", or "continue", the negative of these terms or other comparable terminology.   These statements involve a number of risks and uncertainties.   Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those described above and in the Company’s last Form 10-K for 2008 under "Risk Factors".  We have no obligation to release publicly the result of any revisions to any of our "forward-looking statements" to reflect events or circumstances that occur after the date of this Report or to reflect the occurrence of other unanticipated events.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception almost entirely by the issuance of our securities, interest income on the then unutilized proceeds from these issuances and with loans made directly, or guaranteed and collateralized, by Dr. David Long and certain of his affiliates (until the MKG Acquisition) and by MKG (after the MKG Acquisition).

At March 31, 2009, we had a working capital deficiency of $10,163,885.

Our total assets were $4,864 at March 31, 2009. There were no cash and cash equivalents at March 31, 2009.  For the three months ended March 31, 2009, there was no change in cash and cash equivalents from December 31, 2008.

Operating Activities

During the three months ended March 31, 2009, we had a net loss of $277,469, compared to $231,268 for the three months ended March 31, 2008, an increase of $46,201 or 20.0%. During the three months ended March 31, 2009, our net cash used in operating activities was $109,229, compared to $113,328 for the three months ended March 31, 2008, a decrease of $4,099 or 3.6%. The decrease was primarily due to an increase in accounts payable and accrued liabilities of $18,002 in 2009 compared to a decrease of $25,299 offset by the increase to net loss year over year.

During the three months ended March 31, 2009, we had depreciation and amortization in connection with operating activities of $347 compared to $348 for the three months ended March 31, 2008.

Investing Activities

There were no investing activities ended March 31, 2009 and March 31, 2008.

Financing Activities

During the three months ended March 31, 2009, we had net cash provided by financing activities of $109,229, compared to $100,000 for the three months ended March 31, 2008, an increase of $9,229 or 9.2%. During the three months ended March 31, 2009, we had proceeds from issuance of common stock of $110,000 compared to $100,000 for the three months ended March 31, 2008, an increase of $10,000 or 10.0%

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital.  We currently have no commitments for financing.  There is no guarantee that we will be successful in raising the funds required.

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

RESULTS OF OPERATIONS

Comparison of the three month period ended March 31, 2009 with the three month period ended
March 31, 2008.

In the fiscal quarter ended March 31, 2009 and 2008, there were no sales and we did not incur any cost of sales.

The total operating expenses for the three months ended March 31, 2009 and March 31, 2008 were $127,578 and $88,377 respectively, thus representing an increase of $39,201 or 44.4%. This increase is due primarily to expenses related to new management in 2009.

We did not incur any research and development expenses or impairment to intangible assets in the fiscal quarters ending March 31, 2009 and 2008.

Interest expense for the three months ended March 31, 2009 and March 31, 2008, were $149,891 and $142,891, representing an increase of $7,000 or 4.9%. The increase is a direct result of increased debt in the first quarter of 2009.

As a result of the foregoing, we incurred a net loss of $277,469 for the three months ended March 31, 2009, compared to $231,268 for the three months ended March 31, 2008, an increase of $46,201, or 20.0%.

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

PART II.                      OTHER INFORMATION

Item 1.                          Legal Proceedings

As result of the Company’s arrangement with third party to help manage the Company’s operations and development of the BDS, the Company has forwarded much of what was in its King of Prussia office to the third party’s certified manufacturing and regulatory facilities near Atlanta, Georgia, and seeks to vacate the King of Prussia office.  The landlord of the Company’s King of Prussia office has subsequently filed for and obtained a judgment in confession.  Counsel, for both sides, is in discussions to work out a settlement terminating the lease.  The monthly rent is approximately $3,500 and it is a 3 year lease. As of April 10, 2009, the Company had  worked out all remaining issues with the Landlord and final payment on the lease has been made..

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

Item 1A.   RISK FACTORS

We Expect to Continue to Incur Significant Operating Losses Which Endangers our Viability as a Going-Concern

The Company has never established adequate sources of operating revenue and had incurred net operating losses since our inception.  At March 31, 2009, we had an accumulated deficit of approximately $85.4 million.  These losses have resulted principally from costs incurred in research and development and clinical trials and from general and administrative costs associated with our operations. We expect operating losses to continue, mainly due to the anticipated expenses associated with the pre-market approval process and proposed commercialization of our device, research and development and marketing activities and administration costs.  Our continuing losses have caused our independent accountants to qualify their audit report regarding our use of "going concern" basis of accounting in preparation of our 2008 consolidated financial statements.  Although the Company~~,~~ under MKG, is now focused on distributing the BDS and complementary products overseas relying on MKG’s foreign government, industry, and distribution relationships, there can be no reasonable assurances, however, that such efforts will be to establish predictable and scalable sources of revenue.

Our Cash Flow Problems Have Caused Us to be Delinquent in Payments to Vendors and Other Creditors

Since 1998, our lack of financial resources has caused us to delay payment of our obligations as they became due in the ordinary course of our business.  Such delays have damaged some of our vendor and professional relationships, and have caused us to incur additional expenses in the payment of late charges and penalties.  As of March 31, 2009, we had a working capital deficiency of approximately $10.1 million and accounts payable, primarily to service providers and vendors, aggregating approximately $1.4 million, substantially all of which are past due. At March 31, 2009, we have accrued expenses, primarily to Officers and Consultants for service providers, aggregating approximately $2.1 million, substantially all of which are past due.

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

We Lack Independent Directors

We cannot assure you that our Board of Directors will have any independent directors.  In the absence of a majority of independent directors, our Board of Directors could establish policies and enter into transactions without independent review.  This presents the potential for a conflict of interest between MKG, management, and our stockholders, and may increase our difficulty in raising necessary financing. In addition, we cannot establish an audit committee or compensation committee without independent directors, which could prohibit us from listing our shares of common stock for trading on a recognized national securities exchange or on any electronic exchange regulated by NASDAQ.  MKG, intends to restructure the Company’s board of directors in the future to bring recruit independent directors to preserve or prepare for future potential listing opportunities. There can be no reasonable assurances that such efforts will be successful.

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

In addition to the above risk factors, see the risk factors set forth in the Company’s Form 10-K for fiscal year ending December 31, 2008 filed April 13, 2009.  These include risks associated with the political and economic environment, foreign currency exchange and the legal system in foreign countries. The economy of China and other foreign countries differs significantly from the economies of the western industrialized nations in such respects as structure, level of development, growth rate, capital   reinvestment, repatriation, resource allocation, self-sufficiency, rate of inflation and balance of payment positions, among others. While certain foreign governments such as China have enacted laws encouraging foreign investment, it remains to be seen how uniformly they will be enforced and interpreted.

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

None.

Item 3.                          Defaults Upon Senior Securities

None.

Item 4.                          Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our securities holders during the fiscal quarter ended March 31, 2009.

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

BIOFIELD CORP.

Date: May 15, 2009	By:	/s/ Shepard G.Bentley
Shepard G. Bentley
Chief Executive Officer

	By:	/s/ Steven M. Waszak
Steven M. Waszak
Chief Financial Officer