Form 10-Q
period 2009-06-30
BIOFIELD CORP \DE\
filed 2009-08-19
CIK 1007018

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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

AS OF July 31, 2009, THERE WERE 38,886,833 SHARES OF COMMON STOCK OUTSTANDING AND 12,300,000 SHARES OF VOTING PREFERRED STOCK OUTSTANDING.

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2009	2008
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$-	$-
Total current assets	-	-

PROPERTY AND EQUIPMENT - Net	4,517	5,211

TOTAL ASSETS	$4,517	$5,211

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Bank overdraft	$14,659	$9,912
Accounts payable	1,402,514	1,402,514
Accrued interest	1,132,263	991,849
Accrued expenses	802,822	2,058,823
Due to affiliate	329,686	329,686
Advances from stockholder	2,497,922	2,378,973
Notes payable	2,451,371	2,410,951
Line of credit	418,920	418,920

Total current liabilities	9,050,157	10,001,628

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value, 12,300,000 shares authorized,
12,300,000 shares issued and outstanding at June 30, 2009 and
December 31, 2008, respectively	12,300	12,300
Common stock, $.01 par value, 60,000,000 shares authorized,
38,486,833 and 24,793,500 shares issued at June 30, 2009 and
December 31, 2008, respectively	384,868	247,935
Treasury stock - 2,306,131 shares	(3,100)	(3,100)
Stock subscriptions	3,849	3,849
Additional paid-in capital	76,208,620	74,935,552
Accumulated deficit during development stage	(85,652,177)	(85,192,953)
Total stockholders’ deficit	(9,045,640)	(9,996,417)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,517	$5,211

See notes to consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

					Period October 16,
	For the Three Months Ended		For the Six Months Ended		1987 (Date of
	June 30,		June 30,		Inception) Through
	2009	2008	2009	2008	June 30, 2009

REVENUE	$-	$-	$-	$-	$244,522
COST OF SALES
Cost of goods sold	-	8,172	-	8,172	95,111
Loss on write down of inventory	-	-	-	-	693,500
GROSS PROFIT	-	8,172	-	8,172	(544,089)

OPERATING EXPENSES:
Research and development	-	-	-	-	40,481,889
Selling, general, and administrative	31,864	173,156	159,441	261,533	42,801,426
Impairment of intangible assets	-	-	-	-	194,268
Gain on disposition of fixed assets	-	-	-	-	(8,084)
Total operating expenses	31,864	173,156	159,441	261,533	83,469,499

OTHER INCOME (EXPENSE):
Interest income	-	88	-	88	2,476,722
Interest expense	(149,804)	(144,112)	(299,783)	(287,003)	(3,904,906)
Finance costs	-	-	-	-	(405,523)
Other	-	-	-	-	214,867
Net other expense	(149,804)	(144,024)	(299,783)	(286,915)	(1,618,840)

LOSS BEFORE INCOME TAXES	(181,668)	(325,352)	(459,224)	(556,620)	(85,632,428)

PROVISION FOR INCOME TAXES	-	-	-	-	(19,749)

NET LOSS	$(181,668)	$(325,352)	$(459,224)	$(556,620)	$(85,652,177)

NET LOSS PER SHARE:
Basic and Diluted	$(0.01)	$(0.06)	$(0.02)	$(0.10)

WEIGHTED-AVERAGE SHARES
Basic and Diluted	31,453,866	5,513,749	28,672,615	5,513,749

See notes to consolidated financial statements.

BIOFIELD CORP. ( A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
			Period October 16,
			1987 (Date of
	For the Six Months Ended		Inception) Through
	June 30,		June 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(459,224)	$(556,620)	$(85,652,177.00)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	694	695	2,763,290
Amortization of premiums on short-term investments	-	-	156,692
Amortization of deferred financing costs	-	-	2,129,643
Loss on disposal of property and equipment	-	-	194,102
Loss on license and settlement agreements	-	-	49,026
Loss on abandonment of patent applications	-	-	303,234
Loss on inventory write-down	-	-	693,500
Impairment of intangible assets	-	-	194,268
Vendor settlements	-	-	(77,257)
Noncash compensation	-	-	3,533,451
Gain from disposition of fixed assets	-	-	(159,473)
Interest paid in common stock	-	-	575,260
Commissions and discounts on sale of common stock	-	-	96,919
Loan repayment default payable in shares of common stock	-	-	350,000
Consultancy fees paid in options	-	-	242,762
Issuances of common stock for outstanding stock obligations	-	-	8,667,010
Changes in assets and liabilities:
Notes receivable	-	-	11,004
Inventories	-	-	(693,500)
Prepaids	-	-	(131,816)
Due to affiliate	-	-	329,687
Accounts payable and accrued liabilities	184,414	186,911	5,463,175
Net cash used in operating activities	(274,116)	(369,014)	(60,961,200)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	-	-	(2,610,691)
Costs incurred for patents and patent applications	-	-	(782,527)
Proceeds from sale of property and equipment	-	-	294,748
Purchases of short-term investments	-	-	(26,476,638)
Proceeds from sale and maturity of short-term investments	-	-	26,406,378
Net cash used in investing activities	-	-	(3,168,730)
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	4,747	-	14,659
Repayments of capitalized lease obligations	-	-	(82,234)
Proceeds from issuance of preferred stock - net	-	-	22,341,892
Proceeds from common stock subscriptions	110,000	100,000	35,313,258
Proceeds from exercise of common stock	-	-	298,546
Proceeds from issuance of notes payable	-	147,551	1,676,058
Proceeds from borrowings on line of credit	-	-	76,740
Financing costs for notes payable	40,420	-	302,497
Advances from stockholder and related party	118,949	108,135	3,612,105
Repayments of advances from stockholder	-	-	(1,874,728)
Repurchases of common stock held in treasury	-	-	(3,100)
Proceeds from notes payable issued to stockholder and related party	-	-	2,546,533
Net cash provided by financing activities	274,116	355,686	64,207,567
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(13,328)	77,637
EFFECT OF EXCHANGE RATE CHANGES	-	-	(77,637)
BEGINNING OF PERIOD	-	13,328	-
END OF PERIOD	$-	$-	$-

See notes to consolidated financial statements

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (continued)

			Period October 16,
			1987 (Date of
	June 30,		Inception) Through
	2009	2008	June 30, 2009
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Cash paid for interest	$-	$-	$857,003
Cash paid for taxes	$-	$-	$-

SUPPLEMENTAL SCHEDULE FOR NONCASH
INVESTING AND FINANCING ACTIVITIES:

Common stock shares issued for penalty for non-payment of notes payable on maturity	$-	$-	$17,949

Repayment of debt by shareholders	$-	$-	$1,200,000

Issuance of common stock for accrued liabilities	$1,300,000	$-	$1,400,000

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

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2009 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim periods are not necessarily indicative of the results of the full year. This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There have been no changes in significant accounting policies since December 31, 2008.

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

Subsequent Event

The Company has performed a review of events subsequent to the balance sheet date through August 19, 2009, the filing date.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board issued Statement “FASB” issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”).  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This statement will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing

In June 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”. This Issue is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. Share lending arrangements that have been terminated as a result of counterparty default prior to the effective date of this Issue but for which the entity has not reached a final settlement as of the effective date are within the scope of this Issue. This Issue requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. This Issue is effective for arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. Early adoption is not permitted. The Company had determined that the adoption of FSP EITF 09-1 will have no impact on its financial position and results of operations.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009. The Company has recognized the effect of adopting SFAS No. 165 on its financial position, results of operations or cash flows.

Interim Disclosure about Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position “FSP” No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends SFAS No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends Accounting Principles Board Opinions “APB Opinion” No. 28 to require those disclosures in summarized financial information at interim reporting periods.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on our consolidated financial statements.

Amendments to the Impairment Guidance of EITF Issue No. 99-20

In January 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20". This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other than- temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This Issue is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material effect on the Company’s consolidated financial statements.

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

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company had determined that the adoption of FSP FAS No. 157-4 will have no impact on its financial position and results of operations.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments ". The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. The Company has determined that the adoption of FSP FAS No. 115-2 and FAS No. 124-2 will have no impact on its financial position and results of operations.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments". This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has determined that the adoption of FSP FAS No. 107-1 will have no impact on its financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. The adoption of FSP FAS No. 142-3 had no impact on the consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company was required to adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No.161 on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115,” which became effective on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election of this fair-value option did not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments. SFAS No. 157 was effective for financial assets and liabilities on January 1, 2008. The statement deferred the implementation of the provisions of SFAS No. 157 relating to certain non-financial assets and liabilities until January 1, 2009. The adoption of SFAS No.157 on January 1, 2009 for financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements.

NOTE 4 - EQUITY

During the six months ended June 30, 2009, the Company issued a total of 13,693,333 shares of common stocks. In first quarter of 2009 the Company issued for cash 3,693,333 shares of common stock for $110,000. In the second quarter of 2009 the Company issued 10,000,000 shares of common stock to officers and directors for services. The value of the 10,000,000 common shares issued was $1,300,000. This amount had been previously accrued and reflected on the Company’s statement of operations.

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

Overview

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

Most of 2006 was consumed in connection with the series of transactions which resulted in acquiring control of the Company.  Unless indicated otherwise below, any material events in 2006 related to events, which predated 2006 and the MKG acquisition, and which were reported in detail in the Company’s prior SEC’s filings including its Form 10-KSB for fiscal year ending December 31, 2005 filed May 30, 2006

In 2007, the Company moved its facilities, inventory and operations from Alpharetta, Georgia to King of Prussia, Pennsylvania and transferred and reorganized voluminous amounts of clinical and technological data and financial records, resumed filing annual and quarterly reports with the Securities and Exchange Commission (“SEC”) and brought all of its filings current, converted approximately $2 million of the Company’s debt to equity stock, and began a number of foreign market initiatives which are discussed in Item 6 of the Company’s Form 10-KSB for fiscal year ending December 31, 2007 filed April 15, 2008.

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

At June 30, 2009, we had a working capital deficiency of $9,050,157.

Our assets totaled $4,517 at June 30, 2009. There were no cash and cash equivalents at June 30, 2009.  For the six months ended June 30, 2009, there was no change in cash and cash equivalents from March 31, 2009.

Operating Activities

During the six months ended June 30, 2009, we had a net loss of $459,224, compared to $556,620 for the six months ended June 30, 2008, a decrease of $97,396 or 17.5%. During the six months ended June 30, 2009, our net cash used in operating activities was $274,116, compared to $369,014 for the six months ended June 30, 2008, a decrease of $94,898 or 25.7%. The decrease was primarily due to a decrease in net loss of $97,396 for the six months ended June 30, 2009, as well as, a decrease in accounts payable and accrued liabilities of $2,497 in 2009 compared to $186,911 for the same period in 2008.

During the six months ended June 30, 2009, we had depreciation and amortization in connection with operating activities of $694 compared to $695 for the six months ended June 30, 2008.

Investing Activities

There were no investing activities ended June 30, 2009 and June 30, 2008.

Financing Activities

During the six months ended June 30, 2009, we had net cash provided by financing activities of $274,116, compared to $355,686 for the six months ended June 30, 2008, a decrease of $81,570 or 22.9%. During the six months ended June 30, 2009, we had $110,000 proceeds from issuance of common stock subscription compared to $100,000 for the six months ended June 30, 2008. During the six months ended June 30, 2009, we had no proceeds from issuance of notes payable compared to $147,551 for the six months ended June 30, 2008. For the six months ended June 30, 2009, we had proceeds from financing costs for notes payable of $40,420, compared to none for the same period in 2008. Proceeds from advances from stockholder and related party were $118,949 for the six months ended June 30, 2009 compared to $108,135 for the same period in 2008.

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

The independent auditors report, on our December 31, 2008 financial statements, states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Comparison of the three month period ended June 30, 2009 with the three month period ended June 30, 2008.

There were no sales in the three months ended June 30, 2009. We incurred $8,172 in costs related to sales that did not materialize in the three months ended June 30, 2008.

The total operating expenses for the three months ended June 30, 2009 and 2008 were $31,864 and $173,156 respectively, representing a decrease of $141,292 or 81.6%. This decrease is due primarily to expenses related to new management in 2008.

We did not incur any research and development expenses or impairment to intangible assets in the fiscal quarters ending June 30, 2009 and 2008.

Interest expense for the three months ended June 30, 2009 and 2008 were $149,804 and $144,123, representing an increase of $5,692 or 3.9%. The increase is a direct result of increased debt in the second quarter of 2009.

As a result of the foregoing, we incurred a net loss of $181,668 for the three months ended June 30, 2009, compared to $325,352 for the three months ended June 30, 2008, a decrease of $143,684, or 44.1%.

Comparison of the six month period ended June 30, 2009 with the six month period ended June 30, 2008.

There were no sales in the six months ended June 30, 2009. We incurred $8,172 in costs related to sales that did not materialize in the six months ended June 30, 2008.

The total operating expenses for the six months ended June 30, 2009 and June 30, 2008 were $159,441 and $261,533 respectively, representing a decrease of $102,092 or 39.0%. This decrease is due primarily to consultant expenses in 2008.  Total operating expenses for these six months were related to selling, general and administrative expenses.

Interest expense for the six months ended June 30, 2009 and June 30, 2008 were $299,783 and $287,003, representing an increase of $12,780 or 4.5%. The increase is a direct result of increased debt in the six months ended June 30, 2009.

As a result of the foregoing, we incurred a net loss of $459,224 for the six months ended June 30, 2009, compared to $556,620 for the six months ended June 30, 2008, a decrease of $97,396, or 17.5%.

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

PART II.                      OTHER INFORMATION

Item 1.                          Legal Proceedings

As result of the Company’s arrangement with third party to help manage the Company’s operations and development of the BDS, the Company has forwarded much of what was in its King of Prussia office to the third party’s certified manufacturing and regulatory facilities near Atlanta, Georgia, and seeks to vacate the King of Prussia office.  The landlord of the Company’s King of Prussia office has subsequently filed for and obtained a judgment in confession.  Counsel, for both sides, is in discussions to work out a settlement terminating the lease.  The monthly rent is approximately $3,500 and it is a 3 year lease. As of April 10, 2009, the Company had worked out all remaining issues with the Landlord and final payment on the lease has been made.

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

Item 1A.   RISK FACTORS

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2008.  There were no material changes from the risk factors during the three and six months ended June 30, 2009.

Item 2.     Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our securities holders during the fiscal quarter ended June 30, 2009.

Item 5.      Other information

On March 15, 2009, Mr. Shepard Bentley, Mr. Steve Waszak and Dr. Shiva Sharareh advised the Company’s board of directors of their intention to resign. Notwithstanding, no signed resignations were submitted by either of the aforementioned officers.

Subsequently, Messrs. Bentley and Waszak continued to assist the Company with regards to its SEC filings and certain other matters. The Company believes that such persons intended to finalize their resignations following the filing of the Company’s quarterly report on Form 10-Q for the period ended March 31, 2009 as filed with the Securities and Exchange Commission on May 15, 2009.

However, to date no such signed resignations have been received by the Company despite requests for same. Accordingly, on August 18, 2009, the Board of Directors of the Company took action removing Mr. Shepard Bentley, Mr. Steve Waszak and Dr. Shiva Sharareh from their respective positions with the Company effective May 16, 2009, and appointed David Bruce Hong as the Company’s Chief Executive Officer and Chief Financial Officer, effective May 16, 2009, and ratified all actions taken by the prior offices of which the Board of Directors was aware of.

Item 6.     Exhibits and Reports on Form 8-K

Exhibits

31.           Rule 13a-14(a)/15d-14(a) Certifications

*31.1 Certification of David Bruce Hong Chief Executive Officer

*31.2 Certification of David Bruce Hong Chief Financial Officer

32.           Section 1350 Certifications

*32.1 Certification of Bruce Hong Chief Executive Officer

*32.2 Certification of Bruce Hong Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BIOFIELD CORP.

Date: August 19, 2009	By:	/s/ David Bruce Hong
David Bruce Hong
Chief Executive Officer

/s/ David Bruce Hong
David Bruce Hong Chief Financial Officer