Form 10-Q
period 2009-09-30
BIOFIELD CORP \DE\
filed 2009-11-20
CIK 1007018

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
Commission File No: 0-27848
BIOFIELD CORP.
(Name of registrant in its charter)

Delaware	13-3703450
(State of other jurisdiction of Incorporation or Organization)	(Employer Identification Number)

175 Strafford Avenue — Suite One — Wayne, PA (Address of principal executive offices)	19087 (Zip Code)
(215) 972-1717
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 30 days: Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of accelerated filer and large accelerated filer in Rule 12b-12 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
AS OF NOVEMBER 13, 2009, THERE WERE 36,261,833 SHARES OF COMMON STOCK OUTSTANDING AND 12,300,000 SHARES OF VOTING PREFERRED STOCK OUTSTANDING.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
BIOFIELD CORP.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$—

Total current assets	—	—

PROPERTY AND EQUIPMENT — Net	4,169	5,211

TOTAL ASSETS	$4,169	$5,211

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Bank overdraft	$14,659	$9,912
Accounts payable	1,402,514	1,402,514
Accrued interest	1,202,470	991,849
Accrued expenses	828,822	2,058,823
Due to affiliate	329,686	329,686
Advances from stockholder	2,557,396	2,378,973
Notes payable	2,471,580	2,410,951
Line of credit	418,920	418,920

Total current liabilities	9,226,046	10,001,628

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value, 12,300,000 shares authorized, 12,300,000 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	12,300	12,300
Common stock, $.01 par value, 60,000,000 shares authorized, 37,386,833 and 24,793,500 shares issued at September 30, 2009 and December 31, 2008, respectively	373,868	247,935
Treasury stock - 2,306,131 shares	(3,100)	(3,100)
Stock subscriptions	3,849	3,849
Additional paid-in capital	76,219,621	74,935,552
Accumulated deficit during development stage	(85,828,416)	(85,192,953)

Total stockholders’ deficit	(9,221,878)	(9,996,417)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,169	$5,211

See notes to financial statements.

BIOFIELD CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS (Unaudited)

					Period October 16,
	For the Three Months Ended		For the Nine Months Ended		1987 (Date of
	September 30,		September 30,		Inception) Through
	2009	2008	2009	2008	September 30, 2009

REVENUE	$—	$—	$—	$—	$244,522
COST OF SALES
Cost of goods sold	—	—	—	8,172	95,111
Loss on write down of inventory	—	—	—	—	693,500

GROSS PROFIT	—	—	—	8,172	(544,089)

OPERATING EXPENSES:
Research and development	—	—	—	—	40,481,889
Selling, general, and administrative	26,348	8,637,305	185,789	8,898,838	42,827,773
Impairment of intangible assets	—	—	—	—	194,268
Gain on disposition of fixed assets	—	—	—	—	(8,084)

Total operating expenses	26,348	8,637,305	185,789	8,898,838	83,495,846

OTHER INCOME (EXPENSE):
Interest income	—	—	—	88	2,476,722
Interest expense	(149,891)	(130,962)	(449,674)	(417,965)	(4,054,885)
Finance costs	—	—	—	—	(405,523)
Other	—	—	—	—	214,867

Net other expense	(149,891)	(130,962)	(449,674)	(417,877)	(1,768,819)

LOSS BEFORE INCOME TAXES	(176,239)	(8,768,267)	(635,463)	(9,324,887)	(85,808,754)

PROVISION FOR INCOME TAXES	—	—	—	—	(19,749)

NET LOSS	$(176,239)	$(8,768,267)	$(635,463)	$(9,324,887)	$(85,828,503)

NET LOSS PER SHARE:
Basic and Diluted	$(0.00)	$(0.47)	$(0.02)	$(0.95)

WEIGHTED-AVERAGE SHARES:
Basic and Diluted	37,049,876	18,459,992	31,495,722	9,844,856

See notes to financial statements.

BIOFIELD CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)

			Period October 16,
	For the Nine Months Ended		1987 (Date of
	September 30,		Inception) Through
	2009	2008	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(635,463)	$(9,324,887)	$(85,828,416.00)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,042	1,042	2,763,638
Amortization of premiums on short-term investments	—	—	156,692
Amortization of deferred financing costs	—	—	2,129,643
Loss on disposal of property and equipment	—	—	194,102
Loss on license and settlement agreements	—	—	49,026
Loss on abandonment of patent applications	—	—	303,234
Loss on inventory write-down	—	—	693,500
Impairment of intangible assets	—	—	194,268
Vendor settlements	—	—	(77,257)
Noncash compensation	—	—	3,533,451
Gain from disposition of fixed assets	—	—	(159,473)
Interest paid in common stock	—	—	575,260
Commissions and discounts on sale of common stock	—	—	96,919
Loan repayment default payable in shares of common stock	—	—	350,000
Consultancy fees paid in options	—	—	242,762
Issuances of common stock for outstanding stock obligations	—	8,667,010	8,667,010
Changes in assets and liabilities:
Notes receivable	—	9,912	11,004
Inventories	—	—	(693,500)
Prepaids	—	—	(131,816)
Due to affiliate	—	—	329,687
Accounts payable and accrued liabilities	210,622	298,388	5,489,383

Net cash used in operating activities	(423,799)	(348,535)	(61,110,883)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	—	—	(2,610,691)
Costs incurred for patents and patent applications	—	—	(782,527)
Proceeds from sale of property and equipment	—	—	294,748
Purchases of short-term investments	—	—	(26,476,638)
Proceeds from sale and maturity of short-term investments	—	—	26,406,378

Net cash used in investing activities	—	—	(3,168,730)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	4,747	—	14,659
Repayments of capitalized lease obligations	—	—	(82,234)
Proceeds from issuance of preferred stock — net	—	—	22,341,892
Proceeds from common stock subscriptions	110,000	—	35,313,258
Proceeds from exercise of common stock	70,000	—	368,546
Proceeds from issuance of notes payable	—	96,265	1,676,058
Proceeds from borrowings on line of credit	—	76,740	76,740
Financing costs for notes payable	60,629	—	322,706
Advances from stockholder and related party	178,423	162,202	3,671,579
Repayments of advances from stockholder	—	—	(1,874,728)
Repurchases of common stock held in treasury	—	—	(3,100)
Proceeds from notes payable issued to stockholder and related party	—	—	2,546,533

Net cash provided by financing activities	423,799	335,207	64,371,909

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(13,328)	92,296

EFFECT OF EXCHANGE RATE CHANGES	—	—	(77,637)

BEGINNING OF PERIOD	—	13,328	—

END OF PERIOD	$—	$—	$14,659

See notes to financial statements.

BIOFIELD CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited) — (continued)

	As for the Nine Months		Period October 16,
	Ended		1987 (Date of
	September 30,		Inception) Through
	2009	2008	September 30, 2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$857,003

Cash paid for taxes	$—	$—	$—

SUPPLEMENTAL SCHEDULE FOR NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock shares issued for penalty for non-payment of notes payable on maturity	$—	$—	$17,949

Repayment of debt by shareholders	$—	$—	$1,200,000

Issuance of common stock for accrued liabilities	$1,230,002	$—	$1,330,002

See notes to financial statements.

BIOFIELD CORP.
A DEVELOPMENT STAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION
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
The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2009 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim periods are not necessarily indicative of the results of the full year. This financial information should be read in conjunction with the Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There have been no changes in significant accounting policies since December 31, 2008.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Reclassification
Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

NOTE 3 — ACCOUNTING STANDARDS UPDATES
In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.
In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.
In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), “Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities. For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.
In September 2009, the FASB published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) — Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures — Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The adoption of this standard is not expected to have an impact on the Company’s financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

In October 2009, the FASB published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have an impact on the Company’s financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.
In October 2009, the FASB published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have an impact on the Company’s financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.
Other ASUs not effective until after September 30, 2009, are not expected to have a significant effect on the Company’s financial position or results of operations.
NOTE 4 — EQUITY
During the nine months ended September 30, 2009, the Company issued a total of 12,593,333 shares of common stocks. In first quarter of 2009 the Company issued for cash 3,693,333 shares of common stock for $110,000. In the second and third quarters of 2009 the Company issued 8,900,000 shares of common stock in settlement of accrued liabilities. The value of the common shares issued was $1,230,002.
NOTE 5 — SUBSEQUENT EVENTS
ValiRx Plc
On December 11, 2008, Biofield Corp. (the “Corporation”) entered into a Sale of Shares Agreement (the “Stock Purchase Agreement”) with Valirix, plc, to acquire a minority interest in Valibio, SA and contemporaneously entered into an Exclusive Distribution Agreement (the “Distribution Agreement”) with Valibio, SA which granted Biofield exclusive distribution rights worldwide (excluding Belgium) for ValiRx plc’s Human Papilloma Virus (HPV) diagnostic test for cervical cancer, ValioRx’s Hypergenomics™ and Nucleosomics™ cancer diagnostics products, and any other cancer diagnostic products developed during the term of the Distribution Agreement.
On May 13, 2009, ValiRx Plc and the Corporation entered into a letter agreement amending the Stock Purchase Agreement (the “Amendment”) whereby Biofield agreed to make payments towards the 660,000 Euro purchase price (the “Purchase Price”) prior to certain dates which, to date, had not been made.
Thereafter, on September 22, 2009, ValiRx and the Corporation further amended the Stock Purchase Agreement pursuant to Amendment No. 2 (“Amendment No. 2”), which extended the payment date of the Purchase Price until December 31, 2009. As security for extending the payment date of the Purchase Price until December 31, 2009, Mr. James MacKay, a shareholder of the Corporation, transferred 1,500,000 shares of preferred stock, par value $0.001 per share (the “Preferred Shares”), of Biofield Corp. to ValiRx, provided Mr. MacKay retains voting control of the Preferred Shares per the Pledge Agreement and Voting Agreement executed concurrently with Amendment No. 2. The last of this series of documents comprising the transaction, the Pledge Agreement, was executed and delivered by Mr. MacKay on October 2, 2009 after the close of business, thereby completing the transaction.

In the event the Purchase Price is not satisfied prior to December 31, 2009, ValiRx may elect to either (i) convert the Preferred Shares into common stock and to apply the proceeds of any and all eventual sales in payment and satisfaction of the Purchase Price, or (ii) collect on the Purchase Price in full. If ValiRx chooses (i) above, any such sales of shares shall not exceed twenty percent (20%) of the total volume of the five (5) preceding trading days, on a weekly basis; further, if such converted shares do not cover the unpaid balance of the Purchase price, additional shares shall be delivered to ValiRx to satisfy the obligation in full. Any shares remaining after the purchase Price has been paid, shall be returned to Mr. MacKay.
In the event the Corporation raises capital in one or more private placements prior to December 31, 2009, Biofield shall satisfy the Purchase Price out of the use of proceeds of such raise by applying 10% of the proceeds below $500,000, plus 15% of the proceeds above $500,000 up to the Purchase Price.
In three separate transactions, the Company acquired additional distribution rights to products of another ValiRx plc subsidiary, ValiMedix Limited. Subject to performance minimums, the Company has acquired the exclusive distribution rights for Mexico, Canada and the PRC (China), to a product line of home self check test kits. The Products are: (i) Stomach Ulcer Test; (ii) Blood Glucose Test; (iii) Cholesterol Test; (iv) Urine Infection Test; (v) Bowel Health Test; (vi) Multi Drug Test; (vii) Menopause Test; and (viii) Prostate Health Test. All have CE certification. The agreements are for a five (5) year term with certain renewal rights.
Changes in Management
On November 15, 2009 the Board of Directors of the Company accepted the resignation of Dr. Dominic Lam. Since 2008, the increasing time demands of Dr. Lam’s other business and charitable ventures that predate his involvement with the Company have prevented him from devoting the time required to carry on as a Board member of the Company. His departure was mutually amicable.
Effective March 15, 2009, two of the Company’s former officers Shepard G. Bentley and Dr. Shiva Sharareh both agreed, in writing, to: i) the return and cancellation of all shares issued to them (Mr. Bentley 2.5 million shares; Dr. Sharareh 2 million shares) and; ii) forfeit any right to receive any and all accrued salary. The Company received the certificates and cancelled the related shares in the fourth quarter of 2009. The Company reduced the accrued salaries of the two officers by approximately $585,000.
Conversion of Debt
In late 2008, in an effort to help re-structure the Company’s balance sheet and bring value to the Noteholders, Michael and Alan Jacobs, the former principals of Capital Growth Financial, began providing consulting services to the Company. After extensive discussions regarding the Company’s status and plans, the Capital Growth Equity Fund I LLC, of which the Jacobs are the managing members, and which was the lead investor in the Note offering to the Noteholders, converted its Note into Common Stock of Biofield. Thereafter, the Jacobs, on the Company’s behalf, contacted the Noteholders and encouraged them to also convert.
During the fourth quarter of 2009, the Board of Directors of the Company reached an agreement with a number of Noteholders. Under the terms of the Exchange Agreement pursuant to which the Company offered the Noteholders the option of converting their outstanding Notes and all accrued interest into Common Stock at the rate of five shares for every $1.00 face amount of their respective Notes.
As a result, 17 Noteholders have signed the Exchange Agreement and the Company has authorized the issuance of the exchange shares to them, thereby reducing the existing debt. At a minimum, a reduction in debt of $2,750,000, based upon the share exchange by the current responders, will be reflected in the Company’s financial statements in the fourth quarter of 2009. Any additional conversions by remaining Noteholders will be added to this amount and reflected in the appropriate accounting period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this document.
Certain statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may,” “will”, “should”, “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “potential”, or “continue”, the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those described above and in the Company’s last Form 10-K for 2008 under “Risk Factors”. We have no obligation to release publicly the result of any revisions to any of our “forward-looking statements” to reflect events or circumstances that occur after the date of this Report or to reflect the occurrence of other unanticipated events.
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

In furtherance of its strategy to develop revenue while pursuing the CE mark for BDS, the Company obtained exclusive, worldwide distribution rights from NeuroMed Devices, Inc. for NeuroMed’s OraCalm device, for oral herpes, and Vira Calm device, for genital herpes. In early 2009, the Company obtained exclusive, worldwide distribution rights (excluding Belgium) from Valibio, SA for ValiRx plc’s Human Papilloma Virus (HPV) diagnostic test for cervical cancer, ValioRx’s Hypergenomics™ and Nucleosomics™ cancer diagnostics products, and any other cancer diagnostic products developed during the term of the Distribution Agreement The Company expects to begin marketing the OraCalm device, for oral herpes, via direct web based/internet marketing, retail, wholesale and through physicians and hospitals by the end of 2009.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations since inception almost entirely by the issuance of our securities, interest income on the then unutilized proceeds from these issuances and with loans made directly, or guaranteed and collateralized, by Dr. David Long and certain of his affiliates (until the MKG Acquisition) and by MKG (after the MKG Acquisition).
At September 30, 2009, we had a working capital deficiency of $9,226,046.
Our assets totaled $4,169 at September 30, 2009. There were no cash and cash equivalents at September 30, 2009.
Operating Activities
During the nine months ended September 30, 2009, we had a net loss of $635,463, compared to $9,324,887 for the nine months ended September 30, 2008, a decrease of $8,689,424 or 93.2%. During the nine months ended September 30, 2009, our net cash used in operating activities was $423,799, compared to $348,535 for the nine months ended September 30, 2008, an increase of $75,264 or 21.6%. The increase was primarily due to a decrease in net loss of $8,689,424 for the nine months ended September 30, 2009, compared the same period in 2008, offset by a decrease in noncash compensation of $8,667,010 for the nine months ended September 30, 2009.
During the nine months ended September 30, 2009 and 2008, we had depreciation and amortization in connection with operating activities of $1,042.
Investing Activities
There were no investing activities ended September 30, 2009 and September 30, 2008.
Financing Activities
As of September 30, 2009, The Company had a cash overdraft of $14,659. There were no cash overdrafts for the same period in 2008. We had proceeds from issuance of common stock subscription of $110,000 for the nine months ended September 30, 2009, there were no cash proceeds from issuance of common stock subscription for the same period in 2008. We had proceeds from issuance of common stock of $70,000 for the nine months ended September 30, 2009, there were no cash proceeds from issuance of common stock for the same period in 2008. During the nine months ended September 30, 2009, we had no proceeds from issuance of notes payable compared to $96,265 for the nine months ended September 30, 2008. During the nine months ended September 30, 2009, we had no proceeds from borrowings on line of credit compared to $76,740 for the nine months ended September 30, 2008. Proceeds from advances from stockholders and related party was $178,423 for the nine months ended September 30, 2009 compared to $162,202 for the same period in 2008.
While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. We are currently working on commitments for financing. There is no guarantee that we will be successful in raising the funds required.

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
RESULTS OF OPERATIONS
Comparison of the three month period ended September 30, 2009 with the three month period ended September 30, 2008.
There were no sales in the three months ended September 30, 2009 and 2008.
The total operating expenses for the three months ended September 30, 2009 and 2008 were $26,348 and $8,637,305 respectively, representing a decrease of $8,610,957 or 99.7%. This decrease is due primarily to expenses related to new management in 2008.
We did not incur any research and development expenses or impairment to intangible assets in the fiscal quarters ending September 30, 2009 and 2008.
Interest expense for the three months ended September 30, 2009 and 2008 were $149,891 and $130,962, representing an increase of $18,929 or 14.5%. The increase is a direct result of increased debt in the second quarter of 2009.
As a result of the foregoing, we incurred a net loss of $176,239 for the three months ended September 30, 2009, compared to $8,768,267 for the three months ended September 30, 2008, a decrease of $8,592,028, or 98.0%.
Comparison of the nine month period ended September 30, 2009 with the nine month period ended September 30, 2008.
There were no sales in the nine months ended September 30, 2009. We incurred $8,172 in costs related to sales that did not materialize in the nine months ended September 30, 2008.
The total operating expenses for the nine months ended September 30, 2009 and September 30, 2008 were $185,789 and $8,898,838 respectively, representing a decrease of $8,713,049 or 98.0%. This decrease is due primarily to consultant’s expenses in 2008. Total operating expenses for these nine months were related to selling, general and administrative expenses.
Interest expense for the nine months ended September 30, 2009 and September 30, 2008 were $449,674 and $417,965, representing an increase of $31,797 or 7.6%. The increase is a direct result of increased debt in the nine months ended September 30, 2009.
As a result of the foregoing, we incurred a net loss of $635,463 for the nine months ended September 30, 2009, compared to $9,324,887 for the nine months ended September 30, 2008, a decrease of $8,689,424, or 93.2%.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As required by Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Accounting Officer, also conducted an evaluation of Biofield’s internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the preparation of the Company’s financial statements as of and for the year ended December 31, 2008, the Company concluded that the then current system of disclosure controls and procedures needed improvement, partly due to the transition to new management, facilities, and auditors. As a result of this conclusion, the Company initiated changes in internal control. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.
Lack of Adequate Accounting Staff
Due to limitations in financial and management resources, the Company does not have adequate accounting staff. As a result, the Company took steps to address its understaffed finance and accounting team to correct this material weakness. The Company engaged an independent contractor with extensive CFO-level management and SEC reporting experience in public companies. The Company feels this addition to the Company’s finance and accounting team will improve the quality of future period financial reporting.

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
In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2008. There were no material changes from the risk factors during the three and nine months ended September 30, 2009.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of our securities holders during the fiscal quarter ended September 30, 2009.

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
However, prior to August 18, 2009 no such signed resignations had been received by the Company despite requests for same. Accordingly, on August 18, 2009, the Board of Directors of the Company took action removing Mr. Shepard Bentley, Mr.  Steve Waszak and Dr.  Shiva Sharareh from their respective positions with the Company effective May 16, 2009, and appointed David Bruce Hong as the Company’s Chief Executive Officer and Chief Financial Officer, effective May 16, 2009, and ratified all actions taken by the prior offices of which the Board of Directors was aware of. Mr. Bentley and Dr. Sharareh have subsequently submitted their signed resignations to the Company. To date no signed resignation has been received by the Company from Mr. Waszak despite requests for same.

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

BIOFIELD CORP.
Date: November 19, 2009	By:	/s/ David Bruce Hong
David Bruce Hong
Chief Executive Officer

/s/ David Bruce Hong
David Bruce Hong Chief Accounting Officer