Form 10-K/A
period 2008-12-31
BIOFIELD CORP \DE\
filed 2009-12-22
CIK 1007018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Amendment No. 1
to
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common Stock, $.001 par value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(a) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the average closing price of the registrant’s common stock on December 31, 2008 was approximately $867,773, based on a closing price ($0.035), as reported by the Pink Sheet Electronic OTC Markets.
The number of outstanding shares of the registrant’s common stock on March 23, 2009 was 28,486,833 shares of Common Stock and 12,300,000 shares of Series A Preferred Stock.

EXPLANATORY NOTE
Biofield Corp. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, which was originally filed with the Securities and Exchange Commission (“SEC”) on April 13, 2009 (the “original Form 10-K”), to revise its cover page in order to complete the required items.
This Form 10-K/A includes new certifications as exhibits 31.1, 31.2, 32.1 and 32.2 by our principal executive officer and principal financial officer as required by Rules 12b-15 and 13a-14 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Except for the amended disclosures and reclassification described above, the information in this Form 10-K/A has not been updated to reflect events that occurred after April 13, 2009, the filing date of our original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-K, including any amendments to those filings.

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As required by Rule 13a-15(d), the Company’s Chairman and Chief Accounting Officer, also conducted an evaluation of Biofield’s internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the preparation of the Company’s financial statements as of and for the year ended December 31, 2008, the Company concluded that the then current system of disclosure controls and procedures needed improvement, partly due to the transition to new management, facilities, and auditors. As a result of this conclusion, the Company initiated changes in internal control. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements
The following consolidated financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data.:
Reports of Independent Registered Public Accounting Firms
Balance Sheets

Statements of Operations

Statement of Stockholders’ Equity

Notes to Financial Statements
(b) Exhibits.

2.		Plan of purchase, sale, reorganization, arrangement, liquidation or succession. — None

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

9.		Voting trust agreement and amendment. — None

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

10.30	Sale of Shares Agreement for the sale and purchase of shares in VALIBIO dated December 2008. (12)

10.31	Exclusive Distribution Agreement between The Company and ValiBio dated December 2008. (12)

13.	Annual report to security holders for the last fiscal year, Form 10-Q or 10-QSB or quarterly report to security holders. — Not applicable.

14.	Code of ethics

14.1	Code of Ethics adopted on February 16, 2004. (10)

16.	Letter on change in certifying accountant

16.1	Letter from Deloitte & Touche, LLP, Certified Public Accountants to the Commission, dated November 24, 2003. (9)

18.	Letter on change in accounting principles — Not applicable.

20.	Other documents or statements to security holders or any other document incorporated by reference. — None

21.	Subsidiaries of the small business issuer: Biofield International, Inc. - Incorporated in Delaware

22.	Published report regarding matters submitted to vote of security holders — Not applicable.

23.	Consent of experts and counsel — None

24.	Power of attorney — Not applicable.

27.	Financial Data Schedule — Not applicable.

31.	Sarbanes Oxley Section 302 Certifications

*31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302

*31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302

32.	Section 1350 Certifications

*32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

99.	Additional Exhibits — None

(*)	Filed herewith.

1	Filed with the Securities and Exchange Commission as an exhibit to Biofield’s Registration Statement on Form 10-SB (Registration No. 0-27848) which became effective on October 18, 2000.

2	Incorporated by reference to Biofield’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

3	Incorporated by reference to Biofield’s Registration Statement on Form S-1 (Registration No. 333-00796) declared effective on March 19, 1996.

4	Incorporated by reference to Biofield’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

5	Incorporated by reference to Biofield’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

6	Incorporated by reference to Biofield’s Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2002.

7	Incorporated by reference to Biofield’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

8	Incorporated by reference to Biofield’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

9	Incorporated by reference to Biofield’s Current Report on Form 8-K filed on April 6, 2006.

b	Reports on Form 8-K — None

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFIELD CORP.
By:	/s/ David Bruce Hong
David Bruce Hong
Chief Executive Officer

By:	/s/ David Bruce Hong
David Bruce Hong
Chief Financial Officer
Dated: December __, 2009

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

Jewett, Schwartz, Wolfe & Associates
/s/ Jewett, Schwartz, Wolfe & Associates
Hollywood, Florida
April 10, 2009

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$13,328
Prepaids	—	9,000
Notes receivable	—	11,004

Total current assets	—	33,332

PROPERTY AND EQUIPMENT — Net	5,211	6,601

TOTAL ASSETS	$5,211	$39,933

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Bank overdraft	$9,912	$—
Accounts payable	1,402,514	1,402,513
Accrued interest	991,849	720,334
Accrued expenses	2,058,823	430,489
Due to affiliate	329,686	329,686
Advances from stockholder	2,378,973	2,162,703
Notes payable	2,410,951	2,223,893
Line of credit	418,920	342,180

Total current liabilities	10,001,628	7,611,798

Commitments and contigencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value, 12,300,000 shares authorized, 12,300,000 shares issued and outstanding at December 31, 2008 and, 2007, respectively	12,300	12,300
Common stock, $.01 par value, 50,000,000 shares authorized, 24,793,500 shares issued at December 31, 2008 and 4,514,294 shares issued and 999,455 shares issuable at December 31, 2007, respectively	247,935	55,138
Treasury stock - 2,306,131 shares	(3,100)	(3,100)
Stock subscriptions	3,849	3,849
Additional paid-in capital	74,935,552	66,461,340
Accumulated deficit during development stage	(85,192,953)	(74,101,392)

Total stockholders’ deficit	(9,996,417)	(7,571,865)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,211	$39,933

See notes to consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Period October 16,
			1987 (Date of
			Inception)
	Year Ended		Through
	December 31,		December 31,
	2008	2007	2008

REVENUE	$—	$109,390	$244,522
COST OF SALES
Cost of goods sold	—	19,664	95,111
Loss on write down of inventory	—	—	693,500

GROSS PROFIT	—	89,726	(544,089)

OPERATING EXPENSES:
Research and development	—	—	40,481,889
Selling, general, and administrative	10,530,286	821,375	42,641,985
Impairment of intangible assets	—	—	194,268
Gain on disposition of fixed assets	—	—	(8,084)

Total operating expenses	10,530,286	821,375	83,310,058

OTHER INCOME (EXPENSE):
Interest income	—	—	2,476,722
Interest expense	(561,275)	(545,224)	(3,605,123)
Amortization of shares issued to lenders and other finance costs	—	—	(405,523)
Royalty income and other	—	—	214,867

Net other expense	(561,275)	(545,224)	(1,319,057)

LOSS BEFORE INCOME TAXES	(11,091,561)	(1,276,873)	(85,173,204)

PROVISION FOR INCOME TAXES	—	—	(19,749)

NET LOSS	$(11,091,561)	$(1,276,872)	$(85,192,953)

NET LOSS PER SHARE:
Basic and Diluted	$(0.46)	$(0.02)

WEIGHTED-AVERAGE SHARES
Basic and Diluted	23,897,943	53,704,609

See notes to consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

												Deffered
												Accumulated	Foreign
	Series A		Series B		Series C						Additional	Deficit	Currency		Total
	Preffered		Preffered		Preffered		Common		Treasury	Stock	Paid In	Development	Translation		Comprehensive
	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Subscriptions	Capital	Stage	Adjustment	Total	Loss

Sale of Common Stock, October 16, 1987
(date of inception) (.16 per share, net)	—	$—	—	$—	—	$—	54,902	$55	$—	$—	$91,898	$—	$—	$91,953
Issuance of Common Stock in connection with
patent acquisition (.001 per share)	—	—	—	—	—	—	23,529	24	—	—	276	—	—	300
Net loss, October 16, 1987 to March 31, 1988	—	—	—	—	—	—	—	—	—	—	—	(159,359)	—	(159,359)
Total comprehensive income (loss)															$(159,359)

BALANCE AT MARCH 31, 1988	—	$—	—	$—	—	$—	78,431	$79	$—	$—	$92,174	$(159,359)	$—	$(67,106)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(495,520)	—	(495,520)
Total comprehensive income (loss)															$(495,520)

BALANCE AT MARCH 31, 1989	—	$—	—	$—	—	$—	78,431	$79	$—	$—	$92,174	$(654,879)	$—	$(562,626)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(233,347)	—	(233,347)
Total comprehensive income (loss)															$(233,347)

BALANCE AT MARCH 31, 1990	—	$—	—	$—	—	$—	78,431	$79	$—	$—	$92,174	$(888,226)	$—	$(795,973)
Acquisition of 235,294 shares of Common Stock
(.001 per share)	—	—	—	—	—	—	—	—	(300)	—	—	—	—	(300)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(285,179)	—	(285,179)
Total comprehensive income (loss)															$(285,179)

BALANCE AT MARCH 31, 1991	—	$—	—	$—	—	$—	78,431	$79	$(300)	$—	$92,174	$(1,173,405)	$—	$(1,081,452)
Retirement of Common Stock held in treasury	—	—	—	—	—	—	(23,529)	(24)	300	—	(276)	—	—	—
Issuance of Common Stock in exchange for notes
and debt with accrued interest (2.90 per share, net)	—	—	—	—	—	—	43,137	43	—	—	1,248,638	—	—	1,248,681
Sale of Common Stock (.82 per share, net)	—	—	—	—	—	—	2,451	2	—	—	19,998	—	—	20,000
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	136,880	—	—	136,880
Net loss	—	—	—	—	—	—	—	—	—	—	—	(461,061)	—	(461,061)
Total comprehensive income (loss)															$(461,061)

BALANCE AT MARCH 31, 1992	—	$—	—	$—	—	$—	100,490	$100	$—	$—	$1,497,414	$(1,634,466)	$—	$(136,952)
Sale of Common Stock (7.67 per share, net)	—	—	—	—	—	—	55,748	55	—	—	4,275,223	—	—	4,275,278
Exercise of Common Stock options	—	—	—	—	—	—	245	1	—	—	624	—	—	625
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	477,453	—	—	477,453
Change in par value of common stock
from .0001 to .001	—	—	—	—	—	—	—	1,408	—	—	(1,408)	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,099,637)	—	(3,099,637)
Total comprehensive income (loss)															$(3,099,637)

BALANCE AT MARCH 31, 1993	—	$—	—	$—	—	$—	156,483	$1,564	$—	$—	$6,249,306	$(4,734,103)	$—	$1,516,767
(brought forward)
Exercise of Common Stock options	—	—	—	—	—	—	74	1	—	—	187	—	—	188
Sale of Series A Preferred Stock
(3.97 per share, net)	2,119,896	2,120	—	—	—	—	—	—	—	—	8,411,370	—	—	8,413,490
Issuance of Series A Preferred Stock in
exchange for notes (4.50 per share)	222,222	222	—	—	—	—	—	—	—	—	999,778	—	—	1,000,000
Issuance of Common Stock warrants	—	—	—	—	—	—	—	—	—	—	2,119	—	—	2,119
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	1,580,320	—	—	1,580,320
Net loss	—	—	—	—	—	—	—	—	—	—	—	(6,899,515)	—	(6,899,515)
Total comprehensive income (loss)															$(6,899,515)

BALANCE AT MARCH 31, 1994	2,342,118	$2,342	—	$—	—	$—	156,556	$1,565	$—	$—	$17,243,080	$(11,633,618)	$—	$5,613,369
Sale of Series B Preferred Stock
(4.04 per share, net)	—	—	481,644	482	—	—	—	—	—	—	1,947,149	—	—	1,947,631
Issuance of Common Stock warrants	—	—	—	—	—	—	—	—	—	—	6	—	—	6
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	14,859	—	—	14,859
Net loss	—	—	—	—	—	—	—	—	—	—	—	(4,959,312)	—	(4,959,312)
Total comprehensive income (loss)															$(4,959,312)

BALANCE AT DECEMBER 31, 1994	2,342,118	$2,342	481,644	$482	—	$—	156,556	$1,565	$—	$—	$19,205,094	$(16,592,930)	$—	$2,616,553

												Deffered
												Accumulated	Foreign
	Series A		Series B		Series C						Additional	Deficit	Currency		Total
	Preffered		Preffered		Preffered		Common		Treasury	Stock	Paid In	Development	Translation		Comprehensive
	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Subscriptions	Capital	Stage	Adjustment	Total	Loss

Sale of Series C Preferred Stock
(4.11 per share, net)	—	—	—	—	2,914,771	2,915	—	—	—	—	11,977,856	—	—	11,980,771
Issuance of Common Stock warrants	—	—	—	—	—	—	—	—	—	—	161	—	—	161
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	195,874	—	—	195,874
Net loss	—	—	—	—	—	—	—	—	—	—	—	(8,739,858)	—	(8,739,858)
Total comprehensive income (loss)															$(8,739,858)

BALANCE AT DECEMBER 31, 1995	2,342,118	$2,342	481,644	$482	2,914,771	$2,915	156,556	$1,565	$—	$—	$31,378,985	$(25,332,788)	$—	$6,053,501
Sale of Common Stock	—	—	—	—	—	—	181,900	1,819	—	—	18,026,419	—	—	18,028,238
Conversion of Series A, B, and C
Preferred Stock to Common Stock	(2,342,118)	(2,342)	(481,644)	(482)	(2,914,771)	(2,915)	304,647	3,047	—	—	2,692	—	—	—
Exercise of Common Stock warrants	—	—	—	—	—	—	206	2	—	—	20,145	—	—	20,147
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	26,093	—	—	26,093
Net loss	—	—	—	—	—	—	—	—	—	—	—	(10,036,090)	—	(10,036,090)
Total comprehensive income (loss)															$(10,036,090)

BALANCE AT DECEMBER 31, 1996		$—	—	$—	—	$—	643,310	$6,433	$—	$—	$49,454,334	$(35,368,878)	$—	$14,091,889
Sale of Common Stock (2.92 per share, net)	—	—	—	—	—	—	286,767	2,868	—	—	8,377,583	—	—	8,380,451
Warrants exchanged for Common Stock	—	—	—	—	—	—	64,364	644	—	—	(644)	—	—	—
Exercise of Common Stock options	—	—	—	—	—	—	5,067	50	—	—	168,541	—	—	168,591
Exercise of Common Stock warrants	—	—	—	—	—	—	953	10	—	—	93,299	—	—	93,309
Issuance of Common Stock for consulting	—	—	—	—	—	—	2,500	25	—	—	99,975	—	—	100,000
services (4.00 per share, net)											62,579	—	—	62,579
Amortization of deferred compensation
Net loss	—	—	—	—	—	—	—	—	—	—	—	(10,151,041)	—	(10,151,041)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	1,333	1,333
Total comprehensive income (loss)															$(10,149,708)

BALANCE AT DECEMBER 31, 1997	—	$—	—	$—		$—	1,002,961	$10,030	$—	$—	$58,255,667	$(45,519,919)	$1,333	$12,747,111
Repurchase of Common Stock
for treasury (2,246,131 shares)	—	—	—	—	—	—	—	—	(100)	—	—	—	—	(100)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(10,654,597)	—	(10,654,597)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	55,891	55,891
Total comprehensive income (loss)															$(10,598,706)

BALANCE AT DECEMBER 31, 1998	—	$—	—	$—		$—	1,002,961	$10,030	$(100)	$—	$58,255,667	$(56,174,516)	$57,224	$2,148,305
Sale of Common Stock (.05 per share, net)	—	—	—	—	—	—	1,400,000	14,000	—	—	686,000	—	—	700,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,253,696)	—	(1,253,696)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(43,020)	(43,020)
Total comprehensive income (loss)															$(1,296,716)

BALANCE AT DECEMBER 31, 1999	—	$—	—	$—		$—	2,402,961	$24,030	$(100)	$—	$58,941,667	$(57,428,212)	$14,204	$1,551,589
Issuance of right to purchase Common Stock
in lieu of compensation (0.45 per share)	—	—	—	—	—	—	—	—	—	—	198,000	—	—	198,000
Sale of common stock (0.05 per share)	—	—	—	—	—	—	50,000	500	—	—	24,500	—		25,000
Sale of common stock (0.50 per share)	—	—	—	—	—	—	300,000	3,000	—	—	1,497,000	—	—	1,500,000
Memorandum entry to record as expense for
honorary services rendered by a shareholder	—	—	—	—	—	—	—	—	—	—	100,000	—	—	100,000
Repurchase of Common Stock
for treasury (60,000 shares)	—	—	—	—	—	—	—	—	(3,000)	—	—	—	—	(3,000)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,522,233)	—	(1,522,233)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(14,204)	(14,204)
Total comprehensive income (loss)															$(1,522,233)

BALANCE AT DECEMBER 31, 2000	—	$—	—	$—		$—	2,752,961	$27,530	$(3,100)	$—	$60,761,167	$(58,950,445)		$1,835,152
Memorandum entry to record as expense for
honorary services rendered by a shareholder	—	—	—	—	—	—	—	—	—	—	100,000	—		100,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,238,687)	—	(2,238,687)
Total comprehensive income (loss)															$(2,238,687)

BALANCE AT DECEMBER 31, 2001	—	$—	—	$—	—	$—	2,752,961	$27,530	$(3,100)	$—	$60,861,167	$(61,189,132)	$—	$(303,535)
Exercise of Common Stock options	—	—	—	—	—	—	6,275	63	—	—	15,623	—		15,686
Memorandum entry to record as expense for
honorary services rendered by a shareholder	—	—	—	—	—	—	—	—	—	—	100,000	—	—	100,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,888,789)	—	(2,888,789)
Total comprehensive income (loss)															$(2,888,789)

BALANCE AT DECEMBER 31, 2002	—	$—	—	$—	—	$—	2,759,235	$27,593	$(3,100)	$—	$60,976,790	$(64,077,921)	$—	$(3,076,638)

												Deffered
												Accumulated	Foreign
	Series A		Series B		Series C						Additional	Deficit	Currency		Total
	Preffered		Preffered		Preffered		Common		Treasury	Stock	Paid In	Development	Translation		Comprehensive
	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Subscriptions	Capital	Stage	Adjustment	Total	Loss

Issuance of Common Stock for consulting
services (0.30 per share, net)	—	—	—	—	—	—	5,000	50	—		14,950	—	—	15,000
Issuance of Common Stock for consulting
services (0.32 per share, net)	—	—	—	—	—	—	46,875	468	—	—	149,532	—	—	150,000
Issuance of Common Stock for consulting
services (0.11 per share, net)	—	—	—	—	—	—	27,500	275	—	—	29,975	—	—	30,250
Issuance of Common Stock as incentive for
funding by issue of notes (0.25 per share net)	—	—	—	—	—	—	318,750	3,188	—	—	793,687	—	—	796,875
Common Stock (410,358 shares) to be issued
for interest accrued on stockholder’s advances	—	—	—	—	—	—	—	—	—	410	101,976	—	—	102,386
Memorandum entry to record as expense for
honorary services rendered by a shareholder	—	—	—	—	—	—	—	—	—	—	100,000	—	—	100,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,164,698)	—	(2,164,698)
Total comprehensive income (loss)															$(2,164,698)

BALANCE AT DECEMBER 31, 2003	—	$—	—	$—	—	$—	3,157,360	$31,574	$(3,100)	$410	$62,166,910	$(66,242,619)	$—	$(4,046,825)
Issuance of Common Stock as incentive for
funding by issue of notes (0.25 per share net)	—	—	—	—	—	—	181,250	1,813	—	—	451,312	—	—	453,125
Issuance of Common Stock as incentive for
funding by issue of notes (0.31 per share net)	—	—	—	—	—	—	189,500	1,895	—	—	585,555	—	—	587,450
Sale of Common Stock (0.10 per share)	—	—	—	—	—	—	122,400	1,224	—	—	160,601	—	—	161,825
Common Stock (286,421 shares) to be issued
for interest accrued on stockholder’s advances	—	—	—	—	—	—	—	—	—	287	64,456	—	—	64,743
Common Stock (2,500,000 shares) to be issued
for payment penalty on notes payable	—	—	—	—	—	—	—	—	—	2,500	347,500	—	—	350,000
Memorandum entry to record as expense for
honorary services rendered by a shareholder	—	—	—	—	—	—	—	—	—	—	100,000	—	—	100,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,846,517)	—	(3,846,517)
Total comprehensive income (loss)															$(3,846,517)

BALANCE AT DECEMBER 31, 2004	—	$—	—	$—	—	$—	3,650,510	$36,506	$(3,100)	$3,197	$63,876,334	$(70,089,136)	$—	$(6,176,199)
Sale of Common Stock (for not less than $0.10 per share)	—	—	—	—	—	—	324,033	3,240	—	—	382,178	—	—	385,418
Common Stock (2,310,300 shares) to be issued
for interest accrued on stockholder’s advances		—	—	—	—	—	—	—	—	2,310	83,430	—	—	85,740
Issue of shares of Common Stock for payment
penalty on notes payable	—	—	—	—	—	—	89,750	897	—	—	17,052	—	—	17,949
Issue of shares of Common Stock for payment
penalty on notes payable	—	—	—	—	—	—	250,000	2,500	—	(2,500)	—	—	—	—
Memorandum entry to record as expense for
honorary services rendered by a shareholder	—	—	—	—	—	—	—	—	—	—	100,000	—	—	100,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,926,292)	—	(1,926,292)
Total comprehensive income (loss)															$(1,926,292)

BALANCE AT DECEMBER 31, 2005	—	$—	—	$—	—	$—	4,314,294	$43,143	$(3,100)	$3,007	$64,458,994	$(72,015,428)	$—	$(7,513,384)
Common Stock (841,438 shares) to be issued
for interest accrued on stockholder’s advances	—	—	—	—	—	—	—	—	—	842	24,401	—	—	25,243
Options issued for consulting services	—	—	—	—	—	—	—	—	—	—	47,512	—	—	47,512
Memorandum entry to record as expense for
honorary services rendered by a shareholder	—	—	—	—	—	—	—	—	—	—	25,000	—	—	25,000
Debt converted to stock	12,300,000	12,300	—	—	—	—	999,455	9,995	—	—	1,707,433	—	—	1,729,728
Net loss	—	—	—	—	—	—	—	—	—	—	—	(809,091)	—	(809,091)
Total comprehensive income (loss)															$(809,091)

BALANCE AT DECEMBER 31, 2006	12,300,000	12,300	—	—	—	—	5,313,749	53,138	(3,100)	3,849	66,263,340	(72,824,519)	—	(6,494,992)
Issuance of Common Stock for cash							100,000	1,000			99,000			100,000
Issuance of Common Stock issued for conversion of debt	—	—	—	—	—	—	100,000	1,000	—	—	99,000	—	—	100,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,276,873)	—	(1,276,873)
Total comprehensive income (loss)															$(1,276,873)

BALANCE AT DECEMBER 31, 2007	12,300,000	$12,300	—	$—	—	$—	5,513,749	$55,138	$(3,100)	$3,849	$66,461,340	$(74,101,392)	$—	$(7,571,865)

10 for 1 Reverse split of Common Stock							—
10 for 1 Reverse split of Common Stock — Rounding differences							51
Issuance of Common Stock for consulting services	—	—	—	—	—	—	19,179,700	191,797	—	—	8,375,212			8,567,009
Issuance of Common Stock for subscriptions	—	—	—	—	—	—	100,000	1,000	—	—	99,000			100,000
Net loss	—	—	—	—	—	—			—	—		(11,091,561)		(11,091,561)
Total comprehensive income (loss)															$(11,091,561)

BALANCE AT DECEMBER 31, 2008	12,300,000	$12,300	—	$—	—	$—	24,793,500	$247,935	$(3,100)	$3,849	$74,935,552	$(85,192,953)	$—	$(9,996,417)

See notes to consolidated financial statements.

BIOFIELD CORP. ( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period October 16,
			1987 (Date of
			Inception)
	Year Ended		Through
	December 31,		December 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,091,561)	$(1,276,873)	$(85,192,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,390	816	2,762,596
Amortization of premiums on short-term investments	—	—	156,692
Amortization of deferred financing costs	—	—	2,129,643
Loss on disposal of property and equipment	—	—	194,102
Loss on license and settlement agreements	—	—	49,026
Loss on abandonment of patent applications	—	—	303,234
Loss on inventory write-down	—	—	693,500
Impairment of intangible assets	—	—	194,268
Vendor settlements	—	—	(77,257)
Noncash compensation	—	—	3,533,451
Gain from disposition of fixed assets	—	—	(159,473)
Interest paid in common stock	—	—	575,260
Commisions and discounts on sale of common stock	—	—	96,919
Loan repayment default payable in shares of common stock	—	—	350,000
Consultancy fees paid in options	—	—	242,762
Issuances of common stock for outstanding stock obligations	8,667,010	—	8,667,010
Changes in assets and liabilities:
Notes receivable	11,004	(11,004)	11,004
Inventories	—	—	(693,500)
Prepaids	9,000	(766)	(131,816)
Due to affiliate	—	(8,234)	337,921
Accounts payable and accrued liabilities	1,899,849	326,574	5,278,761

Net cash used in operating activities	(503,308)	(969,487)	(60,678,850)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	—	(6,948)	(2,610,691)
Costs incurred for patents and patent applications	—	—	(782,527)
Proceeds from sale of property and equipment	—	—	294,748
Purchases of short-term investments	—	—	(26,476,638)
Proceeds from sale and maturity of short-term investments	—	—	26,406,378

Net cash used in investing activities	—	(6,948)	(3,168,730)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	9,912	—	9,912
Repayments of capitalized lease obligations	—	—	(82,234)
Proceeds from issuance of preferred stock — net	—	—	22,341,892
Proceeds from issuance of common stock and common stock warrants — net	—	—	35,203,258
Proceeds from exercise of common stock	—	100,000	298,546
Proceeds from issuance of notes payable	187,058	66,808	1,676,058
Proceeds from borrowings on line of credit	76,740	342,180	76,740
Notes financing costs	—	281,805	262,077
Advances from stockholder and related party	216,270	196,609	3,493,156
Repayments of advances from stockholder	—	—	(1,874,728)
Repurchases of common stock held in treasury	—	—	(3,100)
Proceeds from notes payable issued to stockholder and related party	—	—	2,546,533

Net cash provided by financing activities	489,980	987,402	63,948,110

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,328)	10,967	100,530
EFFECT OF EXCHANGE RATE CHANGES	—	—	(111,497)
BEGINNING OF PERIOD	13,328	2,361	—

END OF PERIOD	$—	$13,328	$(10,967)

Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$—	$—

Cash paid for taxes	$—	$—	$—

See notes to consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

			Period October 16,
			1987 (Date of
			Inception)
			Through
	December 31,		December 31,
	2008	2007	2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$857,003

Cash paid for taxes	$—	$—	$—

SUPPLEMENTAL SCHEDULE FOR NONCASH INVESTING AND FINANCING ACTIVITIES:
During the fiscal year ended December 31, 2005, 897,500 shares of Common Stock due as penalty for non-payment of notes payable on maturity issued:	$—	$—	$17,949

During the fiscal year ended December 31, 2005, a principal shareholder and his associates repaid the Company’s line of credit and the debt is reflected in the financial statements as advances from stockholder:	$—	$—	$1,200,000

During the fiscal year ended December 31, 2007, 1,000,000 shares of Common Stock issued to former employee, in liue of accrued liabilities	$—	$—	$100,000

See notes to consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity’s Own Stock
In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is indexed to an Entity’s Own Stock.” EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.
Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60
In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS No. 163 also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities to increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)
In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.
The Hierarchy of Generally Accepted Accounting Principles
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.
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
Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51
In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable, at this time, to determine the effect that its adoption of SFAS No. 160 will have, if any, on its consolidated results of operations and financial condition.
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of SFAS No. 115,” which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election of this fair-value option did not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of fiscal year 2008. There was no material impact on the Company’s consolidated results of operations and financial condition due to the adoption of SFAS No. 157.
Accounting Changes and Error Corrections
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in the first quarter of fiscal year 2007 and did not have a material impact on its consolidated results of operations and financial condition.
NOTE 3 — MATERIAL DEVELOPMENTS
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

NOTE 4 — INVENTORIES
Inventories at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Components and supplies	$—	$37,749
Finished goods	—	437,669

	—	475,418
Less: Reserve for potential losses	—	(475,418)

	$—	$—

During 2007 eleven devices, which had been fully reserved, were sold.
NOTE 5 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Furniture and Office equipment	$61,686	$61,686
Plant and production equipment	144,308	141,308

	205,994	205,994
Less: Accumulated depreciation	200,783	199,393

	$5,211	$6,601

Depreciation expenses in 2008, 2007 and for the period from inception through December 31, 2008, were $1,390, $816 and $2,762,596, respectively.
NOTE 6 — PATENT AND PATENT APPLICATION COSTS
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
NOTE 7 — ACCRUED EXPENSES
Accrued expenses at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Professional fees	$848,704	$132,573
Due to officers	985,833	—
Due to ex-employees	117,245	117,245
Other	107,041	180,672

	$2,058,823	$430,489

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
NOTE 8 — DUE TO AFFILIATE
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
NOTE 9 — ADVANCES FROM STOCKHOLDER
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
NOTE 10 — NOTES PAYABLE
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
NOTE 11 — LINE OF CREDIT
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
NOTE 12 — STOCKHOLDERS’ EQUITY
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

NOTE 13 — INCOME TAXES
The benefit for income taxes from continued operations for the years ended December 31, 2008 and 2007, consist of the following:

	December 31,
	2008	2007

Current:
Federal and State	$—	$—
Deferred:
Federal and State	4,286,709	497,980

	4,286,709	497,980
Increase in valuation allowance	(4,286,709)	(497,980)

Benefit for income taxes, net	$—	$—

The above benefits for 2008 and 2007 were calculated using a federal and State tax estimated rate as noted below:

	December 31
	2008	2007
Statutory federal and State income tax rate	39.00%	34.00%
Valuation allowance	(39.00%)	(34.00%)

Effective tax rate	0.00%	0.00%

The net deferred tax assets and liabilities are comprised of the following:

	2008	2007

Deferred tax assets:
Current	$—	$—
Net operating loss carry forward	30,717,241	25,919,923
Research and development credits	—	510,609

Total deferred tax assets	30,717,241	26,430,532

Less valuation allowance	(30,717,241)	(26,430,532)

Net deferred income tax asset	$—	$—

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
NOTE 14 — COMMITMENTS
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

In light of the Company’s arrangements with a certified medical device manufacturing facility to help co-manage the Company’s U.S. operations, the Company is working to terminate the King of Prussia office lease with the landlord, which sent a default notice on March 10, 2008, and which after applying the security deposit is effectively owed a balance for the Company’s occupancy during April 2008.
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
NOTE 15 — ROYALTY AGREEMENT
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
NOTE 16 — THE COMPANY COMPLETES ITS 1 FOR 10 REVERSE STOCK SPLIT OF ITS COMMON STOCK
On April 2, 2008, the Company filed a preliminary information statement (Schedule PRE 14C) with the SEC, reporting that on March 28, 2008 its board of directors (the “Board”) unanimously adopted a resolution seeking shareholder approval to amend the Company’s Articles of Incorporation to effect an 1 for 10 reverse split of Biofield’s Common Stock (the “Reverse Split”). On March 31, 2008, a stockholder of the Company holding over a majority of the total voting rights for all issued and outstanding shares of common and preferred stock of the Company executed a written consent authorizing the Board to amend the Company’s Articles of Incorporation to effect the Reverse Split at any time prior to March 31, 2009. The Board believed that the proposed Reverse Split would benefit the Company by increasing the per share market price of its common stock, a factor in whether the Common Stock meets investing guidelines for certain institutional investors and investment funds, although there was no assurance that the market price would increase. The SEC had 10 days from the April 2, 2008 filing date to comment on the Information Statement. The Company did not receive any comments on the Information Statement from the SEC within the 10-day period; filed a definitive information statement (Schedule DEF 14C) with the SEC on April 22, 2008; and mailed on April 23, 2008 the definitive information statement to all shareholders of record as of April 1, 2008 (as identified in the certified shareholder list received from the Company’s transfer agent). The Company filed on May 23, 2008 with the Secretary of State for the State of Delaware a Certificate of Amendment to the Certificate of Incorporation in connection with the Reverse Split. NASDAQ OMX, Corporate Data Operations subsequently approved the Reverse Split, advised the Company that the Reverse Split would take effect on June 20, 2008. The Company’s new symbol assigned on that date is BZEC. The Company’s new CUSIP number is 090591 603.

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
NOTE 17 — SUBSEQUENT EVENTS
On March 4, 2009, the Company issued and sold 3,693,333 shares of common stock, par value $.001, as follows:

Number	Purchaser	Consideration	Price Per Share
880,000	Capital Growth Equity Fund I, LLC	$110,000 in cash	$0.125
2,480,000	Capital Growth Equity Fund I, LLC	conversion of $372,000 of debt	$0.15
333,333	Capital Growth Financial, LLC	conversion of $50,000 of debt	$0.15
Capital Growth Equity Fund I, LLC and Capital Growth Financial, LLC are “accredited investors” as that term is defined in Rule 501 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), and the issuance of the securities was accomplished without registration under the Securities Act in reliance on the exemptions from the registration requirements of the Securities Act afforded by Section 4(2), including Rule 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act.
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