Form 10-K/A
period 2008-12-31
BIOFIELD CORP \DE\
filed 2010-02-01
CIK 1007018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Amendment No. 2
to
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 000-27848
BIOFIELD CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-3703450

(State of Incorporation)	(IRS Employer Identification No.)

175 Strafford Avenue, Suite 1, Wayne, PA	19087

(Address of principal executive offices)	(Zip Code)
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

EXPLANATORY NOTE
Biofield Corp. (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, which was originally filed with the Securities and Exchange Commission (“SEC”) on April 13, 2009 (the “original Form 10-K”), to include new certifications as exhibits 31.1, 31.2, 32.1 and 32.2 by our principal executive officer and principal financial officer as required by Rules 12b-15 and 13a-14 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
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

LIQUIDITY AND CAPITAL RESOURCES
During 2008, we had a net loss of approximately $11.1 million, compared to approximately $1.3 million for 2007, an increase of approximately $9.8 million. The increase was primarily due to the Company’s issuance of $8,567,009 of common stock, in lieu of cash compensation to consultants, in efforts to update the design of BDS device and sensors for distribution and manufacture in China, the Philippines and other parts of Asia. During the year ended December 31 2008, our net cash used in operating activities was approximately $0.5 million, compared to approximately $1.0 million for the year ended December 31, 2007, a decrease of approximately $0.5 million. The decrease was primarily due to cost of common stock issued for services, an increase in accounts payable and accrued expenses offset primarily by the net loss.
FIN 12
On July 31, 2008, 19,266,840 common shares were issued to consultants for consulting services in lieu of cash compensation for a value of $8,407,009 based on the market price that day of $0.44 per common share. On August 22, 2008, 160,000 common shares were issued to a consultant for consulting services in lieu of cash compensation for a value of $160,000 based on a consulting agreement. Total compensation in 2008 of the 19,426,840 common shares issued in lieu of cash compensation was $8,567,009.
On August 22, 2008, 100,000 common shares were issued per an outstanding stock subscription agreement for a value of $100,000 based upon the subscription agreement price of $1.00 per common share.

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

32

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

33

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
20. Other documents or statements to security holders or any other document incorporated by reference. — None
21. Subsidiaries of the small business issuer: Biofield International, Inc. — Incorporated in Delaware
22. Published report regarding matters submitted to vote of security holders — Not applicable.
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
Dated: February 1, 2010

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

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

												Deffered
												Accumulated	Foreign
	Series A		Series B		Series C						Additional	Deficit	Currency		Total
	Preffered		Preffered		Preffered		Common		Treasury	Stock	Paid In	Development	Translation		Comprehensive
	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Subscriptions	Capital	Stage	Adjustment	Total	Loss
Sale of Common Stock, October 16, 1987 (date of inception) (.16 per share, net)	—	$—	—	$—	—	$—	54,902	$55	$—	$—	$91,898	$—	$—	$91,953
Issuance of Common Stock in connection with patent acquisition (.001 per share)	—	—	—	—	—	—	23,529	24	—	—	276	—	—	300
Net loss, October 16, 1987 to March 31, 1988	—	—	—	—	—	—	—	—	—	—	—	(159,359)	—	(159,359)
Total comprehensive income (loss)															$(159,359)

BALANCE AT MARCH 31, 1988	—	$—	—	$—	—	$—	78,431	$79	$—	$—	$92,174	$(159,359)	$—	$(67,106)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(495,520)	—	(495,520)
Total comprehensive income (loss)															$(495,520)

BALANCE AT MARCH 31, 1989	—	$—	—	$—	—	$—	78,431	$79	$—	$—	$92,174	$(654,879)	$—	$(562,626)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(233,347)	—	(233,347)
Total comprehensive income (loss)															$(233,347)

BALANCE AT MARCH 31, 1990	—	$—	—	$—	—	$—	78,431	$79	$—	$—	$92,174	$(888,226)	$—	$(795,973)
Acquisition of 235,294 shares of Common Stock (.001 per share)	—	—	—	—	—	—	—	—	(300)	—	—	—	—	(300)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(285,179)	—	(285,179)
Total comprehensive income (loss)															$(285,179)

BALANCE AT MARCH 31, 1991	—	$—	—	$—	—	$—	78,431	$79	$(300)	$—	$92,174	$(1,173,405)	$—	$(1,081,452)
Retirement of Common Stock held in treasury	—	—	—	—	—	—	(23,529)	(24)	300	—	(276)	—	—	—
Issuance of Common Stock in exchange for notes and debt with accrued interest (2.90 per share, net)	—	—	—	—	—	—	43,137	43	—	—	1,248,638	—	—	1,248,681
Sale of Common Stock (.82 per share, net)	—	—	—	—	—	—	2,451	2	—	—	19,998	—	—	20,000
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	136,880	—	—	136,880
Net loss	—	—	—	—	—	—	—	—	—	—	—	(461,061)	—	(461,061)
Total comprehensive income (loss)															$(461,061)

BALANCE AT MARCH 31, 1992	—	$—	—	$—	—	$—	100,490	$100	$—	$—	$1,497,414	$(1,634,466)	$—	$(136,952)
Sale of Common Stock (7.67 per share, net)	—	—	—	—	—	—	55,748	55	—	—	4,275,223	—	—	4,275,278
Exercise of Common Stock options	—	—	—	—	—	—	245	1	—	—	624	—	—	625
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	477,453	—	—	477,453
Change in par value of common stock from .0001 to .001	—	—	—	—	—	—	—	1,408	—	—	(1,408)	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,099,637)	—	(3,099,637)
Total comprehensive income (loss)															$(3,099,637)

BALANCE AT MARCH 31, 1993 (brought forward)	—	$—	—	$—	—	$—	156,483	$1,564	$—	$—	$6,249,306	$(4,734,103)	$—	$1,516,767
Exercise of Common Stock options	—	—	—	—	—	—	74	1	—	—	187	—	—	188
Sale of Series A Preferred Stock (3.97 per share, net)	2,119,896	2,120	—	—	—	—	—	—	—	—	8,411,370	—	—	8,413,490
Issuance of Series A Preferred Stock in exchange for notes (4.50 per share)	222,222	222	—	—	—	—	—	—	—	—	999,778	—	—	1,000,000
Issuance of Common Stock warrants	—	—	—	—	—	—	—	—	—	—	2,119	—	—	2,119
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	1,580,320	—	—	1,580,320
Net loss	—	—	—	—	—	—	—	—	—	—	—	(6,899,515)	—	(6,899,515)
Total comprehensive income (loss)															$(6,899,515)

BALANCE AT MARCH 31, 1994	2,342,118	$2,342	—	$—	—	$—	156,556	$1,565	$—	$—	$17,243,080	$(11,633,618)	$—	$5,613,369
Sale of Series B Preferred Stock (4.04 per share, net)	—	—	481,644	482	—	—	—	—	—	—	1,947,149	—	—	1,947,631
Issuance of Common Stock warrants	—	—	—	—	—	—	—	—	—	—	6	—	—	6
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	14,859	—	—	14,859
Net loss	—	—	—	—	—	—	—	—	—	—	—	(4,959,312)	—	(4,959,312)
Total comprehensive income (loss)															$(4,959,312)

BALANCE AT DECEMBER 31, 1994	2,342,118	$2,342	481,644	$482	—	$—	156,556	$1,565	$—	$—	$19,205,094	$(16,592,930)	$—	$2,616,553

												Deffered
												Accumulated	Foreign
	Series A		Series B		Series C						Additional	Deficit	Currency		Total
	Preffered		Preffered		Preffered		Common		Treasury	Stock	Paid In	Development	Translation		Comprehensive
	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Subscriptions	Capital	Stage	Adjustment	Total	Loss
Sale of Series C Preferred Stock (4.11 per share, net)	—	—	—	—	2,914,771	2,915	—	—	—	—	11,977,856	—	—	11,980,771
Issuance of Common Stock warrants	—	—	—	—	—	—	—	—	—	—	161	—	—	161
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	195,874	—	—	195,874
Net loss	—	—	—	—	—	—	—	—	—	—	—	(8,739,858)	—	(8,739,858)
Total comprehensive income (loss)															$(8,739,858)

BALANCE AT DECEMBER 31, 1995	2,342,118	$2,342	481,644	$482	2,914,771	$2,915	156,556	$1,565	$—	$—	$31,378,985	$(25,332,788)	$—	$6,053,501
Sale of Common Stock	—	—	—	—	—	—	181,900	1,819	—	—	18,026,419	—	—	18,028,238
Conversion of Series A, B, and C
Preferred Stock to Common Stock	(2,342,118)	(2,342)	(481,644)	(482)	(2,914,771)	(2,915)	304,647	3,047	—	—	2,692	—	—	—
Exercise of Common Stock warrants	—	—	—	—	—	—	206	2	—	—	20,145	—	—	20,147
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	26,093	—	—	26,093
Net loss	—	—	—	—	—	—	—	—	—	—	—	(10,036,090)	—	(10,036,090)
Total comprehensive income (loss)															$(10,036,090)

BALANCE AT DECEMBER 31, 1996		$—	—	$—	—	$—	643,310	$6,433	$—	$—	$49,454,334	$(35,368,878)	$—	$14,091,889
Sale of Common Stock (2.92 per share, net)	—	—	—	—	—	—	286,767	2,868	—	—	8,377,583	—	—	8,380,451
Warrants exchanged for Common Stock	—	—	—	—	—	—	64,364	644	—	—	(644)	—	—	—
Exercise of Common Stock options	—	—	—	—	—	—	5,067	50	—	—	168,541	—	—	168,591
Exercise of Common Stock warrants	—	—	—	—	—	—	953	10	—	—	93,299	—	—	93,309
Issuance of Common Stock for consulting services (4.00 per share, net)	—	—	—	—	—	—	2,500	25	—	—	99,975	—	—	100,000
Amortization of deferred compensation											62,579	—	—	62,579
Net loss	—	—	—	—	—	—	—	—	—	—	—	(10,151,041)	—	(10,151,041)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	1,333	1,333
Total comprehensive income (loss)															$(10,149,708)

BALANCE AT DECEMBER 31, 1997	—	$—	—	$—		$—	1,002,961	$10,030	$—	$—	$58,255,667	$(45,519,919)	$1,333	$12,747,111
Repurchase of Common Stock for treasury (2,246,131 shares)	—	—	—	—	—	—	—	—	(100)	—	—	—	—	(100)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(10,654,597)	—	(10,654,597)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	55,891	55,891
Total comprehensive income (loss)															$(10,598,706)

BALANCE AT DECEMBER 31, 1998	—	$—	—	$—		$—	1,002,961	$10,030	$(100)	$—	$58,255,667	$(56,174,516)	$57,224	$2,148,305
Sale of Common Stock (.05 per share, net)	—	—	—	—	—	—	1,400,000	14,000	—	—	686,000	—	—	700,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,253,696)	—	(1,253,696)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(43,020)	(43,020)
Total comprehensive income (loss)															$(1,296,716)

BALANCE AT DECEMBER 31, 1999	—	$—	—	$—		$—	2,402,961	$24,030	$(100)	$—	$58,941,667	$(57,428,212)	$14,204	$1,551,589
Issuance of right to purchase Common Stock in lieu of compensation (0.45 per share)	—	—	—	—	—	—	—	—	—	—	198,000	—	—	198,000
Sale of common stock (0.05 per share)	—	—	—	—	—	—	50,000	500	—	—	24,500	—		25,000
Sale of common stock (0.50 per share)	—	—	—	—	—	—	300,000	3,000	—	—	1,497,000	—	—	1,500,000
Memorandum entry to record as expense for honorary services rendered by a shareholder	—	—	—	—	—	—	—	—	—	—	100,000	—	—	100,000
Repurchase of Common Stock for treasury (60,000 shares)	—	—	—	—	—	—	—	—	(3,000)	—	—	—	—	(3,000)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,522,233)	—	(1,522,233)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(14,204)	(14,204)
Total comprehensive income (loss)															$(1,522,233)

BALANCE AT DECEMBER 31, 2000	—	$—	—	$—		$—	2,752,961	$27,530	$(3,100)	$—	$60,761,167	$(58,950,445)		$1,835,152
Memorandum entry to record as expense for honorary services rendered by a shareholder	—	—	—	—	—	—	—	—	—	—	100,000	—		100,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,238,687)	—	(2,238,687)
Total comprehensive income (loss)															$(2,238,687)

BALANCE AT DECEMBER 31, 2001	—	$—	—	$—	—	$—	2,752,961	$27,530	$(3,100)	$—	$60,861,167	$(61,189,132)	$—	$(303,535)
Exercise of Common Stock options	—	—	—	—	—	—	6,275	63	—	—	15,623	—		15,686
Memorandum entry to record as expense for honorary services rendered by a shareholder	—	—	—	—	—	—	—	—	—	—	100,000	—	—	100,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,888,789)	—	(2,888,789)
Total comprehensive income (loss)															$(2,888,789)

BALANCE AT DECEMBER 31, 2002	—	$—	—	$—	—	$—	2,759,235	$27,593	$(3,100)	$—	$60,976,790	$(64,077,921)	$—	$(3,076,638)

												Deffered
												Accumulated	Foreign
	Series A		Series B		Series C						Additional	Deficit	Currency		Total
	Preffered		Preffered		Preffered		Common		Treasury	Stock	Paid In	Development	Translation		Comprehensive
	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Subscriptions	Capital	Stage	Adjustment	Total	Loss
Issuance of Common Stock for consulting services (0.30 per share, net)	—	—	—	—	—	—	5,000	50	—		14,950	—	—	15,000
Issuance of Common Stock for consulting services (0.32 per share, net)	—	—	—	—	—	—	46,875	468	—	—	149,532	—	—	150,000
Issuance of Common Stock for consulting services (0.11 per share, net)	—	—	—	—	—	—	27,500	275	—	—	29,975	—	—	30,250
Issuance of Common Stock as incentive for funding by issue of notes (0.25 per share net)	—	—	—	—	—	—	318,750	3,188	—	—	793,687	—	—	796,875
Common Stock (410,358 shares) to be issued for interest accrued on stockholder’s advances	—	—	—	—	—	—	—	—	—	410	101,976	—	—	102,386
Memorandum entry to record as expense for honorary services rendered by a shareholder	—	—	—	—	—	—	—	—	—	—	100,000	—	—	100,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,164,698)	—	(2,164,698)
Total comprehensive income (loss)															$(2,164,698)

BALANCE AT DECEMBER 31, 2003	—	$—	—	$—	—	$—	3,157,360	$31,574	$(3,100)	$410	$62,166,910	$(66,242,619)	$—	$(4,046,825)
Issuance of Common Stock as incentive for funding by issue of notes (0.25 per share net)	—	—	—	—	—	—	181,250	1,813	—	—	451,312	—	—	453,125
Issuance of Common Stock as incentive for funding by issue of notes (0.31 per share net)	—	—	—	—	—	—	189,500	1,895	—	—	585,555	—	—	587,450
Sale of Common Stock (0.10 per share)	—	—	—	—	—	—	122,400	1,224	—	—	160,601	—	—	161,825
Common Stock (286,421 shares) to be issued for interest accrued on stockholder’s advances	—	—	—	—	—	—	—	—	—	287	64,456	—	—	64,743
Common Stock (2,500,000 shares) to be issued for payment penalty on notes payable	—	—	—	—	—	—	—	—	—	2,500	347,500	—	—	350,000
Memorandum entry to record as expense for honorary services rendered by a shareholder	—	—	—	—	—	—	—	—	—	—	100,000	—	—	100,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,846,517)	—	(3,846,517)
Total comprehensive income (loss)															$(3,846,517)

BALANCE AT DECEMBER 31, 2004	—	$—	—	$—	—	$—	3,650,510	$36,506	$(3,100)	$3,197	$63,876,334	$(70,089,136)	$—	$(6,176,199)
Sale of Common Stock ( for not less than $0.10 per share)	—	—	—	—	—	—	324,033	3,240	—	—	382,178	—	—	385,418
Common Stock (2,310,300 shares) to be issued for interest accrued on stockholder’s advances		—	—	—	—	—	—	—	—	2,310	83,430	—	—	85,740
Issue of shares of Common Stock for payment penalty on notes payable	—	—	—	—	—	—	89,750	897	—	—	17,052	—	—	17,949
Issue of shares of Common Stock for payment penalty on notes payable	—	—	—	—	—	—	250,000	2,500	—	(2,500)	—	—	—	—
Memorandum entry to record as expense for honorary services rendered by a shareholder	—	—	—	—	—	—	—	—	—	—	100,000	—	—	100,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,926,292)	—	(1,926,292)
Total comprehensive income (loss)															$(1,926,292)

BALANCE AT DECEMBER 31, 2005	—	$—	—	$—	—	$—	4,314,294	$43,143	$(3,100)	$3,007	$64,458,994	$(72,015,428)	$—	$(7,513,384)
Common Stock (841,438 shares) to be issued for interest accrued on stockholder’s advances	—	—	—	—	—	—	—	—	—	842	24,401	—	—	25,243
Options issued for consulting services	—	—	—	—	—	—	—	—	—	—	47,512	—	—	47,512
Memorandum entry to record as expense for honorary services rendered by a shareholder	—	—	—	—	—	—	—	—	—	—	25,000	—	—	25,000
Debt converted to stock	12,300,000	12,300	—	—	—	—	999,455	9,995	—	—	1,707,433	—	—	1,729,728
Net loss	—	—	—	—	—	—	—	—	—	—	—	(809,091)	—	(809,091)
Total comprehensive income (loss)															$(809,091)

BALANCE AT DECEMBER 31, 2006	12,300,000	12,300	—	—	—	—	5,313,749	53,138	(3,100)	3,849	66,263,340	(72,824,519)	—	(6,494,992)
Issuance of Common Stock for cash							100,000	1,000			99,000			100,000
Issuance of Common Stock issued for conversion of debt	—	—	—	—	—	—	100,000	1,000	—	—	99,000	—	—	100,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,276,873)	—	(1,276,873)
Total comprehensive income (loss)															$(1,276,873)

BALANCE AT DECEMBER 31, 2007	12,300,000	$12,300	—	$—	—	$—	5,513,749	$55,138	$(3,100)	$3,849	$66,461,340	$(74,101,392)	$—	$(7,571,865)

10 for 1 Reverse split of Common Stock							—
10 for 1 Reverse split of Common Stock — Rounding differences							51
Issuance of Common Stock for consulting services	—	—	—	—	—	—	19,179,700	191,797	—	—	8,375,212			8,567,009
Issuance of Common Stock for subscriptions	—	—	—	—	—	—	100,000	1,000	—	—	99,000			100,000
Net loss	—	—	—	—	—	—			—	—		(11,091,561)		(11,091,561)
Total comprehensive income (loss)															$(11,091,561)

BALANCE AT DECEMBER 31, 2008	12,300,000	$12,300	—	$—	—	$—	24,793,500	$247,935	$(3,100)	$3,849	$74,935,552	$(85,192,953)	$—	$(9,996,417)

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
Patents and Other Intangible Assets
The costs of patents are amortized on a straight-line basis over their estimated economic life, but not exceeding 17 years. For the years ended December 31, 2008 and 2007, we have no intangible assets.
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
Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60
In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60.” This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS No. 163 also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities to increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted.

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
Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51
In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable, at this time, to determine the effect that its adoption of SFAS No. 160 will have, if any, on its consolidated results of operations and financial condition.
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

NOTE 13 — INCOME TAXES
The benefit for income taxes from continued operations for the years ended December 31, 2008 and 2007, consist of the following:

	December 31,
	2008	2007

Current:
Federal and State	$—	$—
Deferred:
Federal and State	4,286,709	497,980

	4,286,709	497,980
Increase in valuation allowance	(4,286,709)	(497,980)

Benefit for income taxes, net	$—	$—

The above benefits for 2008 and 2007 were calculated using a federal and State tax estimated rate as noted below:

	December 31,
	2008	2007
Statutory federal and State income tax rate	39.00%	34.00%
Valuation allowance	(39.00)%	(34.00)%

Effective tax rate	0.00%	0.00%

The net deferred tax assets and liabilities are comprised of the following:

	2008	2007

Deferred tax assets:
Current	$—	$—

Net operating loss carry forward	30,717,241	25,919,923
Research and development credits	—	510,609

Total deferred tax assets	30,717,241	26,430,532

Less valuation allowance	(30,717,241)	(26,430,532)

Net deferred income tax asset	$—	$—

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