Form 10-Q/A
period 2009-09-30
BIOFIELD CORP \DE\
filed 2010-02-01
CIK 1007018

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

EXPLANATORY NOTE
Biofield Corp. (the “Company”) is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2009, which was originally filed with the Securities and Exchange Commission (“SEC”) on November 20, 2009 (the “original Form 10-Q”), to include new certifications as exhibits 31.1, 31.2, 32.1 and 32.2 by our principal executive officer and principal financial officer as required by Rules 12b-15 and 13a-14 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Except for the amended disclosures and reclassification described above, the information in this Form 10-Q/A has not been updated to reflect events that occurred after November 20, 2009, the filing date of our original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BIOFIELD CORP.
Date: February 1, 2010	By:	/s/ David Bruce Hong
David Bruce Hong
Chief Executive Officer

	By:	/s/ David Bruce Hong
David Bruce Hong
Chief Financial Officer