Form 10-K
period 2009-12-31
BIOFIELD CORP \DE\
filed 2010-04-15
CIK 1007018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the average closing price of the registrant’s common stock on December 31, 2009 was approximately $1,622,348, based on a closing price ($0.04), as reported by the Pink Sheet Electronic OTC Markets.

The number of outstanding shares of the registrant’s common stock on March 31, 2010 was 40,558,699 shares of Common Stock and 12,300,000 shares of Series A Preferred Stock.

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

In connection with MKG’s acquisition of control of the Company, all of the Company’s prior royalty, distribution, employment, research and development, and consulting agreements were terminated and directors John Stephens and Dr. Raymond Long ~~,~~ resigned from the Board of Directors and   James MacKay and Michael Yom were elected to the Board.   MacKay became chairman and Yom president.  Dr. David Long remained a board member until his death in April 2006.

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

Government Regulation

Unless indicated otherwise below, there were no material events or developments in 2009 related to government regulation, manufacturing, marketing and sales, patents and proprietary information, licenses and other agreements, research & development, competition, employees, and risk factors from the sections relating to those subjects in the Company prior SEC’s filings including its Amended Form 10-K for fiscal year ending December 31, 2008 filed February 01, 2010.

The Company has refocused its energies to distributing the BDS in foreign markets.   The Company plans to reinitiate efforts to obtain U.S. FDA approval of the BDS when sufficient resources are available. The Company believes that the government and industry relationships, the possible significant clinical data and research and development, and revenues it secures abroad will advance efforts to secure U.S. FDA approval.

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

Employees

David Bruce Hong serves as our sole employee and is our Chief Executive Officer and Chief Financial Officer.

ITEM 1A.  RISK FACTORS

We Expect to Continue to Incur Significant Operating Losses Which Endangers our Viability as a Going-Concern

The Company has never established adequate sources of operating revenue and had incurred net operating losses since our inception.  At December 31, 2009, we had an accumulated deficit of approximately $86.1 million.  These losses have resulted principally from costs incurred in research and development and clinical trials and from general and administrative costs associated with our operations. We expect operating losses to continue, mainly due to the anticipated expenses associated with the pre-market approval process and proposed commercialization of our device, research and development and marketing activities and administration costs.  Our continuing losses have caused our independent accountants to qualify their audit report regarding our use of "going concern" basis of accounting in preparation of our 2009 consolidated financial statements.  Although the Company, under MKG, is now focused on distributing the BDS and complementary products overseas relying on MKG’s foreign government, industry, and distribution relationships, there can be no reasonable assurances, however, that such efforts will be to establish predictable and scalable sources of revenue.

Our Cash Flow Problems Have Caused Us to be Delinquent in Payments to Vendors and Other Creditors

Since 1998, our lack of financial resources has caused us to delay payment of our obligations as they became due in the ordinary course of our business.  Such delays have damaged some of our vendor and professional relationships, and have caused us to incur additional expenses in the payment of late charges and penalties.  As of December 31, 2009, we had a working capital deficiency of approximately $9.4 million and accounts payable, primarily to service providers and vendors, aggregating approximately $1.4 million, substantially all of which are past due. These amounts have increased since December 31, 2008.

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

Our Common Stock is Subject to the "Penny Stock" Rules of the SEC and the Trading Market in Our Securiti es is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

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

ITEM 2.  PROPERTY.

As of July, 2009, the Company moved its corporate headquarters to 175 Strafford Avenue, Suite one, Wayne, PA 19087.

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any other pending legal proceeding which is not routine litigation incidental to our business or which involves a claim for damages exceeding 10% of our current assets, nor are we aware of any current proceeding concerning us that a governmental authority may be contemplating.

1)  KOPBC, LP v. BIOFIELD CORPORATION, COURT OF COMMON PLEAS FOR MONTGOMERY COUNTY, NO. 2008-11647

This matter involved a Judgment in favor of KOPBC for certain rent.  The Judgment has been completely satisfied and an Order to Mark the Judgment Satisfied was filed of Record on March 4, 2010.

2)  KOPBC, LP v. BIOFIELD CORPORATION, COURT OF COMMON PLEAS FOR PHILADELPHIA COUNTY, NO. June Term, 2009, No. 00825

This matter involves a Confession of Judgment in favor of KOPBC for certain rent.  The Judgment was filed on June 5, 2009.  Based upon case law, the Judgment was improper and KOPBC, LP has no viable claim against Biofield.  The Lease was terminated in such a manner as to entitle KOPBC to back rent, but no further rent.  The back rent was satisfied as per 1), above.  The Confessed Judgment in Philadelphia is not viable because the Lease had terminated, thereby rendering the confession clause a nullity and KOPBC no longer had any basis upon which to confess judgment.

3)  BIOFIELD CORP. v. WILLIAM ROGER DUNAVANT, UNITED STATES DISTRICT COURT FOR THE EASTERN DISTRICT OF PENNSYLVANIA, NO. 08-6044

This matter was a Declaratory Judgment action regarding certain aspects of a Consulting Contract given to Mr. Dunavant and an alleged breach of his fiduciary duties to Biofield.  Mr. Dunavant counterclaimed for certain monies which he alleged were due to him.  The parties mutually agreed to resolve claims and the case was dismissed upon consent of the parties by Order of Court of November 30, 2009, entered on December 1, 2009.

4)  BIOFIELD CORP. v. RICHARD BLUMBERG and MARK FAUPEL and GUIDED THERAPEUTICS, INC., UNITED STATES DISTRICT COURT FOR THE EASTERN DISTRICT OF PENNSYLVANIA, NO. 2009-6206

This matter was instituted to address, inter alia, alleged tortious interference with contract, breach of contract, conspiracy, breach of fiduciary duty, and misrepresentation.

Biofield has allowed this action to be dismissed as it has entered into good faith negotiations to resolve the issues.  Biofield may reinstitute suit if the negotiations are not favorably resolved.

5)  Warshaw Burstein Cohen Schlesinger & Kuh, LLP v. Biofield Corp., Court of Common for Philadelphia County, June Term, 2009, No. 02997

This matter involves a foreign judgment entered against Biofield, without valid service of process upon Biofield.  The company is aware of the action and is in the process of engaging defense counsel.  It is Biofield's position that absent service, the judgment is improper.  Moreover, Biofield asserts that if has good defenses to the claim.

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

YEAR ENDING DECEMBER 31, 2009	High	Low
First Quarter	0.25	0.04
Second Quarter	0.30	0.10
Third Quarter	0.29	0.11
Fourth Quarter	0.12	0.04

YEAR ENDING DECEMBER 31, 2008	High	Low
First Quarter	0.15	0.11
Second Quarter	1.60	1.10
Third Quarter	1.20	0.30
Fourth Quarter	0.50	0.04

On March 15, 2010, the closing sale price for our common stock was $0.02 per share, as reported by the Pink Sheets Electronic Market, Inc.

HOLDERS

As of January 27, 2010, there were 124 holders of record of our common stock, including Cede & Co., who held 40,558,699 shares for an undisclosed number of beneficial holders.

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

The closing documents were executed at the June 16 signing ceremony covered by media in mainland China and Hong Kong for the new Chinese national healthcare JV arranged by James MacKay and MKG — Worldwide Lifecare Limited (the Carelife JV) — which will provide Biofield’s Breast Cancer technology and other comprehensive medical technology and services in China.

The Carelife JV will open a network across China of medical clinic centers, call centers and data centers for research and development. The first medical clinic center will open in February 200 9 at Carelife’s China Headquarters in Shanghai. Carelife is currently in discussions regarding a possible partnership with China’s National Labor Union which would be funded with an investment by Chinese Government and others of approximately US $363 million to open more than 500 medical clinic centers across China at different Labor Union centers covering 60% of China’s urban population.   This national network would be part of China’s national healthcare program to instill best healthcare management practices and to address critical problems related to its aging population.   China’s top insurance companies (China Life Insurance and Ping An Insurance) and top bank, China Industrial Commercial Bank, have agreed to refer subscribers, employees, and clients to join the Carelife network ..

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

The MKG Master License

As reported in and attached to its Form 8-K filed July 31, 2007, the Company signed a master license agreement (the “Agreement”) with MKG.   Pursuant to the Agreement, the Company granted to MKG an exclusive (even to the Company), sub licensable, royalty-bearing, worldwide license to make, have made, use, import, offer for sale, and sell devices, sensors and other products or services incorporating the Company’s patented and unpatented breast cancer detection technology, including, but not limited to, the BDS, the Biofield Breast Cancer Proliferation Detection System, the Breast Cancer Diagnostic Device, and the Biofield Breast Examination or BBESM  (collectively, the “Technology”).  The Company also granted MKG, on a worldwide basis, the Exclusive Distribution, Manufacturing, Development, Clinical, and R&D Rights (as those terms are defined in the Agreement) with regard to the Technology. Under the Agreement, MKG assumes from the Company the sole responsibility and expense to market, manufacture, further develop (clinically and technically), and otherwise commercialize the Technology. MKG further assumes from the Company the sole responsibility and expense to secure additional regulatory approvals and to conduct additional clinical trials, as well as research and development.  MKG will also make commercially reasonable efforts to, among other things, further develop the Technology for screening, as opposed to purely diagnostic, purposes and for cancers other than breast cancer .

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

At December 31, 2009, we had a working capital deficiency of approximately $9.5 million, a slight decrease of $0.5 million from December 31, 2008. Our cash and cash equivalents were $0 at December 31, 2009 and 2008.

At December 31, 2009 and 2008, we had no value on the balance sheet for the inventory, as a full reserve has been recorded.

During 2009, we had a net loss of approximately $935,000, compared to approximately $11.1million for 2008, a decrease of approximately $10.2 million. The decrease was primarily due to the Company’s issuance of $8,667,009 of common stock, in lieu of cash compensation, to Directors and Officers, in efforts to update the design of BDS device and sensors for distribution and manufacture in China, the Philippines and other parts of Asia in the year ended December 31, 2008. During the year ended December 31 2009, our net cash used in operating activities was approximately $0.5 million, same for the year ended December 31, 2008.

During the year ended December 31, 2009, accounts payable and accrued expenses decreased to approximately $3.7 million, from approximately $4.5 million at December 31, 2008, a decrease of approximately $0.8 million or 18%.  The decreases were primarily due reduction of general and administrative expenses for the year ended December 31, 2009.

During the year ended December 31, 2009, we had depreciation and amortization in connection with operating activities of $1,389, same for the year ended December 31, 2008.

Cash Flows Activities

During 2009, our operating activities utilized $503,484, which included a net loss of $935,301, offset by a decrease in accounts payable and accrued expenses. Our financing activities provided $498,737.  We had proceeds note financing cost of $80,839; proceed from common stock subscription of $110,000 and proceeds form exercise of common stock of $70,000.

During 2008, our operating activities utilized $503,308, which included a net loss of $11,091,561, offset by the non-cash issuance of $8,667,010 in common stock, in lieu of cash compensation, to Directors and Officers, in efforts to update the design of BDS device and sensors for distribution and manufacture in China, the Philippines and other parts of Asia. There were no investing activities during the fiscal year ended December 31, 2008. Our financing activities provided $489,980.  We had proceeds from issuance of notes payable of $187,058, borrowings on line of credit of $76,740, as well as advances of stockholder and related parties of $216,270.

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

The independent auditors report on our December 31, 2009 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

 RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2009 with the Year Ended December 31, 2008

In fiscal year ended December 31, 2009 and 2008 we had no revenue.

In fiscal year ended December 31, 2009 and 2008 we had no cost of sales.

In fiscal year ended December 31, 2009 and 2008 we had no gross profit.

We did not incur any research and development expenses in 2009 or 2008.

Selling, general and administrative expenses decreased by $10,194,550 or 96.8%, to $335,736 in 2009, from $10,530,286 in 2008.  The decrease was largely attributable to $8,667,010 worth of common stock issued, in lieu of cash compensation, to Directors and Officers, in efforts to update the design of BDS device and sensors for distribution and manufacture in China, the Philippines and other parts of Asia, consulting expenses of new management and facilities; consultants and professional expenses, as well as expenses related to travel.

We had net interest expense of $599,564 in 2009, compared to $561,275 in 2008, an increase of $38,289, or 6.8%. This increase was the result of accrued interest on higher loan balances in fiscal year ended December 31, 2009, when compared to loan balances for the same period in 2008.

As a result of the foregoing, we incurred a net loss of $935,301in 2009compared to a net loss of $11,091,561 in 2008, a decrease of $10,156,260, or 91.6%.

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

The independent auditors report on our December 31, 2009 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

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

 OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 8.  FINANCIAL STATEMENTS.

Our consolidated financial statements and the report of Jewett, Schwartz, and Wolfe & Associates are attached to this Annual Report on Form 10-K beginning on page F-1 and are incorporated herein by reference.

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

ITEM 9B.  OTHER INFORMATION.

 None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, CORPORATE GOVERNANCE .

As of March 31, 2009, our directors and executive officers are:

Name	Age	Positions and Offices
James MacKay	49	Director, Chairman of the Board
David Bruce Hong	60	Chief Executive Officer, Chief Financial Officer

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

James MacKay .  Mr. MacKay is a global entrepreneur and venture capitalist respected by governments, financiers, businesses and other organizations throughout the world.  Mr. MacKay has been involved in a number of significant international projects with other associates. His contacts extend to leading government and industry representatives from France, the United Kingdom, China, Japan, Korea, Thailand, Singapore, India and the Philippines, among other countries. During his career, he has helped fund and operate and/or been otherwise involved in significant ventures worldwide, including, but not limited, to ventures associated with individuals in the musical and entertainment industry; leading hotels and resorts in Europe, the Caribbean, and/or Asia; individuals in the aviation industry; leading technology related to global tracking, homeland/global security, and anti-counterfeiting; port development and initiatives between Asia and the United States; passenger and cargo air traffic  servicing parts of Asia and beyond; leading healthcare/medical technology, especially those servicing the Philippines and China; and mining and oil in Asia.  Mr. MacKay is chairman of True Product ID, Inc.  (OTC:  TPDI), chairman of the MacKay Group, Ltd.

 David Bruce Hong .  Mr. Hong served as head of the registrant’s Hong Kong office and as such was in charge of the registrant’s operations for all of Asia.  Educated in the United States and England, Hong previously helped oversee distribution, sales and business development for Asian and multinational companies in a variety of diverse industries in the People’s Republic of China, Hong Kong, Macau, Taiwan, Philippines, Thailand, Malaysia, Indonesia, Japan and the United States, serving as CEO, a board member, director for the Asian-Pacific Region, director for business development, and other capacities. He helped oversee distribution, sales, promotions, and business development in the Asian-Pacific Region for such companies as 7-Eleven, KFC, Sands, 3M, Audi, Budweiser, Citibank, J. Walter Thompson, and Nestle, among others. He was also a licensed financial controller within the insurance industry for more than 10 years, and has extensive logistic management experience. Hong is working with significant contacts within the Chinese healthcare industry, including Chinese health and other officials, hospitals, doctors, pharmaceutical and insurance companies to promote and demonstrate Biofield’s technology.  Mr. Hong was instrumental in helping to conduct the highly successful demonstration of the BDS in Shanghai which resulted in the endorsement of the BDS by Chinese Government.

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

The following table shows the overall compensation earned for the 2009 fiscal year with respect to each non-employee and non-executive director as of December 31, 2009.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Bruce Hong, President	2009
	2008	29,167	-	851	-	-	-	-	30,018

Outstanding Equity Awards at year end

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)

David Bruce Hong, President	250,000	-	-	-	-	-	-	-	-

EMPLOYMENT CONTRACTS

In September 2008, the Company entered into employment agreements with David Bruce Hong, the Chief Executive Officer of the Company. Under the terms of the Employment Agreement, Hong will serve as our president for a period of three years. During his term of employment, Hong will earn a base salary of $8,333.33 per month for the 1st six months and $10,000 per month thereafter.  In addition to base salary, Hong may be paid an annual bonus as our Compensation Committee determines in its sole discretion. Hong will be entitled to participate in and be covered under all welfare benefit plans or programs maintained for executive officers.  Hong is also entitled to receive 250,000 restricted shares of the registrant’s common stock.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 31, 2010, the number of shares of our common stock beneficially owned by (a) each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding common stock, (b) each of our current directors, (c) each of the persons named in the Summary Compensation Table appearing under Item 10. - "Executive Compensation", and (d) all our directors and executive  officers, as a group (six persons). Except as indicated in the footnotes to this table, we believe that the persons named in this table have sole voting and investment power with respect to the shares of our common stock indicated.

Name	Shares Beneficially Owned		Percentage
James MacKay, Director (1)	20,596,144	(2)	50.78%
David Bruce Hong, President	1,750,000		4.31%

All Directors and Officers as a group (6 persons)	22,346,144		55.09%
(1)	The address of all of our directors is 175 Strafford Avenue – Suite One. Wayne, PA 19087
(2)
Total common stock equivalents, consisting of 40,558,699 shares of Common Stock and 30,000,000 shares of Series A Preferred Stock.  Each Series A Preferred Share has two votes per share and is convertible into two shares of common stock, for approximately 33.80% of all of the votes entitled to be cast by stockholders of the Company.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees billed to us by our independent accountants during the fiscal years ended December 31, 2009 and December 31, 2008 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services  rendered. "Audit Related Fees" consisted of consulting fees regarding accounting issues. "All Other Fees" consisted of fees related to this Annual Report.  Since we have no audit committee, none of these services were approved by an audit committee, and we have no pre-approval policies or procedures.

	Year ended December 31,
	2009	2008
Audit Fees1	$67,000	$54,000
Audit Related Fees2
Tax Fees3
All Other Fees4
Total	$67,000	$54,000

[1]	The aggregate fees billed for the audit of our annual financial statements and review of our financial statements, which were included in our Forms 10-Q.
2	The aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or the review of our financial statements and not included as "Audit Fees."
3	The aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning.
4	The aggregate fees billed for products and services provided other than Audit Fees, Audit-Related Fees or Tax Fees.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Shareholders and Board of Directors of Biofield Corp.

We have audited the accompanying balance sheets of Biofield Corp. (a Development Stage Company) as of December 31, 2009 and 2008 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2009 and 2008 and the period from October 16, 1987 (inception) through December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biofield Corp. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 and the period from October 16, 1987 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States.

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

/s/Jewett, Schwartz, Wolfe & Associates
JEWETT, SCHWARTZ, WOLFE & ASSOCIATES
Hollywood, Florida
April 15, 2010

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS

PROPERTY AND EQUIPMENT - Net	$3,822	$5,211

TOTAL ASSETS	$3,822	$5,211

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,653,615	$4,463,098
Due to affiliate	329,686	329,686
Advances from stockholder	2,616,871	2,378,973
Notes payable	2,491,790	2,410,951
Line of credit	418,920	418,920

Total current liabilities	9,510,881	10,001,628

Commitments and contigencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value, 12,300,000 shares authorized, 12,300,000 shares issued and outstanding at December 31, 2009 and 2008, respectively	12,300	12,300
Common stock, $.01 par value, 50,000,000 shares authorized, 40,558,699 shares issued at December 31, 2009 and 24,793,500 hares issuable at December 31, 2008, respectively	405,587	247,935
Treasury stock - 2,306,131 shares	(3,100)	(3,100)
Stock subscriptions	3,849	3,849
Additional paid-in capital	76,202,559	74,935,552
Accumulated deficit during development stage	(86,128,254)	(85,192,953)
Total stockholders’ deficit	(9,507,059)	(9,996,417)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,822	$5,211

See notes to consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Period October 16,
	Year Ended		1987 (Date of
	December 31,		Inception) Through
	2009	2008	December 31, 2009

REVENUE	$-	$-	$244,522
COST OF SALES
Cost of goods sold	-	-	95,111
Loss on write down of inventory	-	-	693,500
GROSS PROFIT	-	-	(544,089)

OPERATING EXPENSES:
Research and development	-	-	40,481,889
Selling, general, and administrative	335,737	10,530,286	42,977,722
Impairment of intangible assets	-	-	194,268
Gain on disposition of fixed assets	-	-	(8,084)
Total operating expenses	335,737	10,530,286	83,645,795

OTHER INCOME (EXPENSE):
Interest income	-	-	2,476,722
Interest expense	(599,564)	(561,275)	(4,204,687)
Amortization of shares issued to lenders and other finance costs	-	-	(405,523)
Royalty income and other	-	-	214,867
Net other expense	(599,564)	(561,275)	(1,918,621)

LOSS BEFORE INCOME TAXES	(935,301)	(11,091,561)	(86,108,505)

PROVISION FOR INCOME TAXES	-	-	(19,749)

NET LOSS	$(935,301)	$(11,091,561)	$(86,128,254)

NET LOSS PER SHARE:
Basic and Diluted	$(0.03)	$(0.46)

WEIGHTED-AVERAGE SHARES
Basic and Diluted	33,296,365	23,897,943

See notes to consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

											Additional	Def fered Accumulated	Foreign Currency		Total
	Series A		Series B		Series C				Treasury	Stock	Paid In	Deficit Development	Translation		Comprehensive
	Preffered Stock	Amount	Preffered Stock	Amount	Preffered Stock	Amount	Common Stock	Amount	Stock	Subscriptions	Capital	Stage	Adjustment	Total	Loss

Sale of Common Stock, October 16, 1987
(date of inception) (.16 per share, net)	-	$-	-	$-	-	$-	54,902	$55	$-	$-	$91,898	$-	$-	$91,953
Issuance of Common Stock in connection with
patent acquisition (.001 per share)	-	-	-	-	-	-	23,529	24	-	-	276	-	-	300
Net loss, October 16, 1987 to March 31, 1988	-	-	-	-	-	-	-	-	-	-	-	(159,359)	-	(159,359)
Total comprehensive income (loss)															$(159,359)

BALANCE AT MARCH 31, 1988	-	$-	-	$-	-	$-	78,431	$79	$-	$-	$92,174	$(159,359)	$-	$(67,106)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(495,520)	-	(495,520)
Total comprehensive income (loss)															$(495,520)

BALANCE AT MARCH 31, 1989	-	$-	-	$-	-	$-	78,431	$79	$-	$-	$92,174	$(654,879)	$-	$(562,626)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(233,347)	-	(233,347)
Total comprehensive income (loss)															$(233,347)

BALANCE AT MARCH 31, 1990	-	$-	-	$-	-	$-	78,431	$79	$-	$-	$92,174	$(888,226)	$-	$(795,973)
Acquisition of 235,294 shares of Common Stock
(.001 per share)	-	-	-	-	-	-	-	-	(300)	-	-	-	-	(300)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(285,179)	-	(285,179)
Total comprehensive income (loss)															$(285,179)

BALANCE AT MARCH 31, 1991	-	$-	-	$-	-	$-	78,431	$79	$(300)	$-	$92,174	$(1,173,405)	$-	$(1,081,452)
Retirement of Common Stock held in treasury	-	-	-	-	-	-	(23,529)	(24)	300	-	(276)	-	-	-
Issuance of Common Stock in exchange for notes
and debt with accrued interest (2.90 per share, net)	-	-	-	-	-	-	43,137	43	-	-	1,248,638	-	-	1,248,681
Sale of Common Stock (.82 per share, net)	-	-	-	-	-	-	2,451	2	-	-	19,998	-	-	20,000
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	-	136,880	-	-	136,880
Net loss	-	-	-	-	-	-	-	-	-	-	-	(461,061)	-	(461,061)
Total comprehensive income (loss)															$(461,061)

BALANCE AT MARCH 31, 1992	-	$-	-	$-	-	$-	100,490	$100	$-	$-	$1,497,414	$(1,634,466)	$-	$(136,952)
Sale of Common Stock (7.67 per share, net)	-	-	-	-	-	-	55,748	55	-	-	4,275,223	-	-	4,275,278
Exercise of Common Stock options	-	-	-	-	-	-	245	1	-	-	624	-	-	625
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	-	477,453	-	-	477,453
Change in par value of common stock
from .0001 to .001	-	-	-	-	-	-	-	1,408	-	-	(1,408)	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,099,637)	-	(3,099,637)
Total comprehensive income (loss)															$(3,099,637)

BALANCE AT MARCH 31, 1993	-	$-	-	$-	-	$-	156,483	$1,564	$-	$-	$6,249,306	$(4,734,103)	$-	$1,516,767
(brought forward)
Exercise of Common Stock options	-	-	-	-	-	-	74	1	-	-	187	-	-	188
Sale of Series A Preferred Stock
(3.97 per share, net)	2,119,896	2,120	-	-	-	-	-	-	-	-	8,411,370	-	-	8,413,490
Issuance of Series A Preferred Stock in
exchange for notes (4.50 per share)	222,222	222	-	-	-	-	-	-	-	-	999,778	-	-	1,000,000
Issuance of Common Stock warrants	-	-	-	-	-	-	-	-	-	-	2,119	-	-	2,119
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	-	1,580,320	-	-	1,580,320
Net loss	-	-	-	-	-	-	-	-	-	-	-	(6,899,515)	-	(6,899,515)
Total comprehensive income (loss)															$(6,899,515)

BALANCE AT MARCH 31, 1994	2,342,118	$2,342	-	$-	-	$-	156,556	$1,565	$-	$-	$17,243,080	$(11,633,618)	$-	$5,613,369
Sale of Series B Preferred Stock
(4.04 per share, net)	-	-	481,644	482	-	-	-	-	-	-	1,947,149	-	-	1,947,631
Issuance of Common Stock warrants	-	-	-	-	-	-	-	-	-	-	6	-	-	6
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	-	14,859	-	-	14,859
Net loss	-	-	-	-	-	-	-	-	-	-	-	(4,959,312)	-	(4,959,312)
Total comprehensive income (loss)															$(4,959,312)

BALANCE AT DECEMBER 31, 1994	2,342,118	$2,342	481,644	$482	-	$-	156,556	$1,565	$-	$-	$19,205,094	$(16,592,930)	$-	$2,616,553
Sale of Series C Preferred Stock
(4.11 per share, net)	-	-	-	-	2,914,771	2,915	-	-	-	-	11,977,856	-	-	11,980,771
Issuance of Common Stock warrants	-	-	-	-	-	-	-	-	-	-	161	-	-	161
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	-	195,874	-	-	195,874
Net loss	-	-	-	-	-	-	-	-	-	-	-	(8,739,858)	-	(8,739,858)
Total comprehensive income (loss)															$(8,739,858)

BALANCE AT DECEMBER 31, 1995	2,342,118	$2,342	481,644	$482	2,914,771	$2,915	156,556	$1,565	$-	$-	$31,378,985	$(25,332,788)	$-	$6,053,501
Sale of Common Stock	-	-	-	-	-	-	181,900	1,819	-	-	18,026,419	-	-	18,028,238
Conversion of Series A, B, and C
Preferred Stock to Common Stock	(2,342,118)	(2,342)	(481,644)	(482)	(2,914,771)	(2,915)	304,647	3,047	-	-	2,692	-	-	-
Exercise of Common Stock warrants	-	-	-	-	-	-	206	2	-	-	20,145	-	-	20,147
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	-	26,093	-	-	26,093
Net loss	-	-	-	-	-	-	-	-	-	-	-	(10,036,090)	-	(10,036,090)
Total comprehensive income (loss)															$(10,036,090)

BALANCE AT DECEMBER 31, 1996		$-	-	$-	-	$-	643,310	$6,433	$-	$-	$49,454,334	$(35,368,878)	$-	$14,091,889
Sale of Common Stock (2.92 per share, net)	-	-	-	-	-	-	286,767	2,868	-	-	8,377,583	-	-	8,380,451
Warrants exchanged for Common Stock	-	-	-	-	-	-	64,364	644	-	-	(644)	-	-	-
Exercise of Common Stock options	-	-	-	-	-	-	5,067	50	-	-	168,541	-	-	168,591
Exercise of Common Stock warrants	-	-	-	-	-	-	953	10	-	-	93,299	-	-	93,309
Issuance of Common Stock for consulting	-	-	-	-	-	-	2,500	25	-	-	99,975	-	-	100,000
services (4.00 per share, net)											62,579	-	-	62,579
Amortization of deferred compensation
Net loss	-	-	-	-	-	-	-	-	-	-	-	(10,151,041)	-	(10,151,041)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	1,333	1,333
Total comprehensive income (loss)															$(10,149,708)

BALANCE AT DECEMBER 31, 1997	-	$-	-	$-		$-	1,002,961	$10,030	$-	$-	$58,255,667	$(45,519,919)	$1,333	$12,747,111
Repurchase of Common Stock
for treasury (2,246,131 shares)	-	-	-	-	-	-	-	-	(100)	-	-	-	-	(100)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(10,654,597)	-	(10,654,597)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	55,891	55,891
Total comprehensive income (loss)															$(10,598,706)

BALANCE AT DECEMBER 31, 1998	-	$-	-	$-		$-	1,002,961	$10,030	$(100)	$-	$58,255,667	$(56,174,516)	$57,224	$2,148,305
Sale of Common Stock (.05 per share, net)	-	-	-	-	-	-	1,400,000	14,000	-	-	686,000	-	-	700,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,253,696)	-	(1,253,696)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	(43,020)	(43,020)
Total comprehensive income (loss)															$(1,296,716)

BALANCE AT DECEMBER 31, 1999	-	$-	-	$-		$-	2,402,961	$24,030	$(100)	$-	$58,941,667	$(57,428,212)	$14,204	$1,551,589
Issuance of right to purchase Common Stock
in lieu of compensation (0.45 per share)	-	-	-	-	-	-	-	-	-	-	198,000	-	-	198,000
Sale of common stock (0.05 per share)	-	-	-	-	-	-	50,000	500	-	-	24,500	-		25,000
Sale of common stock (0.50 per share)	-	-	-	-	-	-	300,000	3,000	-	-	1,497,000	-	-	1,500,000
Memorandum entry to record as expense for
honorary services rendered by a shareholder	-	-	-	-	-	-	-	-	-	-	100,000	-	-	100,000
Repurchase of Common Stock
for treasury (60,000 shares)	-	-	-	-	-	-	-	-	(3,000)	-	-	-	-	(3,000)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,522,233)	-	(1,522,233)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	(14,204)	(14,204)
Total comprehensive income (loss)															$(1,522,233)

BALANCE AT DECEMBER 31, 2000	-	$-	-	$-		$-	2,752,961	$27,530	$(3,100)	$-	$60,761,167	$(58,950,445)		$1,835,152
Memorandum entry to record as expense for
honorary services rendered by a shareholder	-	-	-	-	-	-	-	-	-	-	100,000	-		100,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,238,687)	-	(2,238,687)
Total comprehensive income (loss)															$(2,238,687)

BALANCE AT DECEMBER 31, 2001	-	$-	-	$-	-	$-	2,752,961	$27,530	$(3,100)	$-	$60,861,167	$(61,189,132)	$-	$(303,535)
Exercise of Common Stock options	-	-	-	-	-	-	6,275	63	-	-	15,623	-		15,686
Memorandum entry to record as expense for
honorary services rendered by a shareholder	-	-	-	-	-	-	-	-	-	-	100,000	-	-	100,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,888,789)	-	(2,888,789)
Total comprehensive income (loss)															$(2,888,789)

BALANCE AT DECEMBER 31, 2002	-	$-	-	$-	-	$-	2,759,235	$27,593	$(3,100)	$-	$60,976,790	$(64,077,921)	$-	$(3,076,638)
Issuance of Common Stock for consulting
services (0.30 per share, net)	-	-	-	-	-	-	5,000	50	-		14,950	-	-	15,000
Issuance of Common Stock for consulting
services (0.32 per share, net)	-	-	-	-	-	-	46,875	468	-	-	149,532	-	-	150,000
Issuance of Common Stock for consulting
services (0.11 per share, net)	-	-	-	-	-	-	27,500	275	-	-	29,975	-	-	30,250
Issuance of Common Stock as incentive for
funding by issue of notes (0.25 per share net)	-	-	-	-	-	-	318,750	3,188	-	-	793,687	-	-	796,875
Common Stock (410,358 shares) to be issued
for interest accrued on stockholder's advances	-	-	-	-	-	-	-	-	-	410	101,976	-	-	102,386
Memorandum entry to record as expense for
honorary services rendered by a shareholder	-	-	-	-	-	-	-	-	-	-	100,000	-	-	100,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,164,698)	-	(2,164,698)
Total comprehensive income (loss)															$(2,164,698)

BALANCE AT DECEMBER 31, 2003	-	$-	-	$-	-	$-	3,157,360	$31,574	$(3,100)	$410	$62,166,910	$(66,242,619)	$-	$(4,046,825)
Issuance of Common Stock as incentive for
funding by issue of notes (0.25 per share net)	-	-	-	-	-	-	181,250	1,813	-	-	451,312	-	-	453,125
Issuance of Common Stock as incentive for
funding by issue of notes (0.31 per share net)	-	-	-	-	-	-	189,500	1,895	-	-	585,555	-	-	587,450
Sale of Common Stock (0.10 per share)	-	-	-	-	-	-	122,400	1,224	-	-	160,601	-	-	161,825
Common Stock (286,421 shares) to be issued
for interest accrued on stockholder's advances	-	-	-	-	-	-	-	-	-	287	64,456	-	-	64,743
Common Stock (2,500,000 shares) to be issued
for payment penalty on notes payable	-	-	-	-	-	-	-	-	-	2,500	347,500	-	-	350,000
Memorandum entry to record as expense for
honorary services rendered by a shareholder	-	-	-	-	-	-	-	-	-	-	100,000	-	-	100,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,846,517)	-	(3,846,517)
Total comprehensive income (loss)															$(3,846,517)

BALANCE AT DECEMBER 31, 2004	-	$-	-	$-	-	$-	3,650,510	$36,506	$(3,100)	$3,197	$63,876,334	$(70,089,136)	$-	$(6,176,199)
Sale of Common Stock ( for not less than $0.10 per share)	-	-	-	-	-	-	324,033	3,240	-	-	382,178	-	-	385,418
Common Stock (2,310,300 shares) to be issued
for interest accrued on stockholder's advances		-	-	-	-	-	-	-	-	2,310	83,430	-	-	85,740
Issue of shares of Common Stock for payment
penalty on notes payable	-	-	-	-	-	-	89,750	897	-	-	17,052	-	-	17,949
Issue of shares of Common Stock for payment
penalty on notes payable	-	-	-	-	-	-	250,000	2,500	-	(2,500)	-	-	-	-
Memorandum entry to record as expense for
honorary services rendered by a shareholder	-	-	-	-	-	-	-	-	-	-	100,000	-	-	100,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,926,292)	-	(1,926,292)
Total comprehensive income (loss)															$(1,926,292)

BALANCE AT DECEMBER 31, 2005	-	$-	-	$-	-	$-	4,314,294	$43,143	$(3,100)	$3,007	$64,458,994	$(72,015,428)	$-	$(7,513,384)
Common Stock (841,438 shares) to be issued
for interest accrued on stockholder's advances	-	-	-	-	-	-	-	-	-	842	24,401	-	-	25,243
Options issued for consulting services	-	-	-	-	-	-	-	-	-	-	47,512	-	-	47,512
Memorandum entry to record as expense for
honorary services rendered by a shareholder	-	-	-	-	-	-	-	-	-	-	25,000	-	-	25,000
Debt converted to stock	12,300,000	12,300	-	-	-	-	999,455	9,995	-	-	1,707,433	-	-	1,729,728
Net loss	-	-	-	-	-	-	-	-	-	-	-	(809,091)	-	(809,091)
Total comprehensive income (loss)															$(809,091)

BALANCE AT DECEMBER 31, 2006	12,300,000	12,300	-	-	-	-	5,313,749	53,138	(3,100)	3,849	66,263,340	(72,824,519)	-	(6,494,992)
Issuance of Common Stock for cash							100,000	1,000			99,000			100,000
Issuance of Common Stock issued for conversion of debt	-	-	-	-	-	-	100,000	1,000	-	-	99,000	-	-	100,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,276,873)	-	(1,276,873)
Total comprehensive income (loss)															$(1,276,873)

BALANCE AT DECEMBER 31, 2007	12,300,000	$12,300	-	$-	-	$-	5,513,749	$55,138	$(3,100)	$3,849	$66,461,340	$(74,101,392)	$-	$(7,571,865)
10 for 1 Reverse split of Common Stock							-
10 for 1 Reverse split of Common Stock - Rounding differences							51
Issuance of Common Stock for consulting services	-	-	-	-	-	-	19,179,700	191,797	-	-	8,375,212			8,567,009
Issuance of Common Stock for subscriptions 100,000 shares for $100,000	-	-	-	-	-	-	100,000	1,000	-	-	99,000			100,000
Net loss	-	-	-	-	-	-			-	-		(11,091,561)		(11,091,561)
Total comprehensive income (loss)															$(11,091,561)

BALANCE AT DECEMBER 31, 2008	12,300,000	$12,300	-	$-	-	$-	24,793,500	$247,935	$(3,100)	$3,849	$74,935,552	$(85,192,953)	$-	$(9,996,417)
Issuance of Common Stock foracquistion - March 2009	-	-	-	-	-	-	3,693,333	36,933			73,067			110,000
Issuance of Common Stock for consulting services - June 2009	-	-	-	-	-	-	10,000,000	100,000			1,047,050			1,147,050
Issuance of Common Stock for consulting services - June 2009	-	-	-	-	-	-	400,000	4,000			-			4,000
Cancellation of Common Stockissued for consulting services - July 2009	-	-	-	-	-	-	(2,525,000)	(25,250)			-			(25,250)
Issuance of Common Stock for consulting services - December 2009	-	-	-	-	-	-	4,196,866	41,969			146,890			188,859
Net loss	-	-	-	-	-	-						(935,301)		(935,301)
Total comprehensive income (loss)															$(935,301)

BALANCE AT DECEMBER 31, 2009	12,300,000	$12,300	-	$-	-	$-	40,558,699	$405,587	$(3,100)	$3,849	$76,202,559	$(86,128,254)	$-	$(9,507,059)

BIOFIELD CORP. ( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period October 16,
			1987 (Date of
	Year Ended		Inception) Through
	December 31,		December 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(935,301)	$(11,091,561)	$(86,128,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,389	1,390	2,763,985
Amortization of premiums on short-term investments	-	-	156,692
Amortization of deferred financing costs	-	-	2,129,643
Loss on disposal of property and equipment	-	-	194,102
Loss on license and settlement agreements	-	-	49,026
Loss on abandonment of patent applications	-	-	303,234
Loss on inventory write-down	-	-	693,500
Impairment of intangible assets	-	-	194,268
Vendor settlements	-	-	(77,257)
Noncash compensation	-	-	3,533,451
Gain from disposition of fixed assets	-	-	(159,473)
Interest paid in common stock	-	-	575,260
Commisions and discounts on sale of common stock	-	-	96,919
Loan repayment default payable in shares of common stock	-	-	350,000
Consultancy fees paid in options	-	-	242,762
Issuances of common stock for outstanding stock obligations	-	8,667,010	8,667,010
Changes in assets and liabilities:			-
Notes receivable	-	11,004	11,004
Inventories	-	-	(693,500)
Prepaids	-	9,000	(131,816)
Due to affiliate	-	-	337,921
Accounts payable and accrued liabilities	435,175	1,909,761	5,288,673
Net cash used in operating activities	(498,737)	(493,396)	(61,602,850)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	-	-	(2,610,691)
Costs incurred for patents and patent applications	-	-	(782,527)
Proceeds from sale of property and equipment	-	-	294,748
Purchases of short-term investments	-	-	(26,476,638)
Proceeds from sale and maturity of short-term investments	-	-	26,406,378
Net cash used in investing activities	-	-	(3,168,730)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capitalized lease obligations	-	-	(82,234)
Proceeds from issuance of preferred stock - net	-	-	22,341,892
Proceeds from common stock subscription	110,000	-	35,313,258
Proceeds from exercise of common stock	70,000	-	368,546
Proceeds from issuance of notes payable	-	187,058	1,676,058
Proceeds from borrowings on line of credit	-	76,740	76,740
Notes financing costs	80,839	-	342,916
Advances from stockholder and related party	-	216,270	3,493,156
Repayments of advances from stockholder	-	-	(1,874,728)
Repurchases of common stock held in treasury	-	-	(3,100)
Proceeds from notes payable issued to stockholder and related party	237,898	-	2,784,431
Net cash provided by financing activities	498,737	480,068	64,436,935

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(13,328)	100,530

EFFECT OF EXCHANGE RATE CHANGES	-	-	(111,497)

BEGINNING OF PERIOD	-	13,328	-

END OF PERIOD	$-	$-	$(10,967)

Supplementary disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See notes to consolidated financial statements

BIOFIELD CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (UNAUDITED), (continued)

			Period October 16,
	Year Ended		1987 (Date of
	December 31,		Inception) Through
	2009	2008	December 31, 2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$857,003
Cash paid for taxes	$-	$-	$-

SUPPLEMENTAL SCHEDULE FOR NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock shares issued for penalty for non-payment of notes payable on maturity	$-	$-	$17,949

Repayment of debt by shareholders	$-	$-	$1,200,000

Issuance of common stock for accrued liabilities	$5,426,868	$-	$1,330,002

See notes to financial statements.

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

The Company, as of December 31, 2009, is still considered to be in the development stage.

 The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  The Company has incurred operating losses since its inception. This condition raises substantial doubt as to the Company’s ability to continue as a going concern as such continuance is dependent upon the Company’s ability to raise sufficient capital. Management’s plans regarding these matters, with the objective of improving liquidity and sustaining profitability in future years encompass the following:

☐	Move from a development stage entity to an operating entity;
☐	Settling legacy outstanding obligations;

☐	Continued review of all expenditures in order to minimize costs;
☐	Raise additional working capital as necessary; and
☐	Generate revenue from foreign markets such as China and India where MKG has significant government and industrial relationships.

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

During 2009 and 2008 none of the above mentioned convertible debt and equity instruments were considered to be derivative instruments.

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

Accounting Standards Updates

In January 2010, the FASB has published ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): - Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 clarifies improve disclosure requirement related to fair value measurements and disclosures – Overall Subtopic (Subtopic 820-10) of the FASB Accounting Standards Codification. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchase, sales, issuances, and settlement in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  Early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations

In January 2010, the FASB has published ASU 2010-01 “Equity (Topic 505)- Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505,. ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162.” SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (“ASU”). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

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

On April 3, 2006 MKG made a demand on the Company to effectuate the debt conversion, designating certain portions of the total LFCG debt.  Pursuant to the Long Agreement, $499,728 of the assigned debt was authorized to be converted into 9,994,550 pre-reverse stock split common shares and $1,230,000 of the assigned debt into 12,300,000 shares of the voting Preferred stock of the Company, with such shares to be issued to James MacKay as MKG’s designee.  Mr. MacKay is the principal of MKG and is Chairman of the Board of the Company.  All remaining portions of the assigned debt, classified on the balance sheet as notes payable and not converted (e.g., $270,273), were retained by MKG and are entitled to be converted at a later time.  On July 31, 2008, the Board of Directors reviewed all of the Company’s prospective and contingent obligations to issue Common Stock and approved the issuance of 19,006,840 shares of Common Stock to James Mackay on July 31, 2008 to complete the debt conversion pursuant to the Long Agreement.  The 19,006,840 shares of Common Stock were believed by the Board of Directors to provide Mr. Mackay with 51% of the outstanding equity after giving effect to all of the Company’s prospective and contingent obligations to issue Common Stock.  As a result, the Long Debt was converted into a total of 19,006,840 shares of Common Stock (split adjusted) and 12,300,000 shares of voting Preferred Stock, which are convertible into 2,460,000 shares of Common Stock (split adjusted) and carry 2,460,000 votes.  The preferred shares were deemed to be issued during 2007 and the 9,994,550 pre-reverse stock split common shares authorized to be converted were considered to be issuable as of December 31, 2007.

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

 NOTE 4 - INVENTORIES

There were no inventories at December 31, 2009 and 2008.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2009 and 2008 consisted of the following:

	2009	2008

Furniture and Office equipment	$61,686	$61,686
Plant and production equipment	144,308	144,308
	205,994	205,994
Less: Accumulated depreciation	202,172	200,783
	$3,822	$5,211

Depreciation expenses in 2009, 2008 and for the period from inception through December 31, 2009, were $1,389 and $1,390, respectively.

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

There was no amortization expense for patents for the years ended December 31, 2009 and 2008.  Amortization expense from inception through December 31, 2009, was $486,860.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses at December 31, 2009 and 2008 consisted of the following:

	2009	2008

Accounts payable	$1,439,620	$1,402,514
Accrued interest	1,272,678	991,849
Accrued expenses	926,658	2,058,823
Other	14,659	9,912
	$3,653,615	$4,463,09823

Due to severe cash flow constraints experienced by the Company in 2003, its employees were not paid salaries from April 16, 2003 to October 31, 2003.  Five of its six employees then agreed to the deferment of the payment of the salary due to them, payable with 100% interest thereon, until the receipt of the proceeds from new funding.  The Company also granted options to acquire 514,227 shares of Common Stock to these employees at an exercise price of $0.33 per share, the closing market price of the Company’s shares of Common Stock on the date of the grant in consideration for the reduction in remuneration accepted by them during the first four months of 2003.  On September 11, 2007, the Company agreed to issue its former chief operating officer, John Stephens, 1,000,000 shares of common stock for services rendered.  The share price at the close of the market on September 11, 2007 was $0.10.  As of December 31, 2009, the unpaid salary and interest thereon, together with unpaid remuneration for subsequent periods, amounting to $117,245 and is recorded as accrued expenses in the financial statements.

NOTE 8 – DUE TO AFFILIATE

As of December 31, 2009 and 2008 the Company had recorded $329,686, for amounts due to affiliates.

The Company, over time, recorded amounts due to Abel Laboratories, which was an affiliate of the Company’s former Chairman, CEO and principal shareholder, Dr. David Long. The amount due to Abel Laboratories is related to various laboratory expenses and, as of December 31, 2009 and 2008, remained constant at $329,686.  Interest does not accrue on the amount due, there is no maturity date and the amount is due on demand and does not have any convertible features.

NOTE 9 – ADVANCES FROM STOCKHOLDER

As of December 31, 2009 and 2008, the Company had recorded $2,616,871 and $2,378,973, respectively, for advances from stockholder.

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

The advances bear interest at 10% per annum. In 2009 and 2008, the Company accrued $237,898 and $239,220, respectively, of interest for this account and has record this amount in advances from stockholder.  All interest accruing on the advances from stockholder are payable to LFCG and total $237,898.  There is no maturity date for the advances from stockholder and only $270,273, which is retained by MKG, is entitled to be converted to stock at a later time.  The remaining amount outstanding is still assigned to LFCG.

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

Notes Payable to Stockholder

As of December 31, 2009 and 2008, the Company had recorded $808,383 and $801,702, respectively, for notes payable to stockholder.  In 2002, the Company issued a 10% promissory convertible note in the principal amount of $450,000 to a stockholder. The note, with accrued unpaid interest, has no maturity date and is convertible at the option of the holder into subscriptions of common stock at a rate of $0.40 per share.  Interest for 2009 and 2008 totaled $73,489 and $66,808, respectively, and has been added to the note amount.

Notes Payable for Private Placements

Over the course of time, the Company sold various private placements in various increments of units of debt and common stock. These notes payable, as of December 31, 2009 and 2008, totaled $2,491,790 and $2,410,951, respectively. Interest accrues at either 12% or 18%, depending upon the date of placement of note and has been recorded in accrued interest.  The notes for these private placements were due on various dates and the Company is currently in default. Until the notes issued under the private placements are repaid, the holders of the notes have the right to participate in any offering by the Company of its equity securities (including convertible debt) by using the notes (and accrued interest thereon) to acquire such equity securities at a 25% discount from the offering price (and if the offering is of convertible debt to acquire such debt at face with a conversion feature at a 25% discount).

NOTE 11 – LINE OF CREDIT

On January 5, 2007 MKG agreed to advance additional funds to the Company under a line of credit.  Under the line of credit, monies advanced by MKG would bear 12% simple annual interest.  There was no maturity date.  MKG had the option to convert the principal and accrued interest into stock at a share price equal to the lesser of: (a) the 70% of the share price at the close of the market as of receipt of funds; or (b) the terms extended by the Company to a funder making a total equity investment of at least US $1 million or in connection with a merger/acquisition or change in control. In 2007, MKG advanced the Company approximately $342,000.  At December 31, 2009 and 2008 the balance of this line of credit was $418,920, respectively.

NOTE 12 – STOCKHOLDERS’ EQUITY

Treasury Stock

In December 1998, the Company repurchased 2,246,131 shares of Common Stock for $100. In June 2000, the Company repurchased 60,000 shares of Common Stock for $3,100 from an executive who resigned.  The Company holds all of these shares in its treasury.  There are no changes as of December 31, 2009.
Options Issued for Consulting Fees

The Company issued 1.2 million options based upon the fair value of service render at $47,512 for consulting fees recognized in operating results for the year ended December 31, 2006. These options have an exercise price of $0.04 per share and expire on February 23, 2011. During 2009 and 2008 there were no options issued or exercised.

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

NOTE 13 - INCOME TAXES

The benefit for income taxes from continued operations for the years ended December 31, 2009 and 2008 consist of the following:

	December 31,
	2009	2008

Current:
Federal and State	$-	$-
Deferred:
Federal and State	4,857,243	4,286,709
	4,857,243	4,286,709
Increase in valuation allowance	(4,857,2439)	(4,286,709)
Benefit for income taxes, net	$-	$-

The above benefits for 2009 and 2008 were calculated using a federal and State tax estimated rate as noted below:

	December 31
	2009	2008
Statutory federal and State income tax rate	39.00%	39.00%
Valuation allowance	(39.00)%	(39.00)%

Effective tax rate	0.00%	0.00%

At December 31, 2009, the Company had federal net operating loss carry-forwards totaling approximately $86 million, which will begin expiring in years 2010 through 2028. However, substantially all of the net operating loss carry forwards are not utilizable, as a result of the limitations imposed by Section 382 of the Internal Revenue Code, due to ownership changes in 1992, 1995, 1997, 1999 and 2006.  To the extent that these losses and general business credits are utilizable, they may be offset against future U.S. taxable income, if any, during the carry forward period.

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

Rent
2010	17,920
Total	$17,920

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

1)  KOPBC, LP v. BIOFIELD CORPORATION, COURT OF COMMON PLEAS FOR MONTGOMERY COUNTY, NO. 2008-11647

This matter involved a Judgment in favor of KOPBC for certain rent.  The Judgment has been completely satisfied and an Order to Mark the Judgment Satisfied was filed of Record on March 4, 2010.

2)  KOPBC, LP v. BIOFIELD CORPORATION, COURT OF COMMON PLEAS FOR PHILADELPHIA COUNTY, NO. June Term, 2009, No. 00825

This matter involves a Confession of Judgment in favor of KOPBC for certain rent.  The Judgment was filed on June 5, 2009.  Based upon case law, the Judgment was improper and KOPBC, LP has no viable claim against Biofield.  The Lease was terminated in such a manner as to entitle KOPBC to back rent, but no further rent.  The back rent was satisfied as per 1), above.  The Confessed Judgment in Philadelphia is not viable because the Lease had terminated, thereby rendering the confession clause a nullity and KOPBC no longer had any basis upon which to confess judgment.

3)  BIOFIELD CORP. v. WILLIAM ROGER DUNAVANT, UNITED STATES DISTRICT COURT FOR THE EASTERN DISTRICT OF PENNSYLVANIA, NO. 08-6044

This matter was a Declaratory Judgment action regarding certain aspects of a Consulting Contract given to Mr. Dunavant and an alleged breach of his fiduciary duties to Biofield.  Mr. Dunavant counterclaimed for certain monies which he alleged were due to him.  The parties mutually agreed to resolve claims and the case was dismissed upon consent of the parties by Order of Court of November 30, 2009, entered on December 1, 2009.

4)  BIOFIELD CORP. v. RICHARD BLUMBERG and MARK FAUPEL and GUIDED THERAPEUTICS, INC., UNITED STATES DISTRICT COURT FOR THE EASTERN DISTRICT OF PENNSYLVANIA, NO. 2009-6206

This matter was instituted to address, inter alia, alleged tortious interference with contract, breach of contract, conspiracy, breach of fiduciary duty, and misrepresentation.

Biofield has allowed this action to be dismissed as it has entered into good faith negotiations to resolve the issues.  Biofield may reinstitute suit if the negotiations are not favorably resolved.

5)  Warshaw Burstein Cohen Schlesinger & Kuh, LLP v. Biofield Corp., Court of Common for Philadelphia County, June Term, 2009, No. 02997

This matter involves a foreign judgment entered against Biofield, without valid service of process upon Biofield.  The company is aware of the action and is in the process of engaging defense counsel.  It is Biofield's position that absent service, the judgment is improper.  Moreover, Biofield asserts that if has good defenses to the claim.

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

NOTE 17 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  As of December 31, 2009, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.  The information related to basic and diluted earnings per share is as follows:

	December 31,
	2009	2008
Numerator:
Continuing operations:
Income from continuing operations	$(935,301)	$(11,091,561)
Effect of dilutive convertible debt	—	—
Total	$(935,301)	$(11,091,561)

Discontinued operations
Loss from discontinued operations	—	—

Net income (loss)	$(935,3010)	$(11,091,561)

Denominator:
Weighted average number of shares outstanding – basic and diluted	33,296,365	23,897,943

EPS:
Basic:
Continuing operations	$(0.03)	$(0.46)
Discontinued operations	0.00	0.00
Net income/(loss)	$(0.03)	$(0.46)

Diluted
Continuing operations	$(0.03)	$(0.46)
Discontinued operations	0.00	0.00
Net income/(loss)	$(0.03)	$(0.46)

NOTE 18 - SUBSEQUENT EVENTS

None

PART IV
ITEM 15.  Exhibits, Financial Statement Schedules.

(a) Financial Statements

The following documents are filed under "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA," beginning on page F-1 through page F-12 and are included as part of this Form 10-K as the financial statements of the Company for the years ended December 31, 2009 and 2008:

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

10.30	Sale of Shares Agreement for the sale and purchase of shares in VALIBIO dated December 2008. (12)

10.31	Exclusive Distribution Agreement between The Company and ValiBio dated December 2008. (12)

13.	Annual report to security holders for the last fiscal year, Form 10-Q or 10-QSB or quarterly report to security holders. – Not applicable.

14.	Code of ethics

14.1	Code of Ethics adopted on February 16, 2004. (10)

16.	Letter on change in certifying accountant

16.1	Letter from Deloitte & Touche, LLP, Certified Public Accountants to the Commission, dated November 24, 2003. (9)

18.	Letter on change in accounting principles - Not applicable.

21.	Subsidiaries of the small business issuer: Biofield International, Inc. - Incorporated in Delaware

23.	–Consent of Independent Registered Public Accounting Firm (Filed Herewith)

31.	Rule 13a-14(a)/15d-14(a) Certifications

31.1 Certification of Shepard G. Bentley Chief Executive Officer (Filed Herewith)

31.2 Certification of Steven M. Waszak Chief Financial Officer (Filed Herewith)

32.	Section 1350 Certifications

32.1 Certification of Shepard G. Bentley Chief Executive Officer (Filed Herewith)

32.2 Certification of Steven M. Waszak Chief Financial Officer (Filed Herewith)

1	Filed with the Securities and Exchange Commission as an exhibit to Biofield's Registration Statement on Form 10-SB (Registration No. 0-27848) which became effective on October 18, 2000.

2	Incorporated by reference to Biofield's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

3	Incorporated by reference to Biofield's Registration Statement on Form S-1 (Registration No. 333-00796) declared effective on March 19, 1996.

4	Incorporated by reference to Biofield's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

5	Incorporated by reference to Biofield's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

6	Incorporated by reference to Biofield's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2002.

7	Incorporated by reference to Biofield's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

8	Incorporated by reference to Biofield's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

9	Incorporated by reference to Biofield's Current Report on Form 8-K filed on April 6, 2006.

b	Reports on Form 8-K - None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFIELD CORP.

By:	/s/ David Bruce Hong
David Bruce Hong
Chief Executive Officer
Principal Executive Officer

By:	/s/ David Bruce Hong
David Bruce Hong
Chief Financial Officer Principal Financial Officer

Dated:  April 15, 2010