Form 10-K/A
period 2009-12-31
BIOFIELD CORP \DE\
filed 2010-05-24
CIK 1007018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A1

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

On March 4, 2009, The Company issued 3,693,333 shares of common stock upon conversion of $422,000 of debt.

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

Employees

David Bruce Hong serves as our sole employee and is our Chief Executive Officer and Chief Accounting Officer.

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

Our Cash Flow Problems Have Caused Us to be Delinquent in Payments to Vendors and Other Creditors

Since 1998, our lack of financial resources has caused us to delay payment of our obligations as they became due in the ordinary course of our business.  Such delays have damaged some of our vendor and professional relationships, and have caused us to incur additional expenses in the payment of late charges and penalties.  As of December 31, 2009, we had a working capital deficiency of approximately $9.5 million and accounts payable and accrued expenses, primarily to service providers and vendors, aggregating approximately $3.6 million, substantially all of which are past due. These amounts have increased since December 31, 2008.

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

On March 4, 2009, The Company issued 3,693,333 shares of common stock upon conversion of $422,000 of debt.

REPURCHASES OF SECURITIES

None.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this document.

Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report are forward-looking statements that involve risks and uncertainties.  These statements relate to future events or our future financial performance.  In some cases, forward-looking statements can be identified by terminology such as "may," "will", "should",  "expect", "anticipate", "intend", "plan", "believe", "estimate", "potential", or "continue", the negative of these terms or other comparable terminology.   These statements involve a number of risks and uncertainties.   Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those described above.  We have no obligation to release publicly the result of any revisions to any of our "forward-looking statements" to reflect events or circumstances that occur after the date of this Report or to reflect the occurrence of other unanticipated events.

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

The Carelife JV will open a network across China of medical clinic centers, call centers and data centers for research and development. The first medical clinic center will open in February 2009 at Carelife’s China Headquarters in Shanghai. Carelife is currently in discussions regarding a possible partnership with China’s National Labor Union which would be funded with an investment by Chinese Government and others of approximately US $363 million to open more than 500 medical clinic centers across China at different Labor Union centers covering 60% of China’s urban population.   This national network would be part of China’s national healthcare program to instill best healthcare management practices and to address critical problems related to its aging population.   China’s top insurance companies (China Life Insurance and Ping An Insurance) and top bank, China Industrial Commercial Bank, have agreed to refer subscribers, employees, and clients to join the Carelife network .

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

India

Since 2007, MKG has had discussions with hospital, medical and distribution representatives from India, including those associated with certain national, regional and municipal government entities and leading hospital systems and distribution networks in India, about the distribution of the BDS in India. Following the successful demonstration of the BDS at the October 24, 2007 major breast cancer detection symposium in Manila, which was attended by leading Indian representatives, there was significant interest from Indian representatives about potential significant orders and about distributing and securing regulatory approval for the BDS in India and other countries in the Indian subcontinent including Nepal and Bangladesh. The Company expects to conclude a distribution arrangement in India in or about the middle of 2010 and to generate purchase orders for 2010.

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

During 2009, we had a net loss of approximately $935,000, compared to approximately $11.1million for 2008, a decrease of approximately $10.2 million. The decrease was primarily due to the Company’s issuance of $8,667,010 of common stock, in lieu of cash compensation, to Directors and Officers, in efforts to update the design of BDS device and sensors for distribution and manufacture in China, the Philippines and other parts of Asia in the year ended December 31, 2008. During the year ended December 31 2009, our net cash used in operating activities was $318,736 as compared to $493,396 for the year ended December 31, 2008.

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

Cash Flows Activities

During 2009, our operating activities utilized $318,736, which included a net loss of $935,301, offset by a decrease in accounts payable and accrued expenses. Our financing activities provided $313,736.  We had notes financing cost of $80,839; proceeds from notes payable issued to stockholders and related party in the amount of approximately $238,000..

During 2008, our operating activities utilized $493,396, which included a net loss of $11,091,561 offset by the non-cash issuance of $8,667,010 in common stock, in lieu of cash compensation, to Directors and Officers, in efforts to update the design of BDS device and sensors for distribution and manufacture in China, the Philippines and other parts of Asia. There were no investing activities during the fiscal year ended December 31, 2008. Our financing activities provided $480,068.  We had proceeds from issuance  of notes payable of $187,058, borrowings on line of credit of $76,740, as well as advances of stockholder and related parties of $216,270.

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

As a result of the foregoing, we incurred a net loss of $935,301in 2009 compared to a net loss of $11,091,561 in 2008, a decrease of $10,156,260, or 91.6%.

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

ITEM 9B.  OTHER INFORMATION.

 None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, CORPORATE GOVERNANCE .

As of March 31, 2009, our directors and executive officers are:

Name	Age	Positions and Offices
James MacKay	49	Director Chairman of the Board
David Bruce Hong	60	Chief Executive Officer, Chief Financial Officer

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Bruce Hong, President	2009	-	-	-	-	-	-	-	-
	2008	29,167	-	851	-	-	-	-	30,018

Outstanding Equity Awards at year end

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
David Bruce Hong, President	250,000	-	-	-	-	-	-	-	-

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biofield Corp. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 and the period from October 16, 1987 (inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States.

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

Jewett, Schwartz, Wolfe &
Associates

/s/ Jewett, Schwartz, Wolfe &
Associates

April 15, 2010

BIOFIELD CORP.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$-	$-
Prepaids	-	-
Notes receivable	-	-
Total current assets	-	-

PROPERTY AND EQUIPMENT - Net	3,822	5,211
TOTAL ASSETS	$3,822	$5,211

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,653,615	$4,463,098
Due to affiliate	329,686	329,686
Advances from stockholder	2,616,871	2,378,973
Notes payable	2,491,790	2,410,951
Line of credit	418,920	418,920

Total current liabilities	9,510,881	10,001,628

Commitments and contigencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value, 12,300,000 shares authorized, 12,300,000 shares issued and outstanding at December 31, 2009 and 2008, respectively	12,300	12,300
Common stock, $.01 par value, 60,000,000 shares authorized, 40,558,699 shares issued at December 31, 2009 and 24,793,500 hares issuable at December 31, 2008, respectively	405,587	247,935
Treasury stock - 2,306,131 shares	(3,100)	(3,100)
Stock subscriptions	3,849	3,849
Additional paid-in capital	76,202,559	74,935,552
Accumulated deficit during development stage	(86,128,254)	(85,192,953)
Total stockholders’ deficit	(9,507,059)	(9,996,417)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,822	$5,211

The accompanying notes are an integral part of these financial statements.

BIOFIELD CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Period October 16,
	Year Ended		1987 (Date of
	December 31,		Inception) Through
	2009	2008	December 31, 2009

REVENUE	$-	$-	$244,522
COST OF SALES
Cost of goods sold	-	-	95,111
Loss on write down of inventory	-	-	693,500
GROSS PROFIT	-	-	(544,089)

OPERATING EXPENSES:
Research and development	-	-	40,481,889
Selling, general, and administrative	335,736	10,530,286	42,977,721
Impairment of intangible assets	-	-	194,268
Gain on disposition of fixed assets	-	-	(8,084)
Total operating expenses	335,736	10,530,286	83,645,794

OTHER INCOME (EXPENSE):
Interest income	-	-	2,476,722
Interest expense	(599,564)	(561,275)	(4,204,687)
Amortization of shares issued to lenders and other finance costs	-	-	(405,523)
Royalty income and other	-	-	214,867
Net other expense	(599,564)	(561,275)	(1,918,621)

LOSS BEFORE INCOME TAXES	(935,301)	(11,091,561)	(86,108,505)

PROVISION FOR INCOME TAXES	-	-	(19,749)

NET LOSS	$(935,301)	$(11,091,561)	$(85,192,953)

NET LOSS PER SHARE:
Basic and Diluted	$(0.03)	$(0.46)

WEIGHTED-AVERAGE SHARES
Basic and Diluted	33,296,365	23,897,943

The accompanying notes are an integral part of these financial statements.

BIOFIELD CORP.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT
											Additional	Def fered Accumulated	Foreign Currency		Total
	Series A		Series B		Series C				Treasury	Stock	Paid In	Deficit Development	Translation		Comprehensive
	Preffered Stock	Amount	Preffered Stock	Amount	Preffered Stock	Amount	Common Stock	Amount	Stock	Subscriptions	Capital	Stage	Adjustment	Total	Loss

Sale of Common Stock, October 16, 1987 (date of inception) (.16 per share, net)	-	$-	-	$-	-	$-	54,902	$55	$-	$-	$91,898	$-	$-	$91,953
Issuance of Common Stock in connection with patent acquisition (.001 per share)	-	-	-	-	-	-	23,529	24	-	-	276	-	-	300
Net loss, October 16, 1987 to March 31, 1988	-	-	-	-	-	-	-	-	-	-	-	(159,359)	-	(159,359)
Total comprehensive income (loss)															$(159,359)

BALANCE AT MARCH 31, 1988	-	$-	-	$-	-	$-	78,431	$79	$-	$-	$92,174	$(159,359)	$-	$(67,106)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(495,520)	-	(495,520)
Total comprehensive income (loss)															$(495,520)

BALANCE AT MARCH 31, 1989	-	$-	-	$-	-	$-	78,431	$79	$-	$-	$92,174	$(654,879)	$-	$(562,626)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(233,347)	-	(233,347)
Total comprehensive income (loss)															$(233,347)

BALANCE AT MARCH 31, 1990	-	$-	-	$-	-	$-	78,431	$79	$-	$-	$92,174	$(888,226)	$-	$(795,973)
Acquisition of 235,294 shares of Common Stock (.001 per share)	-	-	-	-	-	-	-	-	(300)	-	-	-	-	(300)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(285,179)	-	(285,179)
Total comprehensive income (loss)															$(285,179)

BALANCE AT MARCH 31, 1991	-	$-	-	$-	-	$-	78,431	$79	$(300)	$-	$92,174	$(1,173,405)	$-	$(1,081,452)
Retirement of Common Stock held in treasury	-	-	-	-	-	-	(23,529)	(24)	300	-	(276)	-	-	-
Issuance of Common Stock in exchange for notes and debt with accrued interest (2.90 per share, net)	-	-	-	-	-	-	43,137	43	-	-	1,248,638	-	-	1,248,681
Sale of Common Stock (.82 per share, net)	-	-	-	-	-	-	2,451	2	-	-	19,998	-	-	20,000
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	-	136,880	-	-	136,880
Net loss	-	-	-	-	-	-	-	-	-	-	-	(461,061)	-	(461,061)
Total comprehensive income (loss)															$(461,061)

BALANCE AT MARCH 31, 1992	-	$-	-	$-	-	$-	100,490	$100	$-	$-	$1,497,414	$(1,634,466)	$-	$(136,952)
Sale of Common Stock (7.67 per share, net)	-	-	-	-	-	-	55,748	55	-	-	4,275,223	-	-	4,275,278
Exercise of Common Stock options	-	-	-	-	-	-	245	1	-	-	624	-	-	625
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	-	477,453	-	-	477,453
Change in par value of common stock from .0001 to .001	-	-	-	-	-	-	-	1,408	-	-	(1,408)	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,099,637)	-	(3,099,637)
Total comprehensive income (loss)															$(3,099,637)

BALANCE AT MARCH 31, 1993	-	$-	-	$-	-	$-	156,483	$1,564	$-	$-	$6,249,306	$(4,734,103)	$-	$1,516,767
(brought forward)
Exercise of Common Stock options	-	-	-	-	-	-	74	1	-	-	187	-	-	188
Sale of Series A Preferred Stock (3.97 per share, net)	2,119,896	2,120	-	-	-	-	-	-	-	-	8,411,370	-	-	8,413,490
Issuance of Series A Preferred Stock in exchange for notes (4.50 per share)	222,222	222	-	-	-	-	-	-	-	-	999,778	-	-	1,000,000
Issuance of Common Stock warrants	-	-	-	-	-	-	-	-	-	-	2,119	-	-	2,119
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	-	1,580,320	-	-	1,580,320
Net loss	-	-	-	-	-	-	-	-	-	-	-	(6,899,515)	-	(6,899,515)
Total comprehensive income (loss)															$(6,899,515)

BALANCE AT MARCH 31, 1994	2,342,118	$2,342	-	$-	-	$-	156,556	$1,565	$-	$-	$17,243,080	$(11,633,618)	$-	$5,613,369
Sale of Series B Preferred Stock (4.04 per share, net)	-	-	481,644	482	-	-	-	-	-	-	1,947,149	-	-	1,947,631
Issuance of Common Stock warrants	-	-	-	-	-	-	-	-	-	-	6	-	-	6
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	-	14,859	-	-	14,859
Net loss	-	-	-	-	-	-	-	-	-	-	-	(4,959,312)	-	(4,959,312)
Total comprehensive income (loss)															$(4,959,312)

BALANCE AT DECEMBER 31, 1994	2,342,118	$2,342	481,644	$482	-	$-	156,556	$1,565	$-	$-	$19,205,094	$(16,592,930)	$-	$2,616,553
Sale of Series C Preferred Stock (4.11 per share, net)	-	-	-	-	2,914,771	2,915	-	-	-	-	11,977,856	-	-	11,980,771
Issuance of Common Stock warrants	-	-	-	-	-	-	-	-	-	-	161	-	-	161
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	-	195,874	-	-	195,874
Net loss	-	-	-	-	-	-	-	-	-	-	-	(8,739,858)	-	(8,739,858)
Total comprehensive income (loss)															$(8,739,858)

BALANCE AT DECEMBER 31, 1995	2,342,118	$2,342	481,644	$482	2,914,771	$2,915	156,556	$1,565	$-	$-	$31,378,985	$(25,332,788)	$-	$6,053,501
Sale of Common Stock	-	-	-	-	-	-	181,900	1,819	-	-	18,026,419	-	-	18,028,238
Conversion of Series A, B, and C Preferred Stock to Common Stock	(2,342,118)	(2,342)	(481,644)	(482)	(2,914,771)	(2,915)	304,647	3,047	-	-	2,692	-	-	-
Exercise of Common Stock warrants	-	-	-	-	-	-	206	2	-	-	20,145	-	-	20,147
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	-	26,093	-	-	26,093
Net loss	-	-	-	-	-	-	-	-	-	-	-	(10,036,090)	-	(10,036,090)
Total comprehensive income (loss)															$(10,036,090)

BALANCE AT DECEMBER 31, 1996		$-	-	$-	-	$-	643,310	$6,433	$-	$-	$49,454,334	$(35,368,878)	$-	$14,091,889
Sale of Common Stock (2.92 per share, net)	-	-	-	-	-	-	286,767	2,868	-	-	8,377,583	-	-	8,380,451
Warrants exchanged for Common Stock	-	-	-	-	-	-	64,364	644	-	-	(644)	-	-	-
Exercise of Common Stock options	-	-	-	-	-	-	5,067	50	-	-	168,541	-	-	168,591
Exercise of Common Stock warrants	-	-	-	-	-	-	953	10	-	-	93,299	-	-	93,309
Issuance of Common Stock for consulting	-	-	-	-	-	-	2,500	25	-	-	99,975	-	-	100,000
services (4.00 per share, net)											62,579	-	-	62,579
Amortization of deferred compensation
Net loss	-	-	-	-	-	-	-	-	-	-	-	(10,151,041)	-	(10,151,041)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	1,333	1,333
Total comprehensive income (loss)															$(10,149,708)

BALANCE AT DECEMBER 31, 1997	-	$-	-	$-		$-	1,002,961	$10,030	$-	$-	$58,255,667	$(45,519,919)	$1,333	$12,747,111
Repurchase of Common Stock for treasury (2,246,131 shares)	-	-	-	-	-	-	-	-	(100)	-	-	-	-	(100)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(10,654,597)	-	(10,654,597)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	55,891	55,891
Total comprehensive income (loss)															$(10,598,706)

BALANCE AT DECEMBER 31, 1998	-	$-	-	$-		$-	1,002,961	$10,030	$(100)	$-	$58,255,667	$(56,174,516)	$57,224	$2,148,305
Sale of Common Stock (.05 per share, net)	-	-	-	-	-	-	1,400,000	14,000	-	-	686,000	-	-	700,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,253,696)	-	(1,253,696)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	(43,020)	(43,020)
Total comprehensive income (loss)															$(1,296,716)

BALANCE AT DECEMBER 31, 1999	-	$-	-	$-		$-	2,402,961	$24,030	$(100)	$-	$58,941,667	$(57,428,212)	$14,204	$1,551,589
Issuance of right to purchase Common Stock
in lieu of compensation (0.45 per share)	-	-	-	-	-	-	-	-	-	-	198,000	-	-	198,000
Sale of common stock (0.05 per share)	-	-	-	-	-	-	50,000	500	-	-	24,500	-		25,000
Sale of common stock (0.50 per share)	-	-	-	-	-	-	300,000	3,000	-	-	1,497,000	-	-	1,500,000
Memorandum entry to record as expense for honorary services rendered by a shareholder	-	-	-	-	-	-	-	-	-	-	100,000	-	-	100,000
Repurchase of Common Stock for treasury (60,000 shares)	-	-	-	-	-	-	-	-	(3,000)	-	-	-	-	(3,000)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,522,233)	-	(1,522,233)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	(14,204)	(14,204)
Total comprehensive income (loss)															$(1,522,233)

BALANCE AT DECEMBER 31, 2000	-	$-	-	$-		$-	2,752,961	$27,530	$(3,100)	$-	$60,761,167	$(58,950,445)		$1,835,152
Memorandum entry to record as expense for
honorary services rendered by a shareholder	-	-	-	-	-	-	-	-	-	-	100,000	-		100,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,238,687)	-	(2,238,687)
Total comprehensive income (loss)															$(2,238,687)

BALANCE AT DECEMBER 31, 2001	-	$-	-	$-	-	$-	2,752,961	$27,530	$(3,100)	$-	$60,861,167	$(61,189,132)	$-	$(303,535)
Exercise of Common Stock options	-	-	-	-	-	-	6,275	63	-	-	15,623	-		15,686
Memorandum entry to record as expense for honorary services rendered by a shareholder	-	-	-	-	-	-	-	-	-	-	100,000	-	-	100,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,888,789)	-	(2,888,789)
Total comprehensive income (loss)															$(2,888,789)

BALANCE AT DECEMBER 31, 2002	-	$-	-	$-	-	$-	2,759,235	$27,593	$(3,100)	$-	$60,976,790	$(64,077,921)	$-	$(3,076,638)
Issuance of Common Stock for consulting services (0.30 per share, net)	-	-	-	-	-	-	5,000	50	-		14,950	-	-	15,000
Issuance of Common Stock for consulting services (0.32 per share, net)	-	-	-	-	-	-	46,875	468	-	-	149,532	-	-	150,000
Issuance of Common Stock for consulting services (0.11 per share, net)	-	-	-	-	-	-	27,500	275	-	-	29,975	-	-	30,250
Issuance of Common Stock as incentive for funding by issue of notes (0.25 per share net)	-	-	-	-	-	-	318,750	3,188	-	-	793,687	-	-	796,875
Common Stock (410,358 shares) to be issued for interest accrued on stockholder's advances	-	-	-	-	-	-	-	-	-	410	101,976	-	-	102,386
Memorandum entry to record as expense for honorary services rendered by a shareholder	-	-	-	-	-	-	-	-	-	-	100,000	-	-	100,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,164,698)	-	(2,164,698)
Total comprehensive income (loss)															$(2,164,698)

BALANCE AT DECEMBER 31, 2003	-	$-	-	$-	-	$-	3,157,360	$31,574	$(3,100)	$410	$62,166,910	$(66,242,619)	$-	$(4,046,825)
Issuance of Common Stock as incentive for funding by issue of notes (0.25 per share net)	-	-	-	-	-	-	181,250	1,813	-	-	451,312	-	-	453,125
Issuance of Common Stock as incentive for funding by issue of notes (0.31 per share net)	-	-	-	-	-	-	189,500	1,895	-	-	585,555	-	-	587,450
Sale of Common Stock (0.10 per share)	-	-	-	-	-	-	122,400	1,224	-	-	160,601	-	-	161,825
Common Stock (286,421 shares) to be issued for interest accrued on stockholder's advances	-	-	-	-	-	-	-	-	-	287	64,456	-	-	64,743
Common Stock (2,500,000 shares) to be issued for payment penalty on notes payable	-	-	-	-	-	-	-	-	-	2,500	347,500	-	-	350,000
Memorandum entry to record as expense for honorary services rendered by a shareholder	-	-	-	-	-	-	-	-	-	-	100,000	-	-	100,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,846,517)	-	(3,846,517)
Total comprehensive income (loss)															$(3,846,517)

BALANCE AT DECEMBER 31, 2004	-	$-	-	$-	-	$-	3,650,510	$36,506	$(3,100)	$3,197	$63,876,334	$(70,089,136)	$-	$(6,176,199)
Sale of Common Stock ( for not less than $0.10 per share)	-	-	-	-	-	-	324,033	3,240	-	-	382,178	-	-	385,418
Common Stock (2,310,300 shares) to be issued for interest accrued on stockholder's advances		-	-	-	-	-	-	-	-	2,310	83,430	-	-	85,740
Issue of shares of Common Stock for payment penalty on notes payable	-	-	-	-	-	-	89,750	897	-	-	17,052	-	-	17,949
Issue of shares of Common Stock for payment penalty on notes payable	-	-	-	-	-	-	250,000	2,500	-	(2,500)	-	-	-	-
Memorandum entry to record as expense for honorary services rendered by a shareholder	-	-	-	-	-	-	-	-	-	-	100,000	-	-	100,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,926,292)	-	(1,926,292)
Total comprehensive income (loss)															$(1,926,292)

BALANCE AT DECEMBER 31, 2005	-	$-	-	$-	-	$-	4,314,294	$43,143	$(3,100)	$3,007	$64,458,994	$(72,015,428)	$-	$(7,513,384)
Common Stock (841,438 shares) to be issued for interest accrued on stockholder's advances	-	-	-	-	-	-	-	-	-	842	24,401	-	-	25,243
Options issued for consulting services	-	-	-	-	-	-	-	-	-	-	47,512	-	-	47,512
Memorandum entry to record as expense for honorary services rendered by a shareholder	-	-	-	-	-	-	-	-	-	-	25,000	-	-	25,000
Debt converted to stock	12,300,000	12,300	-	-	-	-	999,455	9,995	-	-	1,707,433	-	-	1,729,728
Net loss	-	-	-	-	-	-	-	-	-	-	-	(809,091)	-	(809,091)
Total comprehensive income (loss)															$(809,091)

BALANCE AT DECEMBER 31, 2006	12,300,000	12,300	-	-	-	-	5,313,749	53,138	(3,100)	3,849	66,263,340	(72,824,519)	-	(6,494,992)
Issuance of Common Stock for cash							100,000	1,000			99,000			100,000
Issuance of Common Stock issued for conversion of debt	-	-	-	-	-	-	100,000	1,000	-	-	99,000	-	-	100,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,276,873)	-	(1,276,873)
Total comprehensive income (loss)															$(1,276,873)

BALANCE AT DECEMBER 31, 2007	12,300,000	$12,300	-	$-	-	$-	5,513,749	$55,138	$(3,100)	$3,849	$66,461,340	$(74,101,392)	$-	$(7,571,865)
10 for 1 Reverse split of Common Stock							-
10 for 1 Reverse split of Common Stock - Rounding differences							51
Issuance of Common Stock for consulting services	-	-	-	-	-	-	19,179,700	191,797	-	-	8,375,212			8,567,009
Issuance of Common Stock for subscriptions 100,000 shares for $100,000	-	-	-	-	-	-	100,000	1,000	-	-	99,000			100,000
Net loss	-	-	-	-	-	-			-	-		(11,091,561)		(11,091,561)
Total comprehensive income (loss)															$(11,091,561)

BALANCE AT DECEMBER 31, 2008	12,300,000	$12,300	-	$-	-	$-	24,793,500	$247,935	$(3,100)	$3,849	$74,935,552	$(85,192,952)	$-	$(9,996,417)
Issuance of Common Stock for debt conversion - March 2009	-	-	-	-	-	-	3,693,333	36,933			73,067			110,000
Issuance of Common Stock for consulting services - June 2009	-	-	-	-	-	-	10,000,000	100,000			1,047,050			1,147,051
Issuance of Common Stock for consulting services - June 2009	-	-	-	-	-	-	400,000	4,000			-			4,000
Cancellation of Common Stockissued for consulting services - July 2009	-	-	-	-	-	-	(2,525,000)	(25,250)			-			(25,250)
Issuance of Common Stock for consulting services - December 2009	-	-	-	-	-	-	4,196,866	41,969			146,890			188,859
Net loss	-	-	-	-	-	-						(935,302)		(935,302)
Total comprehensive income (loss)															$(935,302)

BALANCE AT DECEMBER 31, 2009	12,300,000	$12,300	-	$-	-	$-	40,558,699	$405,587	$(3,100)	$3,849	$76,202,559	$(86,128,254)	$-	$(9,507,059)

The accompanying notes are an integral part of these financial statements.

BIOFIELD CORP. ( A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			Period October 16,
			1987 (Date of
	Year Ended		Inception) Through
	December 31,		December 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(935,301)	$(11,091,561)	$(86,128,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,389	1,390	2,763,985
Amortization of premiums on short-term investments	-	-	156,692
Amortization of deferred financing costs	-	-	2,129,643
Loss on disposal of property and equipment	-	-	194,102
Loss on license and settlement agreements	-	-	49,026
Loss on abandonment of patent applications	-	-	303,234
Loss on inventory write-down	-	-	693,500
Impairment of intangible assets	-	-	194,268
Vendor settlements	-	-	(77,257)
Noncash compensation	-	-	3,533,451
Gain from disposition of fixed assets	-	-	(159,473)
Interest paid in common stock	-	-	575,260
Commisions and discounts on sale of common stock	-	-	96,919
Loan repayment default payable in shares of common stock	-	-	350,000
Consultancy fees paid in options	-	-	242,762
Issuances of common stock for outstanding stock obligations, services and debt conversion	1,424,659	8,667,010	10,091,669
Changes in assets and liabilities:			-
Notes receivable	-	11,004	11,004
Inventories	-	-	(693,500)
Prepaids	-	9,000	(131,816)
Due to affiliate	-	-	337,921
Accounts payable and accrued liabilities	(809,483)	1,899,849	4,044,015
Net cash used in operating activities	(318,736)	(503,308)	(61,422,849)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	-	-	(2,610,691)
Costs incurred for patents and patent applications	-	-	(782,527)
Proceeds from sale of property and equipment	-	-	294,748
Purchases of short-term investments	-	-	(26,476,638)
Proceeds from sale and maturity of short-term investments	-	-	26,406,378
Net cash used in investing activities	-	-	(3,168,730)
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	9,912	9,912
Repayments of capitalized lease obligations	-	-	(82,234)
Proceeds from issuance of preferred stock - net	-	-	22,341,892
Proceeds from common stock subscription	-	-	35,203,258
Proceeds from exercise of common stock	-	-	298,546
Proceeds from issuance of notes payable	-	187,058	1,676,058
Proceeds from borrowings on line of credit	-	76,740	76,740
Notes financing costs	80,839	-	342,916
Advances from stockholder and related party	-	216,270	3,493,156
Repayments of advances from stockholder	-	-	(1,874,728)
Repurchases of common stock held in treasury	-	-	(3,100)
Proceeds from notes payable issued to stockholder and related party	237,897	-	2,784,430
Net cash provided by financing activities	318,736	489,980	64,256,934
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(13,328)	100,530
EFFECT OF EXCHANGE RATE CHANGES	-	-	(111,497)
BEGINNING OF PERIOD	-	13,328	-
END OF PERIOD	$-	$-	$(10,967)

Supplementary disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BIOFIELD CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS, (continued)

			Period October 16,
	Year Ended		1987 (Date of
	December 31,		Inception) Through
	2009	2008	December 31, 2009
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Cash paid for interest	$-	$-	$857,003
Cash paid for taxes	$-	$-	$-

SUPPLEMENTAL SCHEDULE FOR NONCASH
INVESTING AND FINANCING ACTIVITIES:

Common stock shares issued for penalty for non-payment of notes payable on maturity	$-	$-	$17,949

Repayment of debt by shareholders	$-	$-	$1,200,000

Issuance of common stock for services, conversion of accrued liabilities and debt	$1,424,659	$8,667,010	$11,421,671

The accompanying notes are an integral part of these financial statements.

BIOFIELD CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

 The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  The Company has incurred operating losses since its inception. This condition raises substantial doubt as to the Company’s ability to continue as a going concern as such continuance is dependent upon the Company’s ability to raise sufficient capital. Management’s plans regarding these matters, with the objective of improving liquidity and sustaining profitability in future years encompass the following:

	Move from a development stage entity to an operating entity;
	Settling legacy outstanding obligations;

	Continued review of all expenditures in order to minimize costs;
	Raise additional working capital as necessary; and
	Generate revenue from foreign markets such as China and India where MKG has significant government and industrial relationships.

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

Patents and Other Intangible Assets

The costs of patents are amortized on a straight-line basis over their estimated economic life, but not exceeding 17 years. For the years ended December 31, 2009 and 2008, we have no intangible assts.

Revenue Recognition

The Company has adopted and follows the guidance provided in the SEC’s Staff Accounting Bulletin (“SAB”) No. 104 (“Topic 13 – Revenue Recognition”), which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Due to the net loss incurred in all periods, there is no provision for income taxes provided as a full valuation allowance has been established.

UNCERTAIN TAX POSITIONS

In July 2006, the Financial Accounting Standards Board ("FASB") issued guidance codified in Accounting Standards Codification ("ASC") Topic 740-10-25 "Accounting for Uncertainty in Income Taxes". ASC Topic 740-10-25 supersedes guidance codified in ASC Topic 450, "Accounting for Contingencies", as it relates to income tax liabilities and lowers the minimum threshold a tax position is required to meet before being recognized in the financial statements from "probable" to "more likely than not" (i.e., a likelihood of occurrence greater than fifty percent). Under ASC Topic 740-10-25, the recognition threshold is met when an entity concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. De-recognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.

The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions.  Accordingly, the Company may incur additional tax expense based upon the outcomes of such matters. In addition, when applicable, the Company will adjust tax expense to reflect the Company's ongoing assessments of such matters which require judgment and can materially increase or decrease its effective rate as well as impact operating results.

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. The Company has recently adopted a policy of recording estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense.

Management believes that the Company does not have any significant uncertain tax positions exist for the year ended December 31, 2009 and 2008, respectively and considering its loss making history since inception. The Company has not made any provision for federal and state income tax liabilities that may result from this uncertainty as of December 31, 2009 and 2008, respectively. Management believes that this will not have a material adverse impact on the Company's financial position, its results of operations and its cash flows.

The number of years with open tax audits varies depending on the tax jurisdiction. The Company's major taxing jurisdictions include the United States (including applicable states). The Company's tax years for 2002 and forward are subject to examination by the United States and applicable state tax authorities due to the carry forward of unutilized net operating losses.

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

Net Loss Per Share

Basic and diluted net losses per common share are presented in accordance with FASB ASC 260, “Earning Per Share,” for all periods presented. Stock subscriptions, options and warrants have been excluded from the calculation of the diluted loss per share for the years ended December 31, 2009 and 2008, because all such securities were anti-dilutive. The net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the periods.

Reclassification

Certain amounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year consolidated financial statements.

Impairment of Long-Lived Assets

The Company has adopted FASB ASC 360 relative to “Impairment of Long-Lived Assets”, which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows.  Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. FASB ASC 360 also requires that assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Research and Development

The Company accounts for research and development costs in accordance with theFASB ASC, “Accounting for Research and Development Costs”. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  Total expenditures on research and product development incurred for the period from October 16, 1987 (date of inception) to December 31, 2009 were $40,481,889.  In 2009 and 2008 there were no additional expenditures on research and product development.

Comprehensive Income

FASB ASC 220, “Comprehensive Income”, establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances.  Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, FASB ASC 220 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall.” The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level one fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements,” which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements,” for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

Other ASUs, not effective until after December 31, 2009, are not expected to have a significant effect on the Company’s financial position or results of operations.

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

On March 4, 2009, The Company issued 3,693,333 shares of common stock upon conversion of $422,000 of debt

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

Depreciation expenses in 2009, 2008 and for the period from inception through December 31, 2009, were $1,389, and $2,763,985, respectively.

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

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2009 and 2008 consisted of the following:

	2009	2008

Accounts payable	$1,439,620	$1,402,514
Accrued interest	1,272,678	991,849
Accrued expenses	926,658	2,058,823
Other	14,659	9,912
	$3,653,615	$4,463,098

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

The advances bear interest at 10% per annum. In 2009 and 2008, the Company accrued $237,898 and $239,220, respectfully, of interest for this account and has record this amount in advances from stockholder.  All interest accruing on the advances from stockholder are payable to LFCG and total $237,898.  There is no maturity date for the advances from stockholder and only $270,273, which is retained by MKG, is entitled to be converted to stock at a later time.  The remaining amount outstanding is still assigned to LFCG.

NOTE 10 – NOTES PAYABLE

Notes Payable

During 2006, the Company issued notes totaling $110,000 for past due obligations.  These notes bear interest at 18% through the maximum amount allowed by law. For the year ended December 31, 2009 and 2008, $23,400 of interest, respectively, was recorded in accrued interest.  These notes were due at various dates during 2007 and 2008 and are in default. The Company continues to work with the holders of these notes to resolve the defaults.

Notes Payable to Stockholder

As of December 31, 2009 and 2008, the Company had recorded $2,616,871 and $2,378,973, respectively, for notes payable to stockholder.  In 2002, the Company issued a 10% promissory convertible note in the principal amount of $450,000 to a stockholder. The note, with accrued unpaid interest, has no maturity date and is convertible at the option of the holder into subscriptions of common stock at a rate of $0.40 per share.  Interest for 2008 and 2007 totaled $73,489 and $66,808, respectively, and has been added to the note amount.

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

NOTE 13 - INCOME TAXES

The benefit for income taxes from continued operations for the years ended December 31, 2009 and 2008 consist of the following:

	December 31,
	2009	2008

Current:
Federal and State	$-	$-
Deferred:
Federal and State	4,857,243	4,286,709
	4,857,243	4,286,709
Increase in valuation allowance	(4,857,2439	(4,286,709)
Benefit for income taxes, net	$-	$-

The above benefits for 2009 and 2008 were calculated using a federal and State tax estimated rate as noted below:

	December 31
	2008	2007
Statutory federal and State income tax rate	39.00%	39.00%
Valuation allowance	(39.00)%	(39.00)%

Effective tax rate	0.00%	0.00%

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

The Company is not a party to any pending legal proceeding which is not routine litigation incidental to our business or which involves a claim for damages exceeding 10% of our current assets, nor are we aware of any current proceeding concerning us that a governmental authority may be contemplating for the years ending December 31,2009 and 2008, respectively.

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

NOTE 17 - SUBSEQUENT EVENTS

None

PART IV
ITEM 15.  Exhibits, Financial Statement Schedules.
None

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

*31.1 Certification of Shepard G. Bentley Chief Executive Officer

*31.2 Certification of Steven M. Waszak Chief Financial Officer

32.           Section 1350 Certifications

*32.1 Certification of Shepard G. Bentley Chief Executive Officer

*32.2 Certification of Steven M. Waszak Chief Financial Officer

99.  Additional Exhibits - None
(*) Filed herewith.

(1)	Filed with the Securities and Exchange Commission as an exhibit to Biofield's Registration Statement on Form 10-SB (Registration No. 0-27848) which became effective on October 18, 2000.

(2)	Incorporated by reference to Biofield's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(3)	Incorporated by reference to Biofield's Registration Statement on Form S-1 (Registration No. 333-00796) declared effective on March 19, 1996.

(4)	Incorporated by reference to Biofield's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(5)	Incorporated by reference to Biofield's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

(6)	Incorporated by reference to Biofield's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2002.

(7)	Incorporated by reference to Biofield's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

(8)	Incorporated by reference to Biofield's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

(9)	Incorporated by reference to Biofield's Current Report on Form 8-K filed on April 6, 2006.

(b)	Reports on Form 8-K - None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFIELD CORP.

By:	/s/ David Bruce Hong
David Bruce Hong
Chief Executive Officer

By:	/s/ David Bruce Hong
David Bruce Hong
Chief Financial Officer

Dated:  May 12, 2010