Form 10-Q
period 2010-03-31
BIOFIELD CORP \DE\
filed 2010-05-24
CIK 1007018

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

Commission File No: 0-27848

BIOFIELD CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-3703450
(State of Incorporation)	(IRS Employer Identification No.)

175 Strafford Avenue, Suite 1, Wayne, PA	19087
(Address of principal executive offices)	(Zip Code)

(215) 972-1717
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 30 days:Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of accelerated filer and large accelerated filer in Rule 12b-12 of the Exchange Act (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐        No  ☒

AS of May 10, 2010, THERE WERE 40,558,699 SHARES OF COMMON STOCK OUTSTANDING AND 12,300,000 SHARES OF VOTING PREFERRED STOCK OUTSTANDING.

PART I

ITEM 1.     FINANCIAL STATEMENTS

BIOFIELD CORP.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
ASSETS	2010	2009
	(UNAUDITED)	(AUDITED)

CURRENT ASSETS	$-	$-

PROPERTY AND EQUIPMENT - Net	3,475	3,822
TOTAL ASSETS	$3,475	$3,822

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,310,666	$3,653,615
Due to affiliate	-	329,686
Advances from stockholder	-	2,616,871
Notes payable	-	2,491,790
Line of credit	-	418,920

Total current liabilities	2,310,666	9,510,881

Commitments and contigencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value, 12,300,000 shares authorized,
12,300,000 shares issued and outstanding at March 31, 2010
and December 31, 2009, respectively	12,300	12,300
Common stock, $.01 par value, 60,000,000 shares authorized, 40,558,699 shares issued at March 31, 2010 and December 31, 2009 respectively	405,587	405,587
Treasury stock - 3,100,000 shares	(3,100)	(3,100)
Common Stock issuable	17,673	-
Stock subscriptions	3,849	3,849
Additional paid-in capital	81,737,301	76,202,559
Accumulated deficit during development stage	(84,480,801)	(86,128,254)
Total stockholders’ deficit	(2,307,191)	(9,507,059)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,475	$3,822

See accompanying notes to consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)
UNAUDITED STATEMENTS OF OPERATIONS

			Period October 16,
	Three Months Ended		1987 (Date of
	March 31,		Inception) Through
	2010	2009	March 31, 2010

REVENUE	$-	$-	$244,522
COST OF SALES
Cost of goods sold	-	-	95,111
Loss on write down of inventory	-	-	693,500
GROSS PROFIT	-	-	(544,089)

OPERATING EXPENSES:
Research and development	-	-	40,481,889
Selling, general, and administrative	109,647	127,578	43,087,368
Impairment of intangible assets	-	-	194,268
Gain on disposition of fixed assets	-	-	(8,084)
Total operating expenses	109,647	127,578	83,755,441

OTHER INCOME (EXPENSE):
Write down of old payables and debt	1,914,950	-	1,914,949
Interest income	-	-	2,476,721
Interest expense	(157,850)	(149,891)	(4,362,537)
Amortization of shares issued to lenders
and other finance costs	-	-	(405,523)
Royalty income and other	-	-	214,867
Net other income (expense)	1,757,100	(149,891)	(161,523)

INCOME (LOSS) BEFORE INCOME TAXES	1,647,453	(277,469)	(84,461,054)

PROVISION FOR INCOME TAXES	-	-	(19,749)

NET INCOME (LOSS)	$1,647,453	$(277,469)	$(85,192,953)

NET INCOME (LOSS) PER SHARE:
Basic and Diluted	$0.04	$(0.01)

WEIGHTED-AVERAGE SHARES
Basic and Diluted	40,558,699	25,860,411

See accompanying notes to consolidated financial statements.

BIOFIELD CORP. ( A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF CASH FLOWS

			Period October 16,
			1987 (Date of
	Three Months Ended		Inception) Through
	March 31,		March 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,647,453	$(277,469)	$(84,480,801)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	347	347	2,764,332
Amortization of premiums on short-term investments	-	-	156,692
Amortization of deferred financing costs	-	-	2,129,643
Loss on disposal of property and equipment	-	-	194,102
Loss on license and settlement agreements	-	-	49,026
Loss on abandonment of patent applications	-	-	303,234
Loss on inventory write-down	-	-	693,500
Impairment of intangible assets	-	-	194,268
Vendor settlements	-	-	(77,257)
Noncash compensation	-	-	3,533,451
Gain from disposition of fixed assets	-	-	(159,473)
Interest paid in common stock	-	-	575,260
Commisions and discounts on sale of common stock	-	-	96,919
Write down of third party debt to other income	(304,851)	-	(304,851)
Loan repayment default payable in shares of common stock	-	-	350,000
Consultancy fees paid in options	-	-	242,762
Issuances of common stock for outstanding stock obligations, services and debt conversion	-	-	10,091,669
Changes in assets and liabilities:			-
Notes receivable	-	-	11,004
Inventories	-	-	(693,500)
Prepaids	-	-	(131,816)
Due to affiliate	-	-	337,921
Accounts payable and accrued liabilities	(1,342,949)	167,893	2,701,066
Net cash used in operating activities	-	(109,229)	(61,422,849)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	-	-	(2,610,691)
Costs incurred for patents and patent applications	-	-	(782,527)
Proceeds from sale of property and equipment	-	-	294,748
Purchases of short-term investments	-	-	(26,476,638)
Proceeds from sale and maturity of short-term investments	-	-	26,406,378
Net cash used in investing activities	-	-	(3,168,730)
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	-	9,912
Repayments of capitalized lease obligations	-	(771)	(82,234)
Proceeds from issuance of preferred stock - net	-	-	22,341,892
Proceeds from common stock subscription	-	110,000	35,203,258
Proceeds from exercise of common stock	-	-	298,546
Proceeds from issuance of notes payable	-	-	1,676,058
Proceeds from borrowings on line of credit	-	-	76,740
Notes financing costs	-	-	342,916
Advances from stockholder and related party	-	-	3,493,156
Repayments of advances from stockholder	-	-	(1,874,728)
Repurchases of common stock held in treasury	-	-	(3,100)
Proceeds from notes payable issued to stockholder and related party	-	-	2,784,430
Net cash provided by financing activities	-	109,229	64,266,846
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	100,530
EFFECT OF EXCHANGE RATE CHANGES	-	-	(111,497)
BEGINNING OF PERIOD	-	-	-
END OF PERIOD	$-	$-	$(10,967)

See accompanying notes to consolidated financial statements.

BIOFIELD CORP.
(A Development Stage Company)
UNAUDITED STATEMENTS OF CASH FLOWS (continued)

			Period October 16,
	Three Months Ended		1987 (Date of
	March 31,		Inception) Through
	2010	2009	March 31, 2010
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Cash paid for interest	$-	$-	$857,003
Cash paid for taxes	$-	$-	$-

SUPPLEMENTAL SCHEDULE FOR NONCASH
INVESTING AND FINANCING ACTIVITIES:

Common stock shares issued for penalty for non-payment of notes payable on maturity	$-	$-	$17,949

Repayment of debt by shareholders	$-	$-	$1,200,000

Write down of old payables and debt to other income	$1,914,950	$-	$1,914,950

Issuance of common stock for services, conversion of accrued liabilities and debt	$3,534,584	$-	$14,956,255

Capital contributions from forgiveness of debt by related parties	$2,000,158	$-	$2,000,158

BIOFIELD CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

Organization

Biofield Corp. (the “Company”) has developed a highly proprietary system to assist in detecting breast cancer. The procedure is non-invasive and radiation- and compression-free. The procedure produces objective results within 20 minutes without the need for interpretation by a radiologist.  The Company’s breast cancer diagnostic device, the Biofield Diagnostic System (“BDS”), employs single-use sensors to measure and analyze changes in cellular electrical charge distributions associated with the development of epithelial cancers, such as breast cancer.  The new prototype of the device is portable and the size of a laptop computer.  The sensors are similar in size to an EEG/ EKG sensor. The current system is a final complete product and has received CE mark certification from the European regulatory authorities. The CE mark certification, which permits companies to market in European Union member countries, was received in connection with our former facility in Alpharetta, Georgia.  The Company is considering other facilities which have already secured CE Mark certification.  The Company currently operates in the biomedical device market segment.   Through March 31, 2006, the Company’s focus and resources were primarily directed towards securing approval of the BDS from the U.S. Food and Drug Administration (“U.S. FDA”) to distribute in the U.S.  The Company continued to incur significant losses associated with these activities and generated little or no sales.  Subsequent to March 31, 2006, The MacKay Group (“MKG”) took control of the Company’s management and operations (the “MKG Acquisition”). From April 1, 2006 to December 31, 2006, the Company’s time, energies, and resources were focused towards transitioning the Company from prior management to MKG.  This included the tasks of moving the Company’s facilities, inventory, and operations from Alpharetta, Georgia to Philadelphia, Pennsylvania and transferring and reorganizing voluminous amounts of clinical and technological data, and financial records.  The Company has since completed the move to a facility in King of Prussia, Pennsylvania.  With the transfer of vital financial and regulatory records, the Company diligently proceeded during 2007 to bring all of its Securities and Exchange Commission (“SEC”) filings current. During the transition, MKG successfully reduced approximately $2 million of the Company’s debt by converting it to stock, and continues to work toward further debt reduction. Post-MKG Acquisition, the Company changed its primary focus towards penetrating foreign markets with significant populations of women, where MKG had significant industry and government contacts and relationships, where the need for the BDS appeared compelling, and where the regulatory hurdles were not as burdensome. The Company has secured or is working to secure significant government, distribution, research and development and manufacture networks in the People’s Republic of China, India, the Philippines and other parts of Asia, Mexico, Latin America, the Caribbean, Africa, Europe, and the Middle East.  The Company will continue its efforts to secure U.S. FDA approval. The Company believes that the government and industry relationships, the possible significant clinical data and research and development (especially as it may pertain to screening and other cancers), and revenues it secures abroad will facilitate its efforts to secure U.S. FDA approval in the future.

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

The Company, as of March 31, 2010, is still considered to be in the development stage.

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
In the absence of additional financing the Company may be unable to satisfy past due obligations. Management believes that the actions presently being taken provide the opportunity to improve liquidity and sustain profitability. However, there are no assurances that management’s plans will be achieved. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Ultimately, the Company must achieve profitable operations if it is to be a viable entity.

The Company has never declared or paid any cash dividends on capital stock and do not intend to pay any cash dividends in the foreseeable future.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Interim Review Reporting

The accompanying unaudited financial statements of Biofield Corp. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2009 Annual Report as filed on Form 10K.

In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim period ended March 31, 2010, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

Basis of Presentation

The Company has not produced any significant revenue from its principal business and is a development stage company as defined by the Accounting Standards Codification (ASC) 915 Development Stage Entities.

Going Concern

The financial statements for the period ended March 31, 2010 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has a past history of recurring losses from operations and has an accumulated deficit of approximately $84,480,801 and working capital deficiency of approximately $2,310,700 as of March 31, 2010.  Additionally, the Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability is dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The  financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Fair Value of Financial Instruments

Cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses, as reflected in the financial statements, approximate fair value because of the short-term maturity of these instruments. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

Income Taxes

The Company accounts for income taxes in accordance with the liability method. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be utilized against future taxable income.

Uncertain tax positions

In July 2006, the Financial Accounting Standards Board (“FASB”) issued guidance codified in Accounting Standards Codification (“ASC”) Topic 740-10-25 “Accounting for Uncertainty in Income Taxes”. ASC Topic 740-10-25 supersedes guidance codified in ASC Topic 450, “Accounting for Contingencies”, as it relates to income tax liabilities and lowers the minimum threshold a tax position is required to meet before being recognized in the financial statements from “probable” to “more likely than not” (i.e., a likelihood of occurrence greater than fifty percent). Under ASC Topic 740-10-25, the recognition threshold is met when an entity concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. De-recognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.

The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Accordingly, the Company may incur additional tax expense based upon the outcomes of such matters. In addition, when applicable, the Company will adjust tax expense to reflect the Company’s ongoing assessments of such matters which require judgment and can materially increase or decrease its effective rate as well as impact operating results.

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

The Company did not file federal and applicable state income tax returns for the years ended December 31, 2009 and 2008, respectively, and prior. Although the Company is incurring losses since its inception, the Company is obligated to file income tax returns for compliance with IRS regulations and that of applicable state jurisdictions. Management believes that the Company will not incur significant penalty and interest for non-filing of federal and state income tax returns, as well as, federal and state income tax liabilities, as applicable, for quarter ended March 31, 2010 and the years ended December 31, 2009, respectively, and prior considering its loss making history since inception. The Company is still in the process of determining the amount of net taxable operating losses eligible to be carried forward for federal and applicable state income tax purposes for quarter ended March 31, 2010 and the years ended December 31, 2009, respectively, and prior. The Company has not made any provision for federal and state income tax liabilities that may result from this uncertainty as of March 31, 2010 and December 31, 2009, respectively. Management believes that this will not have a material adverse impact on the Company’s financial position, its results of operations and its cash flows.

The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include the United States (including applicable states).

Net Income (Loss) Per Share

Basic and diluted net losses per common share are presented in accordance with FASB ASC 260, “Earning Per Share,” for all periods presented. Stock subscriptions, options and warrants have been excluded from the calculation of the diluted income (loss) per share for the three months ended March 31, 2010 and years ended December 31, 2009, because all such securities were anti-dilutive. The net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares outstanding during the periods.

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

 Research and Development

The Company accounts for research and development costs in accordance with the FASB ASC, “Accounting for Research and Development Costs”. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  Total expenditures on research and product development incurred for the period from October 16, 1987 (date of inception) to March 31, 2010 were $40,481,889.  In 2010 and 2009 there were no additional expenditures on research and product development.

Accounting Standard Updates

In June 2009, the Financial Accounting Standards Board (FASB) amended its accounting guidance on the consolidation of variable interest entities (VIE). Among other things, the new guidance requires a qualitative rather than a quantitative assessment to determine the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In addition, the amended guidance requires an ongoing reconsideration of the primary beneficiary. The provisions of this new guidance were effective as of the beginning of our 2010 fiscal year, and the adoption did not have a material impact on our financial statements.

In October 2009, the FASB issued updated guidance on multiple-deliverable revenue arrangements. Specifically, the guidance amends the existing criteria for separating consideration received in multiple-deliverable arrangements, eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The guidance also establishes a hierarchy for determining the selling price of a deliverable, which is based on vendor-specific objective evidence; third-party evidence; or management estimates. Expanded disclosures related to multiple-deliverable revenue arrangements will also be required. The new guidance is effective for revenue arrangements entered into or materially modified on and after January 1, 2011. The Company does not expect the application of this new standard to have a significant impact on its financial statements.

Consolidations:  In December 2009, the FASB issued ASU No. 2009-17 (formerly Statement No. 167), “Consolidations (Topic 810) – Improvements to Financial Reporting for Enterprises involved with Variable Interest Entities”. ASU 2009-17 amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities, as well as qualifying special-purpose entities (QSPEs) that are currently excluded from previous consolidation guidance. ASU 2009-17 was effective as of the beginning of the first annual reporting period that begins after November 15, 2009. ASU 2009-17 did not have an impact on our financial condition, results of operations, or disclosures.

Accounting for Transfers of Financial Assets:  In December 2009, the FASB issued ASU No. 2009-16 (formerly Statement No. 166), “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets”. ASU 2009-16 amends the derecognition accounting and disclosure guidance. ASU 2009-16 eliminates the exemption from consolidation for QSPEs and also requires a transferor to evaluate all existing QSPEs to determine whether they must be consolidated. ASU 2009-16 was effective as of the beginning of the first annual reporting period that begins after November 15, 2009. ASU 2009-16 did not have an impact on our financial condition, results of operations, or disclosures.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 which is intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). The Company has applied the new disclosure requirements as of January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s financial statements.

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

On April 3, 2006 MKG made a demand on the Company to effectuate the debt conversion, designating certain portions of the total LFCG debt.  Pursuant to the Long Agreement, $499,728 of the assigned debt was authorized to be converted into 9,994,550 pre-reverse stock split common shares and $1,230,000 of the assigned debt into 12,300,000 shares of the voting Preferred stock of the Company, with such shares to be issued to James MacKay as MKG’s designee.  Mr. MacKay is the principal of MKG and is Chairman of the Board of the Company.  All remaining portions of the assigned debt, classified on the balance sheet as notes payable and not converted (e.g., $270,273), were retained by MKG and are entitled to be converted at a later time.  On July 31, 2008, the Board of Directors reviewed all of the Company’s prospective and contingent obligations to issue Common Stock and approved the issuance of 19,006,840 shares of Common Stock to James MacKay on July 31, 2008 to complete the debt conversion pursuant to the Long Agreement.  The 19,006,840 shares of Common Stock were believed by the Board of Directors to provide Mr. Mackay with 51% of the outstanding equity after giving effect to all of the Company’s prospective and contingent obligations to issue Common Stock.  As a result, the Long Debt was converted into a total of 19,006,840 shares of Common Stock (split adjusted) and 12,300,000 shares of voting Preferred Stock, which are convertible into 2,460,000 shares of Common Stock and carry 2,460,000 votes.  The preferred shares were deemed to be issued during 2007 and the 9,994,550 pre-reverse stock split common shares authorized to be converted were considered to be issuable as of December 31, 2007.

On March 4, 2009, The Company issued 3,693,333 shares of common stock upon conversion of $422,000 of debt.

On March 31, 2010, The Company has 17,672,922 shares of common stock issuable for conversion of $3,534,584 of debt.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2010 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2010	2009
Furniture and Office equipment	$61,686	$61,686
Plant and production equipment	144,308	144,308
	205,994	205,994
Less: Accumulated depreciation	202,520	202,172
	$3,4,74	$3,822

Depreciation expenses for the three months ended march 31, 2010 and 2009 was $347, respectively.

NOTE 5 - PATENT AND PATENT APPLICATION COSTS

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

There was no amortization expense for patents for the quarter ended March 31, 2010. Amortization expense from inception through December 31, 2009, was $486,860.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
	2010	2009
Accounts payable	$97,959	$1,439,620
Accrued interest	1,331,885	1,272,678
Accrued expenses	880,821	926,658
Other	-	14,659
	$2,310,665	$3,653,615

As of March 31, 2010, management determined that certain balances in accounts payable and debt were unclaimed for more than five years and therefore, the Company had written down old payables and debt in the amount of $1,914,950 as other income considering the fact that these balances were no longer payable to third parties through a resolution of the board of directors (see also note 9).

NOTE 7 – DUE TO AFFILIATE

At March 31, 2010, the company converted debt owed to affiliates to common shares issuable (see Note 3). As of December 31, 2009 the Company had recorded $329,686, for amounts due to affiliates.

NOTE 8 – ADVANCES FROM STOCKHOLDER

At March 31, 2010, the company converted debt owed to affiliates to common shares issuable (see Note 3). As of December 31, 2009 the Company had recorded $2,616,871, for advances from stockholder.

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

NOTE 9 – NOTES PAYABLE

Notes Payable

During 2006, the Company issued notes totaling $110,000 for past due obligations.  These notes bear interest at 18% through the maximum amount allowed by law. For the year ended December 31, 2009 and 2008, $23,400 of interest, respectively, was recorded in accrued interest.  These notes were due at various dates during 2007 and 2008 and are in default. The Company continued to work with the holders of these notes to resolve the defaults up until December 31, 2009. As of March 31, 2010, these notes including accrued interest has been written down and recorded as other income in the accompanying statements of operations (see note 6).

Notes Payable to Stockholder

At March 31, 2010, the company has converted $3,534,584 of debt owed to stockholder to 17,672,922 common shares issuable (see Note 3). As of December 31, 2009 the Company had a balances in advances from stockholder in the amount of  $2,616,871 (see note 8).  In 2002, the Company issued a 10% promissory convertible note in the principal amount of $450,000 to a stockholder. The note, with accrued unpaid interest, has no maturity date and is convertible at the option of the holder into subscriptions of common stock at a rate of $0.40 per share. The balance under this note was included in advances from stockholder of $2,616,871 as described above.

 Notes Payable for Private Placements

Over the course of time, the Company sold various private placements in various increments of units of debt and common stock to related and other third parties. These notes payable, as of March 31, 2010,  were converted to common shares (see Note 3) or treated as additional paid-in capital pursuant to the terms of FASB ASC 470-50 (“Debt – Modifications and Extinguishments), as applicable,  and at December 31, 2009 the debt totaled $2,491,790.  Interest accrues at either 12% or 18%, depending upon the date of placement of note and has been recorded in accrued interest.  The notes for these private placements were due on various dates and the Company is currently in default. Until the notes issued under the private placements are repaid, the holders of the notes have the right to participate in any offering by the Company of its equity securities (including convertible debt) by using the notes (and accrued interest thereon) to acquire such equity securities at a 25% discount from the offering price (and if the offering is of convertible debt to acquire such debt at face with a conversion feature at a 25% discount).

NOTE 11 – LINE OF CREDIT

On January 5, 2007 MKG agreed to advance additional funds to the Company under a line of credit.  Under the line of credit, monies advanced by MKG would bear 12% simple annual interest.  There was no maturity date.  MKG had the option to convert the principal and accrued interest into stock at a share price equal to the lesser of: (a) the 70% of the share price at the close of the market as of receipt of funds; or (b) the terms extended by the Company to a funder making a total equity investment of at least US $1 million or in connection with a merger/acquisition or change in control. In 2007, MKG advanced the Company approximately $342,000.  At March 31, 2010 the balance under this line of credit plus accrued interest  was treated as additional paid-in capital, pursuant to the terms of FASB ASC 470-50 (“Debt – Modifications and Extinguishments”), by a board resolution; and at December 31, 2009 the balance of this line of credit was $418,920.

NOTE 12 – STOCKHOLDERS’ EQUITY

Treasury Stock

In December 1998, the Company repurchased 2,246,131 shares of Common Stock for $100. In June 2000, the Company repurchased 60,000 shares of Common Stock for $3,000 from an executive who resigned.  The Company holds all of these shares in its treasury.  There are no changes as of March 31, 2010.

Options Issued for Consulting Fees

The Company issued 1.2 million options based upon the fair value of service render at $47,512 for consulting fees recognized in operating results for the year ended December 31, 2006. These options have an exercise price of $0.04 per share and expire on February 23, 2011. During the three months ended March 31, 2010 and fiscal year ended December 31, 2009 there were no options issued or exercised.

Shares Due for Interest Accrued on Advances From Stockholder

Interest on certain advances from stockholder are payable in common stock issuable. At March 31, 2010, stock issuable of common stock have been reserved for issuance in payment of the then principal and accrued interest of $3,534,584 was added to additional paid-in capital and stock issuable, pending the issuance of 17,672,922 shares of common stock.

NOTE 13 - INCOME TAXES

The Company has not made provision for income taxes in the years ended December 31, 2009 and prior, since the Company has the benefit of net operating losses carried forward in these periods.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax asset as of December 31, 2009 and prior to the year 2009.

The Company is subject to taxation in the United States and certain state jurisdictions. The Company’s tax years for 2002 and forward are subject to examination by the United States and applicable state tax authorities due to the carry forward of unutilized net operating losses.

At March 31, 2010, the Company had federal net operating loss carry-forwards totaling approximately $84 million, which will begin expiring in years 2010 through 2029 subject to its eligibility as determined by respective tax regulating authorities. . However, substantial portion of the net operating loss carry forwards are not utilizable, as a result of the limitations imposed by Section 382 of the Internal Revenue Code, due to ownership changes in 1992, 1995, 1997, 1999 and 2006.  To the extent that these losses and general business credits are utilizable, they may be offset against future U.S. taxable income, if any, during the carry forward period.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

As of April 1, 2006, the Company moved its corporate headquarters from Alpharetta, Georgia to 1615 Walnut Street, 3rd and 4th Floors, Philadelphia, Pennsylvania.  In June 2007, pursuant to a three-year lease, the Company relocated all of its operations to a new office in King of Prussia, Pennsylvania.  The monthly rent for the King of Prussia office is approximately $4,000, including utilities. As at March 31, 2010 the Company owed the following:

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

The Company is not a party to any pending legal proceeding which is not routine litigation incidental to our business or which involves a claim for damages exceeding 10% of our current assets, nor are we aware of any current proceeding concerning us that a governmental authority may be contemplating for the three months ended March 31, 2010 and year ended December 31, 2009, respectively.

The Company has certain lawsuits and claims arising in the ordinary course of its business. In the opinion of the Company, although final disposition of some or all of these suits and claims may impact the Company’s financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on the Company’s financial position.

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

The Company entered into a master license agreement with MKG giving MKG an exclusive (even to the Company), sub licensable, royalty-bearing license to make, have made, use, import, offer for sale, and sell devices, sensors, and other products or services incorporating the Company’s technology.  In return, MKG agreed to pay the Company royalties based upon a gross receipts step scale. MKG was further subject to a minimum royalty payment requirement. MKG also agreed to pay the Company a licensing fee in accordance with certain milestone requirements. The term of the Master License Agreement is 10 years, with automatic renewals for additional 10-year terms, unless properly terminated in accordance with the terms and conditions of the Agreement. No changes have been noted in the terms of this agreement as of March 31, 2010.

NOTE 16 - SUBSEQUENT EVENTS

On May 21, 2010 the Company has entered into negotiations with Mark Faupel, Ph.D for the assignment of the Intellectual Properties (“IP”) rights relating to the Breast Diagnostic System (“BDS”) Device. In addition, the Company is negotiating with Guided Therapeutics, Inc. (“GT”), of which Dr. Faupel is CEO and President, for the re-engineering and obtaining the CE Mark for the technology. The Company is also negotiating with GT for the manufacturing of 100 BDS Devices with the new technology. The Company is optimistic that the process involving the re-engineering and initial manufacturing can be completed within a nine-month time frame.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this document.

Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report are forward-looking statements that involve risks and uncertainties.  These statements relate to future events or our future financial performance.  In some cases, forward-looking statements can be identified by terminology such as "may," "will", "should",  "expect", "anticipate", "intend", "plan", "believe", "estimate", "potential", or "continue", the negative of these terms or other comparable terminology.   These statements involve a number of risks and uncertainties.   Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those described above and in the Company’s last Form 10-K for 2009 under "Risk Factors".  We have no obligation to release publicly the result of any revisions to any of our "forward-looking statements" to reflect events or circumstances that occur after the date of this Report or to reflect the occurrence of other unanticipated events.

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

At March 31, 2010, we had a working capital deficiency of $2,310,665 and accumulated deficit of $84,480,801, respectively.

Our assets totaled $3,474 at March 31, 2010. There were no cash and cash equivalents at March 31, 2010.

Operating Activities

During the three months ended March 31, 2010, we had a net income of $1.6 million, compared to $277,469 for the three months ended March 31, 2009, an increase of $1.9 million or 684.8%. This increase was mainly attributable to write down of old payables and the third parties debt in the amount of approximately $1.9 million during the three months ended March 31, 2010. During the three months ended March 31, 2010, there were no cash utilized in used in operating activities, compared to $109,229 for the three months ended March 31, 2009, a decrease of $109,229 or 100%. The decrease in 2010 was primarily due to a decrease in accounts payable and accrued liabilities of approximately $1.3 million as compared to an increase of $167,893 for the same period in 2009, and   write down of third parties debt in the amount of  $304,851as other income in 2010.

During the three months ended March 31, 2010 and 2009, we had depreciation and amortization in connection with operating activities of $347, respectively.

Investing Activities

There were no investing activities in the three months ended March 31, 2010 and 2009.

Financing Activities

There were no financing activities in the three months ended March 31, 2010. During the three months ended March 31, 2009, we had net cash provided by financing activities of $109,229, primarily from proceeds from issuance of common stock of $110,000 partially offset by a repayment of capitalized lease obligation of $771.

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

The independent auditors report, on our December 31, 2009 financial statements, states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Comparison of the three month period ended March 31, 2010 with the three month period ended March 31, 2009.

In the fiscal quarter ended March 31, 2010 and 2009, there were no sales and we did not incur any cost of sales.

The total operating expenses for the three months ended March 31, 2010 and March 31, 2009 were $109,647 and 127,578 respectively, thus representing a decrease of $17,931 or 14.1%. This decrease is due primarily to less travel expenses in the three months ended March 31, 2010.

We did not incur any research and development expenses in the fiscal quarters ending March 31, 2010 and 2009.

Interest expense for the three months ended March 31, 2010 and March 31, 2009, were $157,850 and $149,891, respectively; representing an increase of $7,959 or 5.3%. The increase is a direct result of increased debt in the first quarter of 2010. However, this expense will reduce from the second quarter of 2010 due to substantial conversion of debt from stockholders, and their affiliates and related parties in to equity during the first quarter of 2010.

For the three months ended March 31, 2010 there were write downs of old payables and third parties debt of $1,914,950, included in the statements of operations as other income. There were no write down of payables in the same period in 2009.

As a result of the foregoing, we incurred a net income of $1,647,453 for the three months ended March 31, 2010 compared to a loss of $277,469 for the three months ended March 31, 2009, an increase of $1,924,922, or 693.74%.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d), the Company's Chief Executive Officer and Chief Accounting Officer, also conducted an evaluation of Biofield's internal controls over financial reporting to determine whether any changes occurred during the first quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During the preparation of the Company's financial statements as of and for the year ended December 31, 2009, the Company concluded that the then current system of disclosure controls and procedures needed improvement, partly due to the transition to new management, facilities, and auditors. As a result of this conclusion, the Company initiated changes in internal control. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

Item 1A.   RISK FACTORS

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2009.  There were no material changes from the risk factors during the three months ended March 31, 2010.

Item 2.                          Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.

Reserved

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

BIOFIELD CORP.

Date: May 24, 2010	By:	/s/ David Bruce Hong
David Bruce Hong
Chief Executive Officer

/s/ David Bruce Hong
David Bruce Hong Chief Accounting Officer