Form 10-Q
period 2010-06-30
BIOFIELD CORP \DE\
filed 2010-08-23
CIK 1007018

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

AS of July 30, 2010, THERE WERE 40,558,699 SHARES OF COMMON STOCK OUTSTANDING AND 12,300,000 SHARES OF VOTING PREFERRED STOCK OUTSTANDING.

PART I

ITEM 1.     FINANCIAL STATEMENTS

BIOFIELD CORP.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(UNAUDITED)

ASSETS

CURRENT ASSETS	$-	$-

PROPERTY AND EQUIPMENT - Net	3,127	3,822
TOTAL ASSETS	$3,127	$3,822

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,098,464	$3,653,615
Due to affiliate	329,686	329,686
Advances from stockholder	2,616,870	2,616,871
Notes payable	2,491,790	2,491,790
Line of credit	418,920	418,920

Total current liabilities	9,955,730	9,510,881

Commitments and contigencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value, 12,300,000 shares authorized, 12,300,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	12,300	12,300
Common stock, $.01 par value, 60,000,000 shares authorized, 40,558,699 shares issued at June 30, 2010 and December 31, 2009 respectively	405,587	405,587
Treasury stock - 3,100,000 shares	(3,100)	(3,100)
Stock subscriptions	3,849	3,849
Additional paid-in capital	76,202,559	76,202,559
Accumulated deficit during development stage	(86,573,799)	(86,128,254)
Total stockholders’ deficit	(9,952,604)	(9,507,059)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,127	$3,822

See accompanying notes to financial statements.

BIOFIELD CORP.
(A Development Stage Company)
UNAUDITED STATEMENTS OF OPERATIONS

					Period October 16,
	Three Months Ended		Six Months Ended		1987 (Date of
	June 30,		June 30,		Inception) Through
	2010	2009	2010	2009	June 30, 2010

REVENUE	$-	$-	$-	$-	$244,522
COST OF SALES
Cost of goods sold	-	-	-	-	95,111
Loss on write down of inventory	-	-	-	-	693,500
GROSS PROFIT	-	-	-	-	(544,089)

OPERATING EXPENSES:
Research and development	-	-	-	-	40,481,889
Selling, general, and administrative	178,048	31,864	287,695	159,441	43,265,416
Impairment of intangible assets	-	-	-	-	194,268
Gain on disposition of fixed assets	-	-	-	-	(8,084)
Total operating expenses	178,048	31,864	287,695	159,441	83,933,489

OTHER INCOME (EXPENSE):
Interest income	-	-	-	-	2,476,721
Interest expense	-	(149,804)	(157,850)	(299,783)	(4,362,537)
Amortization of shares issued to lenders and other finance costs	-	-	-	-	(405,523)
Royalty income and other	-	-	-	-	214,867
Net other income (expense)	-	(149,804)	(157,850)	(299,783)	(2,076,472)

INCOME (LOSS) BEFORE INCOME TAXES	(178,048)	(181,668)	(445,545)	(459,224)	(86,554,051)

PROVISION FOR INCOME TAXES	-	-	-	-	(19,749)

NET INCOME (LOSS)	$(178,048)	$(181,668)	$(445,545)	$(459,224)	$(84,669,849)

NET INCOME (LOSS) PER SHARE:
Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED-AVERAGE SHARES
Basic and Diluted	40,558,699	31,453,866	40,558,699	28,672,615

See accompanying notes to financial statements.

BIOFIELD CORP. ( A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF CASH FLOWS

			Period October 16,
			1987 (Date of
	Six Months Ended		Inception) Through
	June 30,		June 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(445,545)	$(459,224)	$(86,573,799)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	694	694	2,764,679
Amortization of premiums on short-term investments	-	-	156,692
Amortization of deferred financing costs	-	-	2,129,643
Loss on disposal of property and equipment	-	-	194,102
Loss on license and settlement agreements	-	-	49,026
Loss on abandonment of patent applications	-	-	303,234
Loss on inventory write-down	-	-	693,500
Impairment of intangible assets	-	-	194,268
Vendor settlements	-	-	(77,257)
Noncash compensation	-	154,000	3,533,451
Gain from disposition of fixed assets	-	-	(159,473)
Interest paid in common stock	-	-	575,260
Commisions and discounts on sale of common stock	-	-	96,919
Write down of third party debt	(304,851)	-	(304,851)
Loan repayment default payable in shares of common stock	-	-	350,000
Consultancy fees paid in options	-	-	242,762
Issuances of common stock for outstanding stock obligations, services and debt conversion	-	-	10,091,669
Changes in assets and liabilities:			-
Notes receivable	-	-	11,004
Inventories	-	-	(693,500)
Prepaids	-	-	(131,816)
Due to affiliate	-	-	337,921
Accounts payable and accrued liabilities	749,702	140,414	4,793,717
Net cash used in operating activities	-	(164,116)	(61,422,849)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	-	-	(2,610,691)
Costs incurred for patents and patent applications	-	-	(782,527)
Proceeds from sale of property and equipment	-	-	294,748
Purchases of short-term investments	-	-	(26,476,638)
Proceeds from sale and maturity of short-term investments	-	-	26,406,378
Net cash used in investing activities	-	-	(3,168,730)
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	4,747	9,912
Repayments of capitalized lease obligations	-	-	(82,234)
Proceeds from issuance of preferred stock - net	-	-	22,341,892
Proceeds from common stock subscription	-	-	35,203,258
Proceeds from exercise of common stock	-	-	298,546
Proceeds from issuance of notes payable	-	-	1,676,058
Proceeds from borrowings on line of credit	-	-	76,740
Notes financing costs	-	40,420	342,916
Advances from stockholder and related party	-	118,949	3,493,156
Repayments of advances from stockholder	-	-	(1,874,728)
Repurchases of common stock held in treasury	-	-	(3,100)
Proceeds from notes payable issued to stockholder and related party	-	-	2,784,430
Net cash provided by financing activities	-	164,116	64,266,846
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	100,530
EFFECT OF EXCHANGE RATE CHANGES	-	-	(111,497)
BEGINNING OF PERIOD	-	-	-
END OF PERIOD	$-	$-	$(10,967)

See accompanying notes to financial statements.

BIOFIELD CORP.
(A Development Stage Company)
UNAUDITED STATEMENTS OF CASH FLOWS (continued)

			Period October 16,
	Six Months Ended		1987 (Date of
	June 30,		Inception) Through
	2010	2009	June 30, 2010
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$857,003
Cash paid for taxes	$-	$-	$-

SUPPLEMENTAL SCHEDULE FOR NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock shares issued for penalty for non-payment of notes payable on maturity	$-	$-	$17,949

Repayment of debt by shareholders	$-	$-	$1,200,000

Write down of old payables and debt to other income	$1,914,950	$-	$1,914,950

Issuance of common stock for services, conversion of accrued liabilities and debt	$3,534,584	$1,256,001	$14,956,255

Capital contributions from forgiveness of debt by related parties	$2,000,158	$-	$2,000,158

See accompanying notes to financial statements.

BIOFIELD CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – ORGANIZATION

Organization

Biofield Corp. (the “Company”) is a development stage medical technology company which was incorporated to acquire interests in various business operations and assist in their development. Since inception, the Company had engaged in several business ventures and activities, many of which were not consummated.

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  The Company has incurred operating losses since its inception. This condition raises substantial doubt as to the Company’s ability to continue as a going concern as such continuance is dependent upon the Company’s ability to raise sufficient capital. Management’s plans regarding these matters, with the objective of improving liquidity and sustaining profitability in future years encompass the following:

☐	Move from a development stage entity to an operating entity;
☐	Settling legacy outstanding obligations;
☐	Continued review of all expenditures in order to minimize costs;
☐	Raise additional working capital as necessary; and
☐	Developing a strategic business plan for successful operations in future. .

In the absence of additional financing the Company may be unable to satisfy past due obligations. Management believes that the actions presently being taken in terms of developing strategic business plan and raising capital provide the opportunity to improve liquidity and generate sources to work towards achieving revenue streams and sustain profitability. However, there are no assurances that management’s plans will be achieved. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Ultimately, the Company must achieve profitable operations if it is to be a viable entity.

As of June 30, 2010, the Company was in the process of converting balances due under notes payable and debt arrangements to related and third parties by exchanging issuance of shares of common stock.  Effective April 1, 2010, all amounts due under loans and advances to third parties and related parties were put on non-interest accrual status pursuant to the resolution of the board of directors, as these balances have not been claimed by third parties or related parties. Amounts due under these loans and advances are unsecured, due on demand and do not follow any specific repayment terms.

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

In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim period ended June 30, 2010, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

Basis of Presentation

The Company has not produced any significant revenue from its principal business and has been inactive since 2007. The Company is in the process of developing a strategic business plan to venture in to new business activities and these financial statements have been prepared pursuant to the provisions of FASB Accounting Standards Codification (ASC) 915 Development Stage Entities.

Going Concern

The financial statements for the period ended June 30, 2010 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has a past history of recurring losses from operations and has an accumulated deficit of $86,573,799 and working capital deficiency of $9,955,730 as of June 30, 2010.  Additionally, the Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability is dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Recent Accounting Standard Updates

Certain Accounting Standard Updates (ASUs) that are effective prior to or after June 30, 2010, are not expected to have a significant effect on the Company’s financial position or results of operations.

NOTE 3 - SUBSEQUENT EVENTS

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

At June 30, 2010, the Company had federal net operating loss carry-forwards totaling approximately $84 million, which will begin expiring in years 2010 through 2029 subject to its eligibility as determined by respective tax regulating authorities. . However, substantial portion of the net operating loss carry forwards are not utilizable, as a result of the limitations imposed by Section 382 of the Internal Revenue Code, due to ownership changes in 1992, 1995, 1997, 1999 and 2006.  To the extent that these losses and general business credits are utilizable, they may be offset against future U.S. taxable income, if any, during the carry forward period.

On July 27, 2010, the Company entered into an exclusive agreement for license and transfer of intellectual property (the “IP Agreement”) with Dr. Mark L. Faupel, Ph. D. (“Dr. Faupel”).  The IP Agreement states that the Company shall pay $5,000,000 in incremental sums over the course of five years to Dr. Faupel for the exclusive rights in and to technology relating to electrical methods, apparatuses, and devices for the in vivo and in vitro screening and diagnosis of disease states (the “Licensed Technologies”).  The IP Agreement provides that the Company shall pay to Faupel $180,000 by July 30, 2011; $180,000 on or before July 30, 2012, $240,000 on or before July 30, 2013; $2,000,000 on or before July 30, 2014; $2,400,000 on or before July 30, 2015.  Upon the complete payment of the $5,000,000 by the Company to Faupel, Faupel shall take all steps necessary to transfer and assign title of the Licensed Technologies and all information relating to the development of the Licensed Technologies.

On July 27, 2010, the Company entered into an agreement for re-engineering and manufacture of new BDS device (the “BDS Agreement”) with Guided Therapeutics, Inc. (“GT”).  Under the BDS Agreement, the Company agrees to pay between $400,000 and $500,000, in incremental sums over the course of the work schedule, to GT in consideration for GT’s reasonable efforts to develop a new Biofield BDS Device (the “Work”).  Payment of the initial $250,000 by the Company to GT must be made no later than January 30, 2011.  Within sixty (60) days of the initial payment and GT’s commencement of Work, the Company shall pay an additional $125,000 to GT.  Within thirty (30) days of the scheduled inspection, the Company shall pay the balance of the monies then due to GT.

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

In 2008, the Company recommitted its efforts to secure CE mark certification for BDS, recruited a new management team, opened an office in Hong Kong, in conjunction with the Company’s controlling stockholder, MKG, , moved its US offices from King of Prussia, Pennsylvania to Philadelphia, Pennsylvania, and embarked on a strategy to assemble a portfolio of  medical technology products that can be distributed using the same sales channels the Company intends to use to market the BDS.

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

On June 22, 2010, the Company entered into a Reserve Equity Financing Agreement (the “REF Agreement”) with AGS Capital Group, LLC (“AGS”), pursuant to which AGS committed to purchase, from time to time over a period of two years, shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”) for cash consideration up to $2 million, subject to certain conditions and limitations.

The Company is also required to pay AGS a fee of $120,000 in shares of restricted common stock of which 3,000,000 were issued upon signing the REF Agreement and the balance owed are issuable upon the Company increasing the authorized shares of common stock.

For a period of two years from the effectiveness of a registration statement filed pursuant to the RRA Agreement, the Company may, from time to time, at its discretion, and subject to certain conditions that it must satisfy, draw down funds under the REF Agreement by selling shares of its Common Stock to AGS up to an aggregate of $2 million, subject to various limitations that may reduce the total amount available to the Company. The purchase price of these shares will be discounted by 50% to 90% of the lowest closing bid price during the five consecutive trading days after the Company gives AGS a notice of an advance of funds (an “Advance”), under the REF Agreement.  If the stock price is below $.11, then the discount will be 50%.  If the stock price is between $.11 and $.19, then the discount will be 20%.  If the stock price is above $.20, then the discount will be 10%.

The Company’s ability to require AGS to purchase its Common Stock is subject to various conditions and limitations. The maximum amount of each Advance is equal to the greater of $10,000 or 500% of the product of the average of the daily trading volume of the 10 trading days immediately preceding the Advance Date multiplied by the average of the 10 daily closing prices immediately preceding the advance date.   In addition, a minimum of five calendar days must elapse between each notice of Advance and AGS’ ownership may not exceed 9.99% of the then outstanding shares of common stock.

The REF Agreement contains representations and warranties by us and AGS which are typical for transactions of this type.  The REF Agreement also contains a variety of covenants by us which are typical for transactions of this type.  The REF Agreement obligates the Company to indemnify AGS for certain losses resulting from a misrepresentation or breach of any representation or warranty made by us or breach of any obligation of ours. AGS also indemnifies the Company for similar matters.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception almost entirely by the issuance of our securities, interest income on the then unutilized proceeds from these issuances and with loans made directly, or guaranteed and collateralized, by Dr. David Long and certain of his affiliates (until the MKG Acquisition) and by MKG (after the MKG Acquisition).

At June 30, 2010, we had a working capital deficiency of $9,955,730 and accumulated deficit of $86,573,799, respectively.

Our assets totaled $3,127at June 30, 2010. There were no cash and cash equivalents at June 30, 2010.

Operating Activities

During the six months ended June 30, 2010, we had a net loss of $445,545, compared to net loss of $459,224 for the Six months ended June 30, 2009, a decrease of $13,679 or 3.0%. This decrease was mainly attributable to lower interest expense during the Six months ended June 30, 2010, offset by an increase in general and administrative expenses. During the Six months ended June 30, 2010, there were no cash utilized in operating activities, compared to $164,116 for the Six months ended June 30, 2009, a decrease of $164,116 or 100%. The decrease in 2010 was primarily due to noncash compensation of $154.000 in the six months ended June 30, 2009, offset in part by an increase in accounts payable and accrued liabilities of $444,851 as compared to an increase of $140,414 for the same period in 2009.

During the six months ended June 30, 2010 and 2009, we had depreciation and amortization in connection with operating activities of $694, respectively.

Investing Activities

There were no investing activities in the six months ended June 30, 2010 and 2009.

Financing Activities

There were no financing activities in the six months ended June 30, 2010. During the six months ended June 30, 2009, we had net cash provided by financing activities of $164,116, primarily from proceeds from advances from stockholders and related party, as well as notes financing costs.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital.  There is no guarantee that we will be successful in raising the funds required, if we do raise funds that funds will be provided on acceptable terms..

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

RESULTS OF OPERATIONS

Comparison of the three month period ended June 30, 2010 with the three month period ended June 30, 2009.

There were no sales in the three months ended June 30, 2010 and 2009.

There were no costs of sales in the three months ended June 30, 2010 and 2009.

The total operating expenses for the three months ended June 30, 2010 and 2009 were $178,048 and $31,864 respectively, representing an increase of $146,184 or 459%. This increase is due primarily to accrued expenses in 2010.

There were no interest expense for the three months ended June 30, 2010 since all amounts due under notes payable and other advances were put on non-interest accrual status per resolution of the board of directors and for the same period in 2009, there was $149,804 of interest expense recorded, representing a change  of $149,804 or 100.0%.

As a result of the foregoing, we incurred a net loss of $178,048 for the three months ended June 30, 2010, compared to $181,668 for the three months ended June 30, 2009, a decrease of $3,620, or 2.0%.

Comparison of the six month period ended June 30, 2010 with the six month period ended June 30, 2009.

There were no sales in the six months ended June 30, 2010 and 2009. There were no costs of sales in the six months ended June 30, 2010 and 2009.

The total operating expenses for the six months ended June 30, 2010 and June 30, 2009 were $287,695 and $159,441 respectively, representing an increase of $128,254 or 80%. This increase is due primarily to accrued expenses in 2010.  Total operating expenses for these six months were related to selling, general and administrative expenses.

Interest expense for the six months ended June 30, 2010 and June 30, 2009 were $157,850 and $299,783, representing a decrease of $141,933 or 47%. The decrease is a  result of putting amounts due under loans and advances on non-interest accrual status effective April 1, 2010.

As a result of the foregoing, we incurred a net loss of $445,545 for the six months ended June 30, 2010, compared to a net loss of  $459,224 for the six months ended June 30, 2009, a decrease of  $13,679  or 3.0%.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.   CONTROLS AND PROCEDURES

Our chief executive officer and principal financial officer (the “Certifying Officers”) is responsible for establishing and maintaining disclosure controls and procedures for our company. The certifying officer has concluded (based upon his evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our certifying officer as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2010, an evaluation was performed under the supervision and with the participation of our management, including our certifying officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our certifying officer concluded that our disclosure controls and procedures were not effective. Specifically, our certifying officer determined that the following control deficiencies existed as of June 30, 2010 and management is addressing these matters vigorously during 2010:

•
Policies and Procedures for the Financial Close and Reporting Process — Currently there are no written policies or procedures that clearly define the roles in the financial close and reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Failure to have such policies and procedures in place amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

•
Accounting and Finance Personnel Weaknesses – We do not have a full-time accounting staff due to relatively small nature of operations and we do not have the required infrastructure of meeting the higher demands of being a U.S. public company. Due to the limitations relating to our accounting staff, we have limitations in the segregation of duties throughout the financial reporting processes. Due to the pervasive nature of this issue, the lack of segregation of duties amounts to a significant deficiency or material weakness to the Company’s internal controls over its financial reporting processes. This deficiency is mitigated due to the fact that the Company was not very active since 2007 and did not have significant business operations since then.

In light of the foregoing, once we have the adequate funds, management plans to develop the following additional procedures to help address these control deficiencies. The Company will create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to review by other members of management as well as the Company’s independent accountant. We also plan to enhance and test our quarter-end and year-end financial close process. Additionally, our board of directors will increase its review of our disclosure controls and procedures. We also intend to develop and implement policies and procedures for the financial close and reporting process, such as identifying the roles, responsibilities, methodologies, and review/approval process; we also hope to implement a detailed financial close plan and enhanced and timelier review of manual journal entries, account reconciliations, estimates and judgments. Finally, it is our intention to engage professionals on an as needed basis to assist the Company in the financial reporting process. We believe these actions will remediate the control deficiencies by focusing additional attention and resources in our internal accounting functions. However, these control deficiencies will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively and even then, we cannot assure you that this will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in disclosure or internal control. The Company cannot make assurances that it will not identify additional control deficiencies in its internal control over financial reporting in the future.

The presence of these control deficiencies does not mean that any misstatement has occurred in our financial statements, but only that our present controls might not be adequate to detect or prevent a material misstatement in a timely manner.

The Company believes that the financial statements in this report accurately present the Company’s financial position and results of operations as of the date of such unaudited financial statements.

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Our management, including the Certifying Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d), the certifying officer, also conducted an evaluation of Biofield's internal controls over financial reporting to determine whether any changes occurred during the first quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During the preparation of the Company's financial statements as of and for the year ended December 31, 2009, the Company concluded that the then current system of disclosure controls and procedures needed improvement, partly due to the transition to new management, facilities, and auditors. As a result of this conclusion, the Company initiated changes in internal control. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

Item 1A.      RISK FACTORS

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2009.  There were no material changes from the risk factors during the six months ended June 30, 2010.

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

BIOFIELD CORP.

Date: August 23, 2010	By:	/s/ David Bruce Hong
David Bruce Hong
Chief Executive Officer (Principal Executive Officer)

/s/ David Bruce Hong
David Bruce Hong Chief Accounting Officer
(Principal Financial and Accounting Officer)